Form 10QSB
period 1997-10-31
ISONICS CORP
filed 1997-12-12
CIK 1023966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 31, 1997



[ ]  Transition report under Section 13 or 15(d) of the Exchange Act.

     For the transition period from _______ to ______

         Commission file number: 001-12531

                               ISONICS CORPORATION
        (Exact name of small business issuer as specified in its charter)


         California                                             77-0338561
         ----------                                             ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


                         4010 Moorpark Avenue, Suite 119
                           San Jose, California 95117
                           --------------------------
                    (Address of principal executive offices)


                                 (408) 260-0155
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

The number of shares outstanding of the registrant's Common Stock, no par value, was 5,360,268 at December 3, 1997.

Transitional Small Business Disclosure Format (check one):
Yes ___ No _X_

                                            Isonics Corporation

                                             TABLE OF CONTENTS

                                                FORM 10-QSB

Part I:  Financial Information

         Item 1:      Financial Statements
                      Condensed Balance Sheets as of October 31, 1997 and April
                           30, 1997......................................................................3
                      Condensed Statements of Operations for the Three and Six
                           Month Periods Ended October 31, 1997 and 1996.................................4
                      Condensed Statements of Cash Flows for the Six Month Period
                           Ended October 31, 1997 and 1996...............................................5
                      Notes to Condensed Financial Statements............................................6

         Item 2:      Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.....................................................8

Part II: Other Information

         Item 6:      Exhibits and Reports on Form 8-K..................................................14

Signatures .............................................................................................15

                                                    Part I: Financial Information

Item 1: Condensed Financial Statements

                                                         ISONICS CORPORATION
                                                      CONDENSED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                                                                         October 31,       April 30,
                                                                                                            1997             1997
                                                                                                           -------          -------
                                                                                                         (Unaudited)
                                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                             $ 1,241          $    28
     Accounts receivable                                                                                       484                4
      Inventories                                                                                            1,541            1,539
     Prepaid expenses                                                                                           47               14
                                                                                                           -------          -------

         Total current assets                                                                                3,313            1,585

Property and equipment, net                                                                                    132               70
Goodwill, net                                                                                                  276              315
Notes receivable from shareholders                                                                             167               41
Other assets                                                                                                    11               11
Debt issuance costs, net                                                                                      --                106
Deferred offering costs                                                                                       --                556
                                                                                                           -------          -------
Total                                                                                                      $ 3,899          $ 2,684
                                                                                                           =======          =======


                                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long-term debt                                                                     $    74          $   403
     Accounts payable                                                                                          921            1,105
     Accrued liabilities                                                                                       475              518
                                                                                                           -------          -------

         Total current liabilities                                                                           1,470            2,026

Long-term debt                                                                                                  60            1,268

Commitments                                                                                                   --               --
Stockholders' Equity (Deficit):
     Class A Preferred Stock - no par value - 10,000,000
       shares authorized; none outstanding                                                                    --               --
     Common stock - no par value - 20,000,000 shares
       authorized; issued and outstanding: April 30, 1997,
       3,570,046; October 31,1997, 5,360,268                                                                 4,581            1,129
     Notes receivable from stockholders                                                                       (354)            (343)
     Accumulated deficit                                                                                    (1,858)          (1,396)
                                                                                                           -------          -------
         Total stockholders' equity (deficit)                                                                2,369             (610)
                                                                                                           -------          -------
Total                                                                                                      $ 3,899          $ 2,684
                                                                                                           =======          =======

                                                         ISONICS CORPORATION
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (Unaudited)


                                                                              Three Months Ended                Six Months Ended
                                                                                  October 31,                     October 31,
                                                                            -----------------------         -----------------------
                                                                             1997            1996            1997             1996
                                                                            -------         -------         -------         -------
Net revenues                                                                $ 1,771         $   840         $ 3,306         $ 2,404
Cost of revenues                                                              1,174             714           2,340           1,837
                                                                            -------         -------         -------         -------
        Gross margin                                                            597             126             966             567

Operating expenses:
    Selling, general and administrative                                         368             321             636             587
    Research and development                                                    203              98             352             188
                                                                            -------         -------         -------         -------

        Total operating expenses                                                571             419             988             775
                                                                            -------         -------         -------         -------

Operating income (loss)                                                          26            (293)            (22)           (208)
Other income (expense)
    Interest income                                                              20               2              27               3
    Interest expense                                                            (78)            (84)           (214)            (97)
                                                                            -------         -------         -------         -------

        Total other expense, net                                                (58)            (82)           (187)            (94)
                                                                            -------         -------         -------         -------

Loss before extraordinary item and income taxes                                 (32)           (375)           (209)           (302)

Income tax expense                                                                1              23               1              53
                                                                            -------         -------         -------         -------

Loss before extraordinary item                                                  (33)           (398)           (210)           (355)
                                                                            -------         -------         -------         -------


Extraordinary item - loss on extinguishment of debt                            (252)           --              (252)           --
                                                                            -------         -------         -------         -------

NET LOSS                                                                    $  (285)        $  (398)        $  (462)        $  (355)
                                                                            =======         =======         =======         =======


Net loss per share before extraordinary item                                $ (0.01)        $ (0.07)        $ (0.04)        $ (0.06)
                                                                            =======         =======         =======         =======
Extraordinary item                                                          $ (0.05)        $  --           $ (0.04)        $  --
                                                                            =======         =======         =======         =======
Net loss per share                                                          $ (0.06)        $ (0.07)        $ (0.08)        $ (0.06)
                                                                            =======         =======         =======         =======
Shares used in computing per share information                                4,894           5,852           5,627           6,080
                                                                            =======         =======         =======         =======
Pro forma loss per share                                                    $ (0.06)        $ (0.05)        $ (0.05)        $ (0.04)
                                                                            =======         =======         =======         =======
Shares used in computing pro forma share information                          5,135           6,333           5,869           6,440
                                                                            =======         =======         =======         =======

                                                         ISONICS CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                             Six Months Ended
                                                                                                                 October 31,
                                                                                                           ------------------------
                                                                                                            1997              1996
                                                                                                           -------          -------
Net cash used in operating activities                                                                      $  (379)         $(1,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                                                                       (71)             (10)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt and warrants                                                    --              1,320
     Repayments of debt                                                                                     (1,782)             (64)
     Proceeds from issuance of common stock, net                                                             3,452              202
     Payment of debt issuance costs                                                                             (7)            (106)
                                                                                                           -------          -------
                  Cash provided by financing activities                                                      1,663            1,352
                                                                                                           -------          -------


NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                                        1,213              (87)
Cash and cash equivalents at beginning of period                                                                28              116
                                                                                                           -------          -------
Cash and cash equivalents at end of period                                                                 $ 1,241          $    29
                                                                                                           =======          =======

Supplemental disclosure of cash flow information: Cash paid during the period for:

        Interest                                                                                           $   209          $    30
                                                                                                           =======          =======
        Income taxes                                                                                       $     1          $     9
                                                                                                           =======          =======


                                            See notes to condensed financial statements.

                               ISONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed financial statements of Isonics Corporation (the "Company") as of October 31, 1997 and for the three and six months ended October 31, 1997 and 1996 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Prospectus dated September 22, 1997.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. Cash equivalents are maintained with high quality institutions and are regularly monitored by management. The Company extends credit to its customers, most of whom are large, established companies. Credit risk is mitigated by performing ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation in loss periods as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission rules, all shares issuable from the exercise of warrants issued and stock options granted by the Company at a price less than the initial public offering price during the twelve months preceding the offering date of September 23, 1997 have been included in the calculation (using the treasury stock method) as if they had been outstanding for all periods.

Pro forma net loss per share has been presented to depict what the net loss per share would have been had the common shares issuable for debt repayment been outstanding during that period.

Inventories

         Inventories consist of (in thousands):

                                                   October 31,         April 30,
                                                      1997               1997
                                                     ------             ------

Finished goods                                       $1,378             $1,387
Work in process                                        --                 --
Raw materials                                           163                152
                                                     ------             ------

 Inventories                                         $1,541             $1,539
                                                     ======             ======

                               ISONICS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Significant Customers and Suppliers

At October 31, 1997 two customers accounted for 68% and 23% of total accounts receivable. One customer accounted for 47% and 54% of net revenues during the six months ended October 31, 1997 and 1996, respectively. A second customer accounted for 12% and 11% of net revenues during the six months ended October 31, 1997 and 1996, respectively. Two different customers accounted for 23% and 20% of net revenues during the six months ended October 31, 1997 and 1996, respectively.

The Company currently uses a single source processor in its manufacturing process; a disruption of this relationship could have an adverse impact on the operating results of the Company. The Company has not experienced a disruption; however, the Company recognizes the risks and is actively pursuing alternative sources.

Extinguishment of Debt

The terms of the Company's $1,397,000 non-convertible promissory notes issued in September 1996 stated that in the event of an initial public offering, all principal and interest is due within five days of the closing of the initial public offering of the Company's stock. In accordance with the terms, the Company repaid the notes and interest during September 1997. At the time of the repayment, unamortized debt issuance costs and discounts totaling approximately $252,000 were charged to earnings as an extraordinary item.

Recent Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The Company is required to adopt this standard in the first quarter of fiscal year 1999 and will restate at that time earnings per share ("EPS") data for prior periods to conform with the standard. Earlier application is not permitted. This new standard replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average amount of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As with current EPS reporting requirements, the standard requires common equivalent shares to be excluded in loss periods as they are antidilutive.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an entity report, by major components and as a single total, the change in its net assets from non-shareholder sources during the period; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending and the Company's product development strategy; statements regarding future capital expenditures and financing requirements. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company undertakes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

Overview

Founded in 1992, Isonics Corporation ("Isonics" or the "Company") is a specialty chemical and advanced materials company which develops and commercializes products based on stable isotopes. Stable isotopes are ultra-ultra pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers and high performance lighting, and energy production. Stable isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics can be enhanced significantly. Using state-of-the-art technology, Isonics produces a wide range of enriched stable isotopes which are then converted into products which meet the specialized needs of Isonics' customers.

Isonics' core business is production and supply of depleted zinc (DZ), a non-radioactive stable isotope, to the energy industry. In fiscal 1996, Isonics expanded its business scope to include development of isotopically engineered materials for the medical research, medical diagnostic, and semiconductor industries. In June 1997 Isonics produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997 Isonics exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. The Company is currently evaluating potential applications for isotopically pure silicon in collaboration with certain industrial and university partners and is developing strategies for commercialization. Isonics is supplying stable isotope labeled compounds ("SILCs"), mainly enriched carbon for pharmaceutical research and medical diagnostic test development. The Company is developing advanced, lower cost, production technology for enriched carbon which the Company believes will allow it to become the cost leader in the potentially large enriched carbon market supporting a new class of minimally invasive diagnostic tests which are being developed by others. The Company believes that a substantial portion of its revenues in the future will depend on its success in developing and selling products in the semiconductor and SILC markets.

In September 1997, Isonics completed its initial public offering. The proceeds of this offering will allow the Company to continue its silicon and carbon development efforts, to selectively add key technical personnel and to perform engineering studies prior to adopting a plan to increase and geographically diversify manufacturing capacity necessary to support planned sales growth.

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers and sales of DZ. The Company operates with little backlog and a significant portion of the Company's total revenues to date have been, and the Company believes will continue to be in the near term, derived from a limited number of DZ orders in any particular quarter. Consistent with the Company's historical experience, the Company's quarterly results are expected to be materially affected by the size, timing and quantity of DZ orders, and products shipments made to DZ users during such quarter. As a result, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period, and such fluctuations could materially and adversely affect the Company's business, financial condition and results of operations. The Company expects that if it continues to increase sales of depleted zinc products to end users, develops additional sources of SILCs and commercializes electronic material products, concentration of net revenues from a limited number of customers will be reduced.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed financial statements and the notes thereto appearing elsewhere in this report.

                                                                              Three Months Ended               Six Months Ended
                                                                                  October 31,                     October 31,
                                                                             ---------------------           ---------------------
                                                                              1997           1996             1997           1996
                                                                             -----           -----           -----           -----
Net revenues                                                                 100.0%          100.0%          100.0%          100.0%
Cost of revenues                                                              66.3            85.0            70.8            76.4
                                                                             -----           -----           -----           -----
               Gross Margin                                                   33.7            15.0            29.2            23.6
                                                                             -----           -----           -----           -----

Operating expenses:
               Selling, general and administrative                            20.7            38.2            19.2            24.4
               Research and development                                       11.5            11.7            10.7             7.9
                                                                             -----           -----           -----           -----
                 Total operating expenses                                     32.2            49.9            29.9            32.3
                                                                             -----           -----           -----           -----
Operating income (loss)                                                        1.5           (34.9)           (0.7)           (8.7)
Other income (expense)
               Interest income                                                 1.1             0.2             0.8             0.1
               Interest expense                                               (4.4)          (10.0)           (6.5)           (4.0)
                                                                             -----           -----           -----           -----
                  Total other expense, net                                    (3.3)           (9.8)           (5.7)           (3.9)
                                                                             -----           -----           -----           -----
Loss before extraordinary item and income taxes                               (1.8)          (44.7)           (6.3)          (12.6)
Income tax expense                                                             0.1             2.7             0.0             2.2
                                                                             -----           -----           -----           -----
Loss before extraordinary item                                                (1.9)          (47.4)           (6.4)          (14.8)
Extraordinary item - loss on extinguishment of  debt                         (14.2)            0.0            (7.6)           (0.0)
                                                                             -----           -----           -----           -----
NET LOSS                                                                     (16.1)%         (47.4)%         (14.0)%         (14.8)%
                                                                             =====           =====           =====           =====


Net Revenues

Net revenues for the three and six months ended October 31, 1997 were $1.77 million and $3.31 million, respectively, an increase of 110.8% and 37.5% over $840,000 and $2.40 million for the comparable periods in prior fiscal period. The growth on a quarterly and year-to -date basis is due primarily to increased demand for DZ and SILC products. Net revenues from DZ increased by approximately $951,000 and $992,000 for the three and six months ended October 31, 1997, on increased unit sales of approximately 152% and 45%, respectively. Average unit sales prices for DZ increased in comparison to the previous fiscal years comparable quarter. Net revenues from SILCs were approximately $323,000 for the three months ended October 31, 1997, an increase of approximately $91,000 or 39% from the same period of the previous year. For the six months ended October 31, 1997, SILC revenues were approximately $627,000, an increase of approximately $338,000 or 117% for the comparable period of the previous year. The revenue growth reflects the increasing demand for SILCs, specifically, enriched carbon products.

International sales represented less than 10% of net revenues for the three and six months ended October 31, 1997 and 1996.

Gross Margin

Gross margin percentage for the three and six months ended October 31, 1997 increased to 33.7% and 29.2% of net revenues from 15.0% and 23.6% for the same periods in the prior fiscal year. The improvement is due to increased average unit sales prices for DZ and the increased proportion of net revenues generated from DZ, which at present has a higher gross margin than SILCs. Increases in gross margins were offset in part by charges associated with reducing the Company's cadmium inventory to market value during the three months ended October 31, 1997.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased on a dollar basis to approximately $368,000 for the quarter ended October 31, 1997, from $321,000, while declining on a percentage basis to 20.7% of net revenues for the second quarter of fiscal 1998 from 38.2% of net revenues for the comparable period in fiscal 1997. For the six months ended October 31, 1997, these expenses increased on a dollar basis to $636,000 from $587,000 for the comparable period in fiscal 1997 while declining on a percentage basis to 19.2% of net revenues for the six months ended October 31, 1997 from 24.4% for the comparable period in fiscal 1997. The dollar increase during the quarter and six months ended October 31, 1997 was primarily attributable to professional and media relations costs associated with being a public company, while the decrease as a percentage of net revenues was due to growth in energy and SILC product revenues. The Company anticipates that selling, general and administrative expenses will generally continue to increase in absolute dollars, but may vary as a percentage of net revenues.

Research and Development Expenses

Research and development expenses increased by approximately $105,000, or 107.1%, to $203,000 for the quarter ended October 31, 1997 from $98,000 for the comparable period in fiscal 1997, while declining on a percentage basis to 11.5% of net revenues from 11.7%. For the six months ended October 31, 1997, research and development expenses increased by $164,000 or 87.2%, to $352,000 from $188,000 for the comparable period in the previous fiscal year, while increasing on a percentage basis to 10.7% of net revenues from 7.9%. Both the dollar and percentage increases during the quarter and six months ended October 31, 1997 were primarily due to increased staffing and consulting costs associated with the development of isotopically pure silicon wafers; costs to develop advanced, lower cost, production technology for enriched carbon; and commencement of a feasibility study to increase isotope production. The decrease in research and development expenses as a percentage of net revenues for the quarter ended October 31, 1997 compared to the same period of the previous fiscal year was due to revenue growth. The Company believes that the development and introduction of new product applications is critical to its future success and expects that research and development expenses will increase on a dollar basis, but may vary as a percentage of net revenues.

Other Expense, Net

Other expense reflects interest and, prior to the Company's initial public offering, amortization of issuance costs and discounts on outstanding debt. Other expense, net decreased by $24,000 to $58,000 for the quarter ended October 31, 1997 from $82,000 for the comparable period of the previous fiscal year. For the six months ended October 31, 1997, other expense, net increased to $187,000 from $94,000 for the comparable period in fiscal 1997. During the quarter ended October 31, 1997, the Company repaid approximately $1.78 million of outstanding debt which resulted in reduced interest expense. Interest expense, net, increased for the six months ended October 31, 1997, as the debt was outstanding for four months during fiscal 1998 versus two months during the prior years comparable period.

Income taxes

The provision for income taxes was $1,000 for the quarter ended October 31, 1997, a decrease of $22,000 from the comparable period of the prior year. For the six months ended October 31, 1997, income taxes decreased $52,000 to $1,000 for the comparable period of the previous year. Fiscal 1998 taxes are the result of minimum state taxes. The provision for income taxes for the quarter and six months ended October 31, 1996 were the result of providing a valuation allowance on deferred tax assets.

Extraordinary Item

In accordance with the terms of certain outstanding notes the Company was required to repay debt totaling $1,397,000 upon the closing of the Company's initial public offering in September 1997. Upon repayment of the notes, unamortized debt issuance costs and discounts totaling $252,000 were charged to earnings as an extraordinary item.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, borrowed funds and sales of common stock. The Company used cash in operating activities of approximately $379,000 and $1,146,000 during the six months ended October 31, 1997 and 1996, respectively. Cash used by operating activities during the six months ended October 31, 1997 was principally the result of a net loss of $462,000, net of adjustments for non-cash items, primarily depreciation, amortization and extraordinary loss on extinguishment of debt, and increases of accounts receivable and other current assets. Cash used by operating activities during the six months ended October 31, 1996, was principally the result of a net loss of $355,000, adjusted for non-cash items, increases in accounts receivable and inventories and decreases in accrued liabilities, offset in part by increases in accounts payable.

The Company's investing activities used cash of $71,000 and $10,000 for the six months ended October 31, 1997 and 1996, respectively. Investing activities were for purchases of property and equipment.

Financing activities provided cash of $1,663,000 and $1,069,000 during the six months ended October 31, 1997 and 1996, respectively. Cash provided by financing activities during the six months ended October 31, 1997 resulted primarily from the completion of the Company's initial public offering which was offset in part by the repayment of outstanding debt. Financing activities during the six months ended October 31, 1996 consisted of the issuance of notes and common stock which was offset in part by debt issuance costs, deferred offering costs, and principal payments on debt.

At October 31, 1997, the Company had $1,241,000 of cash equivalents, an increase of $1,213,000 compared to $28,000 as of October 31, 1996. At October 31, 1997,
the Company had $1,843,000 working capital, an increase of $2,276,000 compared to negative $432,000 as of October 31, 1996. The increases were primarily the result of the Company's initial public offering in September 1997. At present, the Company has no credit facility with a bank or other financial institution and no in-place source of capital, however, the Company is in the process of evaluating credit facilities and anticipates securing financing by the end of the Company's third quarter, January 31, 1998. The Company believes that cash equivalents on hand at October 31,1997 will be sufficient to allow the Company to continue its expected level of operations for at least 12 months.

Factors That May Affect Future Results

In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Relationship With Certain Suppliers and Availability of Raw Materials

The Company depends upon an isotope enrichment plant, located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation ("the Ministry"), which is part of the cabinet of the government of the Russian Federation, for one process involved in the manufacturing of DZ. The Company also relies upon a single or limited number of suppliers and processors for certain other manufacturing processes. The Company signed an agreement with the commercial department of the Ministry to purchase certain isotope separation services through 2001. Disruption or termination of services provided by the Ministry or the Company's single or limited suppliers and processors could have a material and adverse affect upon the Company's financial condition and results of operations.

Operations in Russia

Operations in Russia entail certain risks. In recent years the former republics of the Soviet Union have experienced political, social and economic change as constituent republics sought independence from the former central government in Moscow, and certain of the republics, including Russia, have attempted to transition from a central controlled economy toward market-based economics. These changes have involved, in certain cases, armed conflict in certain republics. There can be no assurance that political or economic instability in these republics will not continue or worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia. Accordingly the operations of the Company could be materially adversely affected if hostilities in Russia should occur, if trade between Russia and the United States were interrupted, if political conditions in Russia disrupt transportation or processing concerning the Company's goods, if laws or government policies concerning foreign business operations in Russia change substantially, or if tariffs are introduced.

Customer Concentration

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers. Consistent with the Company's historical experience, the Company's quarterly results during fiscal 1998 and 1999 are expected to be affected materially by the level of orders received from significant DZ users during such quarter and product shipments by the Company to DZ customers during such period. The Company believes that if it continues to increase sales of depleted zinc products to end users, if SILC revenues continue to grow, and if it develops and sells products in the electronic materials industries, concentration of net revenues from a limited number of customers will be reduced. There can be no assurance that the Company's principal customers will continue to purchase products. A decrease in or loss of orders from one of more major customers could have a material and adverse effect on the Company's financial condition and results of operations.

Factors Affecting Operating Results; Variability of Orders

The Company operates with little backlog and a significant portion of the Company's net revenues have been, and the Company believes will continue to be, derived from a limited number of orders that are processed and shipped in the same quarter in which the orders are received. The timing of such orders and their fulfillment has caused, and is likely to continue to cause, material fluctuations in the Company's operating results. The Company's expense levels are relatively fixed and as has been the case in prior quarters, these factors will affect the Company's operating results for future periods.

Management of Growth

The Company has in the past experienced periods of rapid growth that have placed a significant strain on the Company's financial resources. The Company's ability to manage growth effectively, particularly given the increasing scope of operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its personnel and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

The Company's future success will depend in significant part upon the continued service of its key technical, sales and senior management personnel, including James E. Alexander, the Company's President and Chief Executive Officer, and Boris Rubizhevsky, the Company's Senior Vice President, Isotope Production and Supply. The Company maintains $1 million of key man life insurance on the lives of Messrs. Alexander and Rubizhevsky and both are covered by employment agreements with the Company extending through September 2001. The Company believes that its future success will depend in large part upon its ability to attract and retain qualified personnel for its operations. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

No Prior Public Market; Determination of Public Offering Price; Possible Volatility of Stock Price

Prior to the Company's initial public offering on September 23, 1997, there was no public market for the Company's securities. Consequently, the initial public offering price was determined by negotiations among the Company and its underwriter. There can be no assurance that an active public market for the Company's Common Stock and Warrants will develop or be sustained after the offering or that the market price of the Common Stock and Warrants will not decline below the initial public offering price. The trading price of the Company's securities could be subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors. In addition, the stock market has experienced wide price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose securities are traded. These broad market fluctuations may adversely effect the market price of the Common Stock and Warrants.

                           Part II: Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits.


               Exhibit
                Number         Description                                                  Page(s)
                ------         -----------                                                  -------
                11.01   Statement Regarding Calculation of Net Income (Loss) Per Share        16

                27.0    Financial Data Schedule                                               17


     (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, County of Santa Clara, State of California, on the 12th day of December, 1997.

         Isonics Corporation
            (Registrant)


        By /s/James E. Alexander
          -------------------------
           James E. Alexander
           President, Chief Executive Officer and Director




        By /s/ Paul J. Catuna
          ------------------------
           Paul J. Catuna
           Vice President, Finance
           Chief Financial Officer