Form 10QSB
period 1998-01-31
ISONICS CORP
filed 1998-03-16
CIK 1023966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended January 31, 1998


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the registrant's Common Stock, no par value, was 5,360,268 at March 4, 1998.

Transitional Small Business Disclosure Format (check one): Yes __ No X

                               Isonics Corporation

                                TABLE OF CONTENTS

                                   FORM 10-QSB


Part I:  Financial Information

      Item 1: Financial Statements

              Condensed Balance Sheets as of January 31, 1998 and April
                   30, 1997....................................................3

              Condensed Statements of Operations for the Three and Nine
                   Month Periods Ended January 31, 1998 and 1997...............4

              Condensed Statements of Cash Flows for the Nine Month
                   Periods Ended January 31, 1998 and 1997.....................5

              Notes to Condensed Financial Statements..........................6

      Item 2: Management's Discussion and Analysis of Financial Condition
                      and Results of Operations................................9

Part II: Other Information

      Item 6: Exhibits and Reports on Form 8-K................................15

Signatures ...................................................................16

                          Part I: Financial Information

Item 1:    Condensed Financial Statements

                               ISONICS CORPORATION
                            CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                          January 31,  April 30,
                                                              1998       1997
                                                             -------    -------
                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                               $ 1,272    $    28
     Accounts receivable                                         149          4
     Inventories                                               1,247      1,539
     Prepaid expenses                                             43         14
                                                             -------    -------

         Total current assets                                  2,711      1,585

Property and equipment, net                                      128         70
Goodwill, net                                                    256        315
Notes receivable from shareholders                               164         41
Other assets                                                       7         11
Debt issuance costs, net                                        --          106
Deferred offering costs                                         --          556
                                                             -------    -------
Total                                                        $ 3,266    $ 2,684
                                                             =======    =======


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Current portion of long-term debt                       $    32    $   403
     Accounts payable                                            314      1,105
     Accrued liabilities                                         390        518
                                                             -------    -------

         Total current liabilities                               736      2,026

Long-term debt                                                    40      1,268

Commitments                                                     --         --
Stockholders' Equity (Deficit):
     Class A Preferred Stock - no par value - 10,000,000
       shares authorized; none outstanding                      --         --
     Common stock - no par value - 20,000,000 shares
       authorized; issued and outstanding: April 30, 1997,
       3,570,046; January 31,1998, 5,360,268                   4,581      1,129
     Notes receivable from stockholders                         (332)      (343)
     Accumulated deficit                                      (1,759)    (1,396)
                                                             -------    -------
         Total stockholders' equity (deficit)                  2,490       (610)
                                                             -------    -------
Total                                                        $ 3,266    $ 2,684
                                                             =======    =======


                  See notes to condensed financial statements.

                                                         ISONICS CORPORATION
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (Unaudited)


                                                                                Three Months Ended             Nine Months Ended
                                                                                    January 31,                    January 31,
                                                                               ----------------------        ----------------------
                                                                                1998           1997           1998            1997
                                                                               -------        -------        -------        -------
Net revenues                                                                   $ 1,968        $   951        $ 5,274        $ 3,355
Cost of revenues                                                                 1,296            742          3,636          2,579
                                                                               -------        -------        -------        -------
        Gross margin                                                               672            209          1,638            776

Operating expenses:
    Selling, general and administrative                                            369            303          1,005            890
    Research and development                                                       227            133            579            321
                                                                               -------        -------        -------        -------

        Total operating expenses                                                   596            436          1,584          1,211
                                                                               -------        -------        -------        -------

Operating income (loss)                                                             76           (227)            54           (435)

Interest income                                                                     27              6             53              9
Interest expense                                                                    (4)          (138)          (217)          (235)
                                                                               -------        -------        -------        -------

             Total interest income (expense), net                                   23           (132)          (164)          (226)
                                                                               -------        -------        -------        -------

Income (loss) before extraordinary item and income taxes                            99           (359)          (110)          (661)

Income tax expense                                                                --             --                1             53
                                                                               -------        -------        -------        -------

Income (loss) before extraordinary item                                             99           (359)          (111)          (714)


Extraordinary item - loss on extinguishment of debt                               --             --             (252)          --
                                                                               -------        -------        -------        -------

NET INCOME (LOSS)                                                              $    99        $  (359)       $  (363)       $  (714)
                                                                               =======        =======        =======        =======

Net income (loss) per share - basic
Net income (loss) per share before extraordinary item                          $  0.02        $ (0.06)       $ (0.02)       $ (0.12)
                                                                               =======        =======        =======        =======
Extraordinary item                                                             $  --          $  --          $ (0.04)       $  --
                                                                               =======        =======        =======        =======
Net income (loss) per share                                                    $  0.02        $ (0.06)       $ (0.06)       $ (0.12)
                                                                               =======        =======        =======        =======
Shares used in computing per share information                                   5,360          6,138          5,836          6,109
                                                                               =======        =======        =======        =======

Net income (loss) per share - diluted
Net income (loss) per share before extraordinary item                          $  0.01        $ (0.06)       $ (0.02)       $ (0.12)
                                                                               =======        =======        =======        =======
Extraordinary item                                                             $  --          $  --          $ (0.04)       $  --
                                                                               =======        =======        =======        =======
Net income (loss) per share                                                    $  0.01        $ (0.06)       $ (0.06)       $ (0.12)
                                                                               =======        =======        =======        =======
Shares used in computing per share information                                   6,625          6,138          5,836          6,109
                                                                               =======        =======        =======        =======

Pro forma net income (loss) per share - diluted
Net income (loss) per share                                                    $  0.01        $ (0.04)       $ (0.03)       $ (0.08)
                                                                               =======        =======        =======        =======
Shares used in computing pro forma per share information                         6,625          6,378          5,997          6,440
                                                                               =======        =======        =======        =======

                                            See notes to condensed financial statements.

                               ISONICS CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                              Nine Months Ended
                                                                 January 31,
                                                             ------------------
                                                               1998       1997
                                                             -------    -------
Net cash used in operating activities                        $  (285)   $(1,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                         (72)       (10)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt and warrants      --        1,741
     Repayments of debt                                       (1,844)       (66)
     Proceeds from issuance of common stock, net               3,452        202
     Payment of debt issuance costs                               (7)      (106)
                                                             -------    -------
                  Cash provided by financing activities        1,601      1,771
                                                             -------    -------


NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS          1,244        (50)
Cash and cash equivalents at beginning of period                  28        116
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 1,272    $    66
                                                             =======    =======

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:

        Interest                                             $   171    $   123
                                                             =======    =======
        Income taxes                                         $     1    $     9
                                                             =======    =======


                  See notes to condensed financial statements.

                               ISONICS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed financial statements of Isonics Corporation (the "Company") as of January 31, 1998 and for the three and nine months ended January 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Prospectus dated September 22, 1997.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128. "Earnings Per Share." The Company has adopted SFAS 128 for the quarter ended January 31, 1998 and restated earnings per share data for periods to conform with SFAS 128. SFAS 128 replaces current earnings per share ("EPS") reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, the SEC rules regarding share issuances and option and other rights granted to acquire shares prior to an initial public offering, as stated above, are still applicable and such amounts are included in both basic and diluted EPS.

Pro forma net loss per share has been  presented  to depict  what the net income
(loss) per share would have been had the common shares issuable for debt repayment been outstanding during that period.

The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computation:


                                                                             Three Months                       Nine Months
                                                                                Ended                              Ended
                                                                              January 31,                        January 31,
                                                                         1998            1997              1998              1997
                                                                       -------          -------           -------           -------
BASIC EPS
Net income (loss) before
    extraordinary item                                                 $    99          $  (359)          $  (111)          $  (714)
Extraordinary item                                                        --               --                (252)             --
                                                                       -------          -------           -------           -------
Net income (loss)                                                      $    99          $  (359)          $  (363)          $  (714)
                                                                       =======          =======           =======           =======
Weighted average common
    stock outstanding                                                    5,360            4,471             4,934             3,972
Stock options, warrants and convertible
    preferred stock issued twelve
    months preceding the initial
    public offering                                                       --              1,667               902             2,137
                                                                       -------          -------           -------           -------
Number of shares                                                         5,360            6,138             5,836             6,109
                                                                       =======          =======           =======           =======


DILUTED EPS
Net income (loss) before
    extraordinary item                                                 $    99          $  (359)          $  (111)          $  (714)
Extraordinary item                                                        --               --                (252)             --
                                                                       -------          -------           -------           -------
Net income (loss)                                                      $    99          $  (359)          $  (363)          $  (714)
                                                                       =======          =======           =======           =======
Weighted average common
    stock outstanding                                                    5,360            4,471             4,934             3,972
Stock options,  warrants and convertible
    preferred  stock issued  twelve
    months preceding the initial
    public offering                                                       --              1,667               902             2,137
Dilutive effect of stock options                                           515             --                --                --
Dilutive effect of warrants                                                750             --                --                --
                                                                       -------          -------           -------           -------
Number of shares                                                         6,625            6,138             5,836             6,109
                                                                       =======          =======           =======           =======


Inventories

         Inventories consist of (in thousands):

                                                   January 31,         April 30,
                                                      1998               1997
                                                     ------             ------
Finished goods                                       $1,041             $1,387
Work in process                                        --                 --
Raw materials                                           206                152
                                                     ------             ------

Inventories                                          $1,247             $1,539
                                                     ======             ======

                               ISONICS CORPORATION
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

Significant Customers and Suppliers

At January 31, 1998 one customer accounted for 95% of total accounts receivable. One customer accounted for 53% and 67% of net revenues during the nine months ended January 31, 1998 and 1997, respectively. Three different customers accounted for 15%, 12% and 12% of net revenues during the nine months ended January 31, 1998.

The Company currently uses a single source processor in its manufacturing process; a disruption of this relationship would have an adverse impact on the operating results of the Company. To date, the Company has not experienced a disruption; however, the Company is actively pursuing alternative sources. There can be no assurance that such alternative sources will be available on commercially reasonable terms or at all.

Extinguishment of Debt

The terms of the Company's $1,397,000 non-convertible promissory notes issued in September 1996 stated that in the event of an initial public offering of the Company's stock, all principal and interest would be due within five days of the closing of such initial public offering. Accordingly, the Company repaid the notes and interest during the second quarter ended October 31, 1997. At the time of the repayment, unamortized debt issuance costs and discounts totaling approximately $252,000 were charged to earnings as an extraordinary item.

Recent Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an entity report, by major components and as a single total, the change in its net assets from non-shareholder sources during the period; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending and the Company's product development strategy; and statements regarding future capital expenditures and financing requirements. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company undertakes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

Overview

Founded in 1992, Isonics Corporation ("Isonics" or the "Company") is a specialty chemical and advanced materials company which develops and commercializes products based on stable isotopes. Stable isotopes are ultra-ultra pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers and high performance lighting and energy production. Stable isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics can be enhanced significantly. Using state-of-the-art technology, Isonics produces a wide range of enriched stable isotopes which are then converted into products which meet the specialized needs of Isonics' customers.

Isonics' core business is production and supply of depleted zinc (DZ), a non-radioactive stable isotope, to the energy industry. In fiscal 1996, Isonics expanded its business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. In June 1997 Isonics produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997 Isonics exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. In February 1998, the Company announced the availability of isotopically pure silicon-28 epitaxial wafers in prototype quantities. The Company is currently evaluating potential applications for isotopically pure silicon in collaboration with certain industrial and university partners and is developing strategies for commercialization. Isonics currently supplies stable isotope labeled compounds ("SILCs"), mainly enriched carbon, for pharmaceutical research and medical diagnostic test development. In February 1998, the Company announced its intention to enter a joint venture agreement with the Institute of Stable Isotopes in Tblisi, Georgia, for enriched carbon-13 production. The partners anticipate first increasing capacity of the existing facilities located in Tblisi, followed by establishing additional production facilities in Europe and the United States. The Company is also independently developing advanced, lower cost, production technology for enriched carbon for use in minimally invasive diagnostic tests which are being developed by others. The Company believes that a substantial portion of its revenues in the future will depend on its success in developing and selling products in the semiconductor and SILC markets.

In September 1997, Isonics completed its initial public offering. The proceeds of the offering are being used to fund the Company's silicon and carbon development efforts, to selectively add key technical personnel and to perform engineering studies prior to adopting a plan to increase and geographically diversify manufacturing capacity necessary to support planned sales growth.

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers and sales of DZ and SILCs. The Company operates with little backlog and a significant portion of the Company's total revenues to date have been, and the Company believes will continue to be in the near term, derived from a limited number of DZ and SILC orders in any particular quarter. Consistent with the Company's historical experience, the Company's quarterly results are expected to be materially affected by the size, timing and quantity of DZ and SILC orders, and product shipments made to DZ and SILC users during such quarter.

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

                                                                        Three Months Ended                Nine Months Ended
                                                                            January 31,                      January 31,
                                                                    ----------------------------     ----------------------------
                                                                       1998            1997             1998            1997
                                                                    -----------    -------------     -----------    -------------
Net revenues                                                          100.0%          100.0%           100.0%           100.0%
Cost of revenues                                                       65.9            78.0             68.9            76.9
                                                                    -----------    -------------     -----------    -------------
               Gross Margin                                            34.1            22.0             31.1            23.1
                                                                    -----------    -------------     -----------    -------------

Operating expenses:
               Selling, general and administrative                     18.8            31.9             19.0            26.5
               Research and development                                11.4            14.0             11.0             9.6
                                                                    -----------    -------------     -----------    -------------
                 Total operating expenses                              30.2            45.9             30.0            36.1
                                                                    -----------    -------------     -----------    -------------
Operating income (loss)                                                 3.9           (23.9)             1.1           (13.0)
Interest income (expense)
               Interest income                                          1.4             0.7              1.0             0.3
               Interest expense                                        (0.2)          (14.5)            (4.2)           (7.0)
                                                                    -----------    -------------     -----------    -------------
                  Total interest income (expense), net                  1.2           (13.8)            (3.2)           (6.7)
                                                                    -----------    -------------     -----------    -------------
Income (loss) before extraordinary item and income taxes                5.1           (37.7)            (2.1)          (19.7)
Income tax expense                                                      --              --               --             (1.6)
                                                                    -----------    -------------     -----------    -------------
Income (loss)  before extraordinary item                                5.1           (37.7)            (2.1)          (21.3)
Extraordinary item - loss on extinguishment of  debt                      --              --            (4.8)             --
                                                                    ===========    =============     ===========    =============
NET INCOME (LOSS)                                                       5.1%          (37.7)%           (6.9)%         (21.3)%
                                                                    ===========    =============     ===========    =============


Net Revenues

Net revenues for the three and nine months ended January 31, 1998 were $1.97 million and $5.27 million, respectively, an increase of 106.9% and 57.2%, respectively for the comparable periods in the prior fiscal period. The growth on a quarterly and year-to-date basis is due primarily to increased sales of DZ and SILC products. Net revenues from DZ increased by approximately $807,000 and $1.80 million, respectively for the three and nine months ended January 31, 1998, on increased unit sales of approximately 43% and 44%, respectively. Average unit sales prices for DZ increased in comparison to the previous fiscal years comparable quarter. Net revenues from SILCs were approximately $225,000 for the three months ended January 31, 1998, an increase of approximately $210,000 from the same period of the previous year. For the nine months ended January 31, 1998, SILC revenues were approximately $852,000, an increase of approximately $548,000 or 181% for the comparable period of the previous year. The revenue growth reflects the increasing sales of SILCs, specifically, enriched carbon products.

International sales represented less than 10% of net revenues for the three and nine months ended January 31, 1998 and 1997.

Gross Margin

Gross margin for the three and nine months ended January 31, 1998 increased to 34.1% and 31.1% of net revenues respectively, from 22.0% and 23.1% for the same periods in the prior fiscal year. The improvement is due to increased average unit sales prices for DZ, increased proportion of net revenues generated from DZ and to a lesser extent increased gross margins from SILCs. Increases in gross margins were offset in part by charges associated with writing off the Company's cadmium inventory and certain SILCs during the nine months ended January 31, 1998.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased on a dollar basis to approximately $369,000 for the quarter ended January 31, 1998, from $303,000, while declining on a percentage basis to 18.8% of net revenues for the third quarter of fiscal 1998 from 31.9% of net revenues for the comparable period in fiscal 1997. For the nine months ended January 31, 1998, these expenses increased on a dollar basis to $1.0 million from $890,000 for the comparable period in fiscal 1997, while declining on a percentage basis to 19.0% of net revenues for the nine months ended January 31, 1998 from 26.5% for the comparable period in fiscal 1997. The dollar increase for the quarter and nine months ended January 31, 1998 was primarily attributable to professional fees and media relations costs associated with being a public company, while the decrease as a percentage of net revenues was due to growth in DZ and SILC product revenues. The Company anticipates that selling, general and administrative expenses will generally continue to increase in absolute dollars to support anticipated revenue growth, but may vary as a percentage of net revenues.

Research and Development Expenses

Research and development expenses increased by approximately $94,000, or 70.7% , to $227,000 for the quarter ended January 31, 1998 from $133,000 for the comparable period in fiscal 1997, while declining on a percentage basis to 11.4% of net revenues from 14.0%. For the nine months ended January 31, 1998, research and development expenses increased by $258,000 or 80.4%, to $579,000 from $321,000 for the comparable period in the previous fiscal year, while increasing on a percentage basis to 11.0% of net revenues from 9.6%. Both the dollar and percentage increases during the quarter and nine months ended January 31, 1998 were primarily due to increased staffing and consulting costs associated with the development of isotopically pure silicon wafers; costs to develop advanced, lower cost production technology for enriched carbon; and commencement of a feasibility study to increase isotope production. The decrease in research and development expenses as a percentage of net revenues for the quarter ended January 31, 1998 compared to the same period of the previous fiscal year was due to revenue growth. The Company believes that the development and introduction of new product applications is critical to its future success and expects that research and development expenses will increase on a dollar basis, but may vary as a percentage of net revenues.

Interest income (expense), net

Interest expense, reflects interest and prior to the Company's initial public offering, amortization of issuance costs and discounts on outstanding debt. Interest expense, net, decreased by $155,000 to net interest income of $23,000 for the quarter ended January 31, 1998 from net interest expense of $132,000 for the comparable period of the previous fiscal year. For the nine months ended January 31, 1998, interest expense, net, decreased to $164,000 from $226,000 for the comparable period in fiscal 1997. During the quarter ended October 31, 1997, the Company repaid approximately $1.78 million of outstanding debt which resulted in reduced interest expense for the quarter and nine months ended January 31, 1998.

Income taxes

There is no provision for income taxes for the quarters ended January 31, 1998 and 1997, respectively. The Company has sufficient net operating loss carryforwards to eliminate net income generated during the three months ended January 31, 1999. For the nine months ended January 31, 1998, income taxes decreased $52,000 to $1,000 for the comparable period of the previous year. Fiscal 1998 taxes are the result of minimum state taxes. The provision for income taxes for the quarter and nine months ended January 31, 1997 was the result of providing a valuation allowance on deferred tax assets.

Extraordinary Item

In accordance with the terms of certain outstanding notes the Company was required to repay debt totaling $1,397,000 upon the closing of the Company's initial public offering in September 1997. Upon repayment of the notes, in the quarter ended October 31, 1997, unamortized debt issuance costs and discounts totaling $252,000 were charged to earnings as an extraordinary item.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been its cash from operations, borrowed funds and sales of common stock. The Company used cash in operating activities of approximately $285,000 and $1.8 million during the nine months ended January 31, 1998 and 1997, respectively. Cash used by operating activities during the nine months ended January 31, 1998 was principally the result of a net loss of $363,000, net of adjustments for non-cash items, primarily depreciation, amortization and extraordinary loss on extinguishment of debt. Cash used by operating activities during the nine months ended January 31, 1997, was principally the result of a net loss of $714,000, adjusted for non-cash items, increases in accounts receivable and inventories, offset in part by increases in accounts payable.

The Company's investing activities used cash of $72,000 and $10,000 for the nine months ended January 31, 1998 and 1997, respectively. Investing activities were for purchases of property and equipment.

Financing activities provided cash of $1.6 million and $1.8 million during the nine months ended January 31, 1998 and 1997, respectively. Cash provided by financing activities during the nine months ended January 31, 1998 resulted primarily from the completion of the Company's initial public offering which was offset in part by the repayment of outstanding debt. Financing activities during the nine months ended January 31, 1997 consisted of the issuance of notes and common stock which was offset in part by debt issuance costs and principal payments on debt.

At January 31, 1998, the Company had $1.3 million of cash and equivalents, an increase of $1.2 million compared to $28,000 as of April 30, 1997. At January 31, 1998, the Company had $2.0 million working capital, an increase of $2.4 million compared to negative $441,000 as of April 30, 1997. The increases were primarily the result of the Company's initial public offering in September 1997. At present, the Company has no credit facility with a bank or other financial institution and no in-place source of capital, however, the Company is in the process of evaluating several credit facilities. The Company believes that cash and equivalents on hand at January 31, 1998 will be sufficient to allow the Company to continue its expected level of operations for at least 12 months.

Factors That May Affect Future Results

In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Operations in Russia and the Republic of Georgia

Operations in Russia and the republic of Georgia ("Georgia") entail certain risks. In recent years the former republics of the Soviet Union including Georgia have experienced political, social and economic change as they sought independence from the former central government in Moscow, and certain of the republics, including Russia and Georgia, have attempted to transition from a central controlled economy toward market-based economics. These changes have involved, in certain cases, armed conflict. There can be no assurance that political or economic instability in these republics will not continue or worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia and Georgia. Accordingly the operations of the Company could be materially adversely affected if hostilities in Russia should occur, if trade between Russia or Georgia and the United States were interrupted, if political conditions in Russia or the Georgia disrupt transportation or processing concerning the Company's goods, if laws or government policies concerning foreign business operations in Russia or Georgia change substantially, or if tariffs are introduced.

Customer Concentration

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers. Consistent with the Company's historical experience, the Company's quarterly results during fiscal 1998 and 1999 are expected to be affected materially by the level of orders received from significant DZ and SILC users during such quarter and product shipments by the Company to DZ and SILC customers during such period. There can be no assurance that the Company's principal customers will continue to purchase products. A decrease in or loss of orders from one or more major customers would have a material and adverse effect on the Company's financial condition and results of operations.

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

Management of Growth

The Company has experienced periods of rapid growth that have placed a significant strain on the Company's financial resources. The Company's ability to manage growth effectively, particularly given the increasing scope of operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its personnel and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dates following December 31, 1999 and beyond (the "Year 2000 Problem")

Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believes the cost of addressing the Year 2000 Problem, will not have a material adverse affect on the result of operations or financial position of the Company. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

Volatility of Stock Price

The trading price of the Company's securities has been subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, and other events or factors. In addition, the stock market has experienced wide price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose securities are traded. These broad market fluctuations may adversely effect the market price of the Common Stock and Warrants.

Shares Eligible for Future Sale

The officers and directors of the Company and all other stockholders have agreed, pursuant to lock-up agreements, that without the prior written consent of Monroe Parker Securities, Inc. (the Representative) and the Company, that they will not sell or otherwise dispose of common stock beneficially owned by them. The Company has been advised by officials of the Representative in the initial public offering, that on December 22, 1997, the Representative ceased market-making activities; therefore, the Company may, in the future at its sole discretion, release a portion of securities subject to these lock-up agreements.

                           Part II: Other Information

Item 6: Exhibits and Reports on Form 8-K

         (a)   Exhibits.


                  Exhibit
                   Number       Description                              Page(s)
                   ------       -----------                              -------
                  27.01         Financial Data Schedule                    17


         (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter ended January 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, County of Santa Clara, State of California, on the 16th day of March, 1998.

         Isonics Corporation
             (Registrant)


         By_______________________________________________
           James E. Alexander
           President, Chief Executive Officer and Director




         By_______________________________________________
           Paul J. Catuna
           Vice President, Finance
           Chief Financial Officer