Form 10KSB
period 1998-04-30
ISONICS CORP
filed 1998-08-13
CIK 1023966

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    For the fiscal year ended April 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the transition period from _______ to ______

                        Commission file number: 001-12531
                               ISONICS CORPORATION
                 (Name of small business issuer in its charter)

              California                                         77-0338561
    (State or other jurisdiction of                            (IRS Employer
    incorporation or organization)                          Identification No.)

    4010 Moorpark Avenue, Suite 119
         San Jose, California                                      95117
 (Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number: (408) 260-0155

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No
                                         ---   ---
         Registrant's revenues for the fiscal year ended April 30, 1998 were $6,783,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on July 27, 1998 was $3,734,381. Excludes approximately 3,974,013 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at July 27, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

         The number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date: class outstanding at July 27, 1998: Common Stock, no par value 6,071,980 shares
      Class A Redeemable Common Stock Purchase Warrants, 810,000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---
================================================================================

                                     PART I

ITEM 1.  BUSINESS

         BECAUSE ISONICS CORPORATION ("ISONICS" OR THE "COMPANY") WANTS TO PROVIDE INVESTORS WITH MORE MEANINGFUL AND USEFUL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB (THE "FORM 10-KSB") CONTAINS, AND INCORPORATES BY REFERENCE, CERTAIN "FORWARD-LOOKING STATEMENTS" (AS SUCH TERM IS DEFINED IN
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED), THAT REFLECT THE COMPANY'S CURRENT EXPECTATIONS REGARDING THE FUTURE RESULTS OF OPERATIONS, PERFORMANCE AND ACHIEVEMENTS OF THE COMPANY. THESE FORWARD-LOOKING STATEMENTS
ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY HAS TRIED, WHEREVER POSSIBLE, TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO IT. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND CONTINGENCIES, WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, DEMAND FOR, AND ACCEPTANCE OF, THE COMPANY'S MATERIALS; CHANGES IN DEVELOPMENT AND DISTRIBUTION RELATIONSHIPS; THE IMPACT OF COMPETITIVE PRODUCTS AND TECHNOLOGIES; AND THE FACTORS SET FORTH UNDER "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM10-KSB OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

         Isonics is an advanced materials and technology company which develops and commercializes products based on enriched stable isotopes. Stable isotopes can be thought of as ultra-ultra pure materials. This high degree of purification accomplished on the sub-atomic level provides enhanced performance properties compared to normal purity materials. Stable isotopes have commercial uses in several areas, including: energy, medical, research, diagnostics and drug development; product tagging and stewardship; semiconductors; and optical materials. Isonics has successfully developed and commercialized two stable isotope products and intends to promote the emergence and growth of new stable isotope applications.

         The Company's principal product to date is isotopically depleted zinc ("DZ"). DZ, in different chemical forms, is used to prevent corrosion in nuclear power plants. Corrosion is a cause of high radiation fields in such plants and can result in radiation exposure to workers. DZ also reduces environmental cracking in certain kinds of nuclear reactors which, if not controlled, can require extremely costly repairs or can result in premature shutdown and de-commissioning of the facility. The Company believes that it has provided substantially all of the DZ used in nuclear power plants worldwide.

         The application of DZ was developed by General Electric Company ("GE"), where the founders of the Company were previously employed. Before fiscal 1997, all sales of DZ by the Company were made to GE pursuant to sales orders, which in turn resold the product to end users. In addition to sales to GE, in fiscal 1997 Isonics commenced direct sales to end users. For the years ended April 30, 1997 and 1998, approximately 38% and 51% of DZ revenues were from sales made directly to end users, respectively.

         New applications for stable isotopes are continually being developed by the Company and by third parties. The Company believes that many new applications have the potential to create new markets. One opportunity is to supply stable isotope labeled compounds for the diagnostic breath test ("DBT") market. DBTs provide early diagnosis of conditions that could otherwise lead to expensive procedures such as endoscopies and biopsies. DBTs under development by third parties which utilize stable isotopes in their application include tests to diagnose peptic ulcers, gastric emptying, fat malabsorption and liver function. Two DBTs relating to peptic ulcers have been approved by the U.S. Food and Drug Administration (the "FDA"), and the Company believes that other companies have applied to the FDA or comparable agencies in foreign countries for approval of these and other tests, which must be obtained before any products can be sold. Certain DBTs are currently marketed in the U.S., Europe, and Asia.

         The key ingredient for DBTs is the rare stable isotope of carbon, carbon-13. Isonics is the third largest supplier of carbon-13 in the world and is the only non-Japanese supplier. To further strengthen this position, Isonics announced in February 1998 the formation of a joint venture with the Institute of Stable Isotopes in Tblisi, Georgia. The purpose of the joint venture is to increase carbon-13 production at the Institute initially and to transfer that production technology to manufacturing facilities to be established in Europe and North America.

         In fiscal 1998, the Company exercised an option to acquire an exclusive license to two Yale University patents which cover semiconductor devices made of isotopically pure silicon, germanium, gallium arsenide and most isotopically pure compound semiconductors. The patents claim that isotopic purity provides improved device speed and improved thermal conductivity, two properties which are of great importance to the semiconductor industry. According to the Semiconductor Industry Association, sales in 1997 of silicon wafers and other semiconductor substrates were over $6 billion.

         Improved thermal conductivity of a thin film of isotopically pure silicon-28 was demonstrated by a researcher at Brown University in 1997. The 60% room temperature improvement was in line with Isonics' expectations. Since 1994 Isonics has been working to produce isotopically pure silicon-28 epitaxial wafers suitable for semiconductor device fabrication. The company believes that it has achieved this goal.

         The Company is collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. The Company believes that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. There can be no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that the Company will be able to commercialize any such products or that a market will emerge for any such products.

         The Company was formed in March 1992 and incorporated in California in March 1993 under the name A&R Materials, Inc. In September 1996, the Company changed its name to Isonics Corporation. The Company's principal executive offices are located at 4010 Moorpark Avenue, Suite 119, San Jose, California, 95117. Its telephone number is (408) 260-0155.

Recent Business Acquisitions

         International Process Research Corporation

         Effective April 30, 1998, Isonics purchased International Process Research Corporation ("Interpro") by acquiring all of the outstanding capital stock of Interpro from Metallurgy International, Inc. Interpro, which does business as Colorado Minerals Research Institute, is a contract research and development and materials processing company which has been performing key steps in Isonics' depleted zinc manufacturing process and jointly developing new, lower cost technologies to better meet customer needs. The consolidated balance sheet of Isonics at April 30, 1998 includes the assets and liabilities of Interpro. The consolidated statement of operations excludes Interpro as the acquisition occurred on the last day of fiscal 1998. In connection with the acquisition, Isonics issued shares of its Common Stock in exchange for all of the outstanding shares of Interpro. The total number of shares of Isonics Common Stock issued was 353,982, valued at $708,000. The acquisition was accounted for as a purchase. No goodwill was recognized upon completing the transaction.

         Chemotrade GmbH

         On July 21, 1998, the Company acquired all of the outstanding shares of Chemotrade GmbH, 75 percent of the outstanding shares of Chemotrade Liepzig GmbH and 6 percent of the outstanding shares of IUT (collectively "Chemotrade"), all of which were owned by two common shareholders and engaged in the distribution, development and manufacture of stable and radioactive isotopes. The purchase price consideration consists of $2.576 million to be paid upon closing and contingent consideration of up to $1.1 million to be paid through June 2001. The consideration paid upon closing consists of cash of $758,000, 357,730 restricted shares of common stock with a fair value of $894,000, two notes, one for $924,000 bearing interest at 2% per month due September 15, 1998, secured by certain accounts receivable of Chemotrade, and a second note for $833,000 bearing interest at 10%, due June 1, 1999. The sellers have guaranteed Chemotrade's defined pre tax earnings will be at least

$550,000 during the sixteen months ended April 30, 1999 and the twelve months ended April 30, 2000 and 2001. If the pre tax earnings of Chemotrade are less than $550,000 for the sixteen month period ended April 30, 1999, the note payable of $833,000 due June 1, 1999, will be reduced $0.75 for each $1.00 shortfall of earnings. If the pre tax earnings of Chemotrade are less than $550,000 for the year ended April 30, 2000, the owners will repay $0.75 for each $1.00 shortfall of earnings. If Chemotrade has pretax earnings of $550,000 for the year ended April 30, 2001, the sellers will receive additional consideration of $278,000. If the pre tax earnings are less than $550,000, the consideration will be reduced $0.50 for each $1.00 shortfall in earnings.

Background

         An isotope is one of two or more species of the same chemical element which differ from one another only in the number of neutrons in the nucleus of the atom. The different number of neutrons can create significantly different nuclear physics characteristics. To take advantage of some of these different characteristics, it is usually necessary to increase ("enrich") or decrease
("deplete") the concentration of a particular isotope. There are over 280 naturally occurring stable isotopes of 83 elements. Some elements have only one naturally occurring stable isotope, while others have many. Stable isotopes are not radioactive.

         Stable isotopes of an element differ in mass and diameter as well as several nuclear properties, such as cross-section, spin and magnetic moment. Differences in these properties can result in substantially different effects, and some of these differences have the potential for commercial application. For example, in ultra chemically pure crystals grown for electronics or optical applications, isotopic impurities are the greatest contributor to crystal disorder due to mass and diameter variations. Eliminating this disorder by using a single enriched isotope (i.e. isotopically pure) results in increased thermal conductivity and optical transparency, and thus in improved product performance. Similarly, enriching or depleting isotopes based upon their cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of some semiconductors and for use as targets to produce radioisotopes for medicine and industry.

         Stable isotopes of an element do not differ significantly in their chemical behavior. Tagging of materials can be performed by varying the natural abundance of isotopes to give a compound its own mass or nuclear magnetic signature without changing its chemical properties. Though chemically equivalent, the "tagged" or labeled compound is discernible from its unlabeled twin through the use of several types of instruments called spectrometers.

Company Strategy

         The Company believes that its strength is the ability to bring the necessary elements together to identify, evaluate, develop, engineer and successfully commercialize applications for stable isotopes and value-added products manufactured from stable isotopes. This is evidenced by management's experience (at the Company and in prior employment) in developing DZ from a cost prohibitive concept to a commercial product. DZ is now one of the largest worldwide commercial applications of a stable isotope product.

     The Company believes it has created a product development model that can serve as a basis for current and future expansion of the Company. To capitalize on the commercial opportunities that have been identified for stable isotopes, the Company has adopted a business strategy designed to maximize the value of its technologies, business development and management resources, while attempting to minimize capital costs. This strategy involves:

   o focusing on development of high value-added products which have a perceived competitive advantage in large or growing markets;

   o     leveraging    research    and    development    expenditures    through
         collaborations, government programs and corporate partnerships;

   o minimizing early capital needs by obtaining stable isotopes through alliances and supply agreements with existing stable isotope sources, followed by investment in Company owned isotope production facilities when markets are more established and the optimum production technology has been determined;

   o     obtaining   value-added   processing  technology  through  sub-contract
         manufacturing   agreements,   joint   ventures  and   acquisitions   of
         strategically important technologies and companies; and

   o developing a time-balanced product pipeline to provide a continual supply of new business opportunities.

Products

         The Company's revenues are presently dominated by isotopically depleted zinc (DZ). The remainder of revenues comes from several stable isotope labeled compounds, including carbon-13. No product or licensing revenue has been derived from isotopically pure silicon-28; however, Isonics believes that the initiation of such revenue is likely in fiscal 1999.

         Isotopically Depleted Zinc

         Maintaining radiation exposure of nuclear power plant workers to levels as low as reasonably achievable is mandated in the U.S. by the Nuclear Regulatory Commission. Also of significant concern is cracking of nuclear power plant structural materials due to the corrosive nature of the water used to cool the nuclear reactor core. Nuclear power plants are designed with substantial safety margins against such cracking, and frequent surveillance is performed to assure that this safety margin is not compromised. If not controlled, cracking can require extremely costly repairs or, if not reparable, can result in premature shutdown and de-commissioning of a facility which may have cost hundreds of millions of dollars or more to construct.

         Testing sponsored by the Electric Power Research Institute has shown that the addition of a soluble form of zinc to the nuclear reactor coolant reduces plant radiation fields, and in some cases, substantially mitigates environmentally induced cracking. Zinc acts as a corrosion inhibitor for the stainless steel and other metal components of the nuclear reactor systems. In boiling water reactors ("BWRs"), zinc prevents the development and concentration of corrosion products, the cause of high radiation fields which can result in radiation exposure to plant workers. In pressurized water reactors ("PWRs"), zinc not only prevents radiation field build-up, but has been shown in a PWR test to substantially reduce environmental cracking.

         Zinc provides the important benefits outlined above, but one isotope of natural zinc becomes radioactive in the nuclear reactor, thus offsetting a substantial portion of the desired benefits. By depleting this zinc isotope, the desired benefits are still obtained while the detrimental side effect is essentially eliminated. This product is known as isotopically depleted zinc ("DZ").

         DZ is currently used by 31 of the approximately 95 BWRs in the world including 26 of the 37 U.S. BWRs. Typical current annual DZ requirements for a BWR utilizing DZ are approximately $250,000 to $350,000, based on current prices.

         Programs to evaluate the effectiveness of utilizing DZ at PWRs are underway in the United States and certain foreign countries. These programs have demonstrated the technical effectiveness of DZ for PWRs. Several U.S. PWRs have indicated their intention to use natural zinc, not DZ, due to an unfavorable cost-benefits evaluation. The Company believes that a market may develop for DZ use in European PWRs, due in part to the importance of environmental cracking mitigation and a higher sensitivity to personnel radiation reduction and lower cost pressures than in the U.S.

         Initial test results suggest that PWRs will probably use a smaller amount of DZ per plant as compared to BWRs, but there are approximately 200 PWRs in the world. At present prices, the Company estimates the potential market for sales to nuclear power plants to be between approximately $50-$70 million annually. There can be no assurance that a market will develop for DZ sales to PWRs, that the Company will be able to sell DZ to all such potential customers, or that selling prices of DZ will not decrease.

         Sales of DZ are presently the Company's largest source of revenues, representing approximately 79% and 83% of net revenues for fiscal 1997 and 1998, respectively. In March 1995, Isonics acquired the stable isotope business of Isoserve. The Company believes that it and Isoserve have supplied substantially all of the DZ used in nuclear power plants in the world to date. Until fiscal 1997, DZ was sold only to GE, which in turn resold it to the end-user nuclear power utilities. The Company's sales of DZ to GE have been pursuant to sales orders placed from time to time by GE, and the Company does not have any written purchase or sales agreements with GE relating to sales of DZ or other products. In addition to sales to GE, the Company currently is marketing DZ directly to U.S. and foreign utilities and direct end-users, and for the years ended April 30, 1997 and 1998 approximately 38% and

51% of net revenues from DZ , respectively, were from end-users. The Company believes that direct sales to end users may increase in the future, while sales to GE may decrease. There can be no assurance as to the size of orders, if any, from direct end users in the future or as to the number of customers that can purchase DZ from the Company. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Operating Results - Customer Concentration."

         The Company believes that the decision to purchase DZ is price sensitive. The Company is actively working to further reduce costs by utilizing in-house production of raw materials, developing and implementing low-cost zinc oxide processing technologies, and providing DZ in innovative forms which lowers the utilities' overall cost. The acquisition of International Process Resource Corporation (Interpro), a supplier of such services to Isonics, is expected to aid in reducing DZ costs and provide additional revenue and operating income in fiscal 1999.

         Cadmium

         Sales of cadmium isotopes represented less than 10% in fiscal 1997 and less than 1% of net revenues in fiscal 1998, respectively. The Company sold enriched cadmium for use in helium cadmium lasers and for the manufacture of radioisotopes. The Company does not anticipate future sales of cadmium isotopes due to increased competition and the fact that a new solid state laser, capable of higher power and generally improved performance, is already commercially available.

          Stable Isotope Labeled Compounds

          Stable isotope labeled compounds ("SILCs") are created by incorporating carbon, nitrogen, hydrogen and oxygen isotopes into several thousand relevant chemical compounds. Sales of SILCs represented approximately 16% and 13% of net revenues in fiscal 1998 and 1997. SILCs allow researchers to probe the metabolism of living systems, determine the structures of important biological compounds, design new drugs and measure extremely low levels of environmental toxins. The Company believes that greater availability of stable isotopes and advances in instrumentation (improvements in sensitivity and reduced cost) will promote increased demand for SILCs. Examples of existing and emerging applications include:

         Metabolic studies. Increasingly, drug studies are performed with labeled drugs to facilitate research on metabolism, distribution, mode of action and elimination. The FDA may eventually mandate the labeling of all new drugs for investigational use during some or all phases of pre-clinical and clinical evaluations of these drugs, but there can be no assurance that the FDA will make this mandate in the near future, if at all.

         Rational drug design. Nuclear magnetic resonance ("NMR") spectroscopy is being developed as a tool to determine the structure of larger and larger molecules in solution, many of which cannot be analyzed by the more traditional x-ray crystallography techniques. The Company believes that this new NMR sensitivity combined with the sophisticated isotopically labeled cell growth media needed to produce the labeled human proteins will require an increasing supply of the stable isotopes of carbon, nitrogen and deuterium.

         Product tagging and stewardship applications. The source of materials and explosives may be identified, without changing their chemistry, by tagging with the stable isotopes of carbon, nitrogen, oxygen and hydrogen. Several other approaches are currently being implemented, and other technologies have also been proposed. These other approaches involve the addition of extraneous materials such as dyes, exotic chemical compounds or radioactive compounds. The Company believes that adding such extraneous materials can sometimes detract from the performance of the product. Tagging with small amounts of isotopically engineered versions of the material itself results in a unique identifier which behaves chemically in exactly the same way as the host material.

         The Company's efforts to date in the production and sales of SILCs have focused on structurally simple "building block" compounds which are used by its customers to synthesize more complex and higher value SILCs. The Company presently markets carbon-13 and nitrogen-15 building block SILCs which it obtains through its supply alliance with several stable isotope producers. In the near term, the Company will continue this strategy of supplying "building block" forms of stable isotopes while at the same time increasing its production capacity both at its alliance producers and Company facilities.

         In addition to providing additional revenue potential and possibly higher margins, the Company believes that developing or acquiring complex SILC synthesis capability would be synergistic with any Company efforts to develop the breath test diagnostics product area, and would also aid in early identification of future stable isotope business opportunities.

         Diagnostic Breath Tests

         Healthcare consumes a large amount of resources in the U.S. and worldwide. The Company believes that substantial changes are taking place to control or reduce the high cost of healthcare. A significant trend is a general shift from therapy to cost-effective prevention. Early diagnosis of conditions which otherwise could require expensive therapies could help diminish the risks and expense of such subsequent procedures. The Company has elected to pursue what it believes is a promising segment of this market: Diagnostic Breath Tests ("DBTs").

         Breath tests are all based on the same principle and use a common instrument to measure the result:

         o a small amount of a carbon-13 SILC (referred to as a substrate) is swallowed by the patient;

         o     breath samples are collected at regular intervals;

         o     and breath samples are analyzed for their carbon-13 content.

         Most DBTs are intended to replace unpleasant, costly and sometimes risky procedures such as endoscopies and biopsies of the digestive system. The Company believes that DBTs may become a widely used and accepted diagnostic tool. Certain DBTs are currently being sold in the U.S. and in Europe. Their ease of administration may allow medical internists and general practitioners to use them, potentially resulting in lower cost, earlier diagnosis and broader application.

         The market for DBTs is defined by the incidence of diseases addressed and existing alternative diagnostic procedures. The urea breath test is the most established DBT. As they become more widely available, carbon-13 urea breath tests ("UBTs") may address a potential population of approximately 8 million peptic ulcer patients in the U.S., who presently utilize drugs and procedures with an estimated cost of at least $2 billion each year. The Company believes that the UBT, coupled with antibiotic treatment, can reduce the cost of peptic ulcer management. Two companies in the U.S. have received FDA approval for a carbon-13 UBT. The Company believes that several companies in Europe, including Sanofi and Inbiomed, are also pursuing regulatory approval.

         The Company intends first to enter this market as a carbon-13 and a pharmaceutical-grade substrate supplier. In February 1998, the Company signed a joint venture agreement with the Institute of Stable Isotopes located in Tblisi, Georgia. This institute was the center of development of technology for light isotope separation in the former Soviet Union. The agreement calls for joint investment to increase capacity of carbon-13 in Tblisi and providing Isonics the exclusive right to purchase the product. The agreement also provides for the transfer of technology to enable the construction of carbon-13 production facilities possibly in Europe or the U.S.

         The Company is investigating the feasibility of building such plants and is considering various strategic options, such as partnering or acquisition of complementary technologies or businesses, to leverage its carbon-13 production capability.

         The following  table  identifies  additional  breath tests which are at various  stages of clinical  research and  pre-clinical  and clinical  trials by various third parties.
          BREATH TEST                                       CONDITION DIAGNOSED
-------------------------------  ---------------------------------------------------------------------
13C-Urea                         Helicobacter pylori
13C-Triolein                     Fat malabsorption
13C-Spirulina                    Gastric emptying
13C-Galactose                    Liver function
13C-Xylose                       Small Bowel Bacterial Overgrowth (the major cause of chronic diarrhea)
13C-Aminopyrine                  Liver function
13C-Caffeine                     Liver function
13C-Erythromycin                 Cyclosporin dosage following transplantation
13C-Valine                       Genotype of MSUD (Maple Syrup Urine Disease)
13C-Sucrose                      Sucrose malabsorption (sucrase-isomaltase complex deficiency)
13C-Starch                       Pancreas amylase function
13C-Cholesteryl Octanoate        Pancreas esterase function

         The DBT business is subject to extensive government regulation. The products and instruments used, which may be regulated as drugs and devices, are subject to the scrutiny of FDA review and approval as well as ongoing FDA inspection of most aspects of the production, marketing, distribution and use of these tests. The Company believes that the production and marketing of DBTs is also subject to similar regulatory controls in the foreign countries where the Company would likely seek to market products. Consequently, such products cannot be commercially introduced for several years, and there can be no assurance that the products would ever be approved for use.

         Medical Imaging and Therapy Materials

         Stable isotopes of thallium, zinc, cadmium, xenon, oxygen, strontium and many others are routinely used in a variety of medical imaging and therapy applications. In their enriched form or converted to a specific radioactive isotope in a cyclotron or nuclear reactor, these materials are incorporated in chemical compounds which concentrate in specific parts of the human body upon injection, inhalation or ingestion. Measuring the distribution of the materials in the patient can assist physicians in diagnosing disease states and developing appropriate treatment therapies, some of which incorporate radioactive materials produced from stable isotopes.

         Isonics has decided to pursue one particular target isotope, oxygen-18, used to produce fluorine-18 which is incorporated into the pseudo-sugar, FDG, and used in Nuclear Medicine to diagnose multiple metabolic abnormalities. Recent approvals by the FDA, favorable reimbursement levels by Medicare/Medicaid and third party insurers combined with similar dynamics in Europe and Asia are expected to result in significant growth in FDG studies which should translate into increased oxygen-18 demand. Buyers of oxygen-18 range from the single site users who purchase in gram quantities to the radiopharmacy companies who will buy in kilogram quantities. Isonics will initially focus its sales efforts on the smaller buyer until assured supplies permit the Company to aggressively pursue long term supply agreements with the large radiopharmacy companies, like PetNet, Syncor, Nycomed-Amersham, etc. who will dominate this market through their networks of regional radiopharmacies. To supply this anticipated demand, Isonics is exploring a combination of options which include exclusive distribution rights for existing production, investment in expansion of existing production facilities and investment in Isonics' own production facilities.

         Most phases of the development and ongoing production of these materials are controlled by the FDA and similar foreign regulatory agencies. This fact, combined with the complexities of production and distribution, has resulted in a market with only a few manufacturers. Tight quality control requirements and the importance to the health care industry of a ready supply of these drugs leads these manufacturers to pay close attention to their stable isotope suppliers. Quality, supply reliability, ultimate source, breadth of offerings, price and track record are principal factors that a manufacturer considers in evaluating a potential stable isotope supplier. Much of the material used to manufacture such products originates in countries of the former Soviet Union. While the U.S. Department of Energy ("DOE") has facilities that can manufacture stable isotopes, its costs are usually substantially higher because of the full cost recovery mandated by legislation governing the DOE's operations.

         The Company is capable of supplying many of the stable isotopes currently sold in this market. Since the original impetus for new applications of stable isotopes in health care frequently comes from the drug manufacturers, the Company has recently begun marketing its products, services and capabilities to the existing and emerging manufacturers.

         Isotopically Pure Semiconductors

         Isotopic purification of carbon used to manufacture synthetic diamonds has resulted in substantially improved physical properties. Published tests conducted by GE and others have shown that the removal of a small amount of carbon-13 to produce isotopically pure carbon-12 synthetic diamonds can result in a 50% improvement in room temperature thermal conductivity of the diamond. At cryogenic (i.e., extremely cold) temperatures, the heat conductivity is so great that it cannot be measured using conventional techniques. Additionally the new diamond was found to be highly transparent, and the transmission of certain frequencies of laser light was increased by approximately 10 times without the diamond sustaining damage. GE has stated that isotopically pure carbon-12 diamonds may enable faster, more reliable computers due to their superior heat removal capability and may result in more efficient cutting tools and more accurate laser measurement devices, and that the new diamonds may enable designers to use lasers in semiconductor fabrication techniques.

         Studies conducted at Lawrence Berkeley Laboratory and the Max Planck Institute on isotopically pure germanium have shown thermal conductivity improvements similar to those found in isotopically pure carbon-12 diamonds.

         The Company believes that these and other improved properties might be found in other isotopically pure materials and may result in commercial opportunities, particularly in the area of semiconductors. According to the Semiconductor Industry Association, the 1995 market for silicon wafers and other semiconductor substrates was approximately $6 billion. This market is projected to grow 50% by the year 1999 to over $9 billion. Improvement in the thermal conductivity of these materials is important since as the feature size continuously decreases, the power density increases. As power density increases, more heat is generated per unit volume, causing device operating temperature to rise. The semiconductor industry is moving toward lower operating voltages and is using mechanical means to remove bulk heat, but the Company believes that greater heat dissipation on the micro scale will become even more important to the industry in the future. Better thermal conductivity directly affects heat removal capability and indirectly improves device speed. As the industry moves toward multi-layer devices and true 3-D chips, the ability to remove heat will be a material consideration for the semiconductor industry.

         Natural silicon contains three isotopes, silicon-28 (92%), silicon-29 (5%) and silicon-30 (3%). An otherwise perfect crystal of silicon will contain imperfections in the form of isotopes of different mass, with the density of these imperfections amounting to nearly 8%. This far exceeds the doping levels and density of imperfections ordinarily found in device-quality crystals. The Company believes that removal of the minor isotopes should result in substantially improved thermal conductivity.

         The Company believes that if commercial opportunities emerge, isotopically pure silicon-28 deployed as wafers or substrates and as silane for building epitaxial layers should find a niche in the manufacture of high performance silicon semiconductors. Even at the premium price required for isotopically pure silicon, the Company believes that it can compete in high performance, less cost driven markets.

         The Company has produced isotopically pure silicon-28 silane and has produced silicon-28 epitaxial layers on natural silicon substrates. The Company believes that these materials meet industry standards for semiconductor fabrication. Isonics has provided specimens to academic institutions which have agreed to measure certain physical and electrical properties of silicon-28 compared to natural silicon. The Company is also collaborating with semiconductor industry companies to verify that its silicon-28 epitaxial wafers meet customer specific requirements and to evaluate the nature and magnitude of benefits obtainable due to isotopic purity.

         Isonics has exercised its option to acquire an exclusive license regarding two U.S. patents owned by Yale University, for the duration of such patents, concerning isotopically pure semiconductor devices. These patents expire in 2009 and 2012 and cover silicon, germanium, gallium arsenide and most isotopically pure compound semiconductors. The Company believes that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. There can be no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that the Company will be able to commercialize any such products or that a market will emerge for any such products. To exercise the option, the Company delivered to Yale specimens of isotopically pure silicon-28 meeting certain specifications. The license requires payment by the Company of a royalty based on a percentage of the Company's or its sublicensees' net sales of products derived from technology covered by the Yale patents.

         In addition to silicon, the Company plans to evaluate a number of compound semiconductors, such as gallium arsenide, which may particularly benefit from enhanced heat dissipation capability.

Research and Development

         Consistent with the Company's product development strategy, a variety of new stable isotope products and potential markets are continually being identified and evaluated for economic and technical feasibility. The Company funds research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 1998 and 1997, research and development expenses were $811,000 and $655,000, none of which were reimbursed by third parties.

         The Company has focused its efforts on developing lower cost carbon-13 separation methods and the production of high chemical purity silicon-28 silane and epitaxial wafers made from that silane. To date this work has been performed for the Company on a sub-contract basis. To the maximum extent possible, the Company attempts to retain ownership of any intellectual property resulting from such work.

         The Company is seeking to enter into formal joint development agreements with a number of semiconductor industry participants in the areas of silicon wafer manufacture and various potential applications for isotopically engineered silicon.

Patents and Proprietary Rights

         The Company relies primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect its technology. Despite the Company's efforts to protect its rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's technology and products is difficult. In addition, the laws of many countries do not protect the Company's rights in information, materials and intellectual property that it regards as proprietary to which it regards as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its rights in proprietary information, materials and technology will be adequate or that the Company's competitors will not independently develop similar information, technology or intellectual property.

         The Company currently has no patents and has not filed any patent applications. The Company has rights to several isotopically engineered innovations regarding electronic and optical materials which it believes may be patentable. Ongoing work in the area of isotope separation by chemical means may also lead to patentable inventions.

         To date, the Company has not been notified of any claim that the Company's products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to current or future products. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, financial condition or results of operations.

Competition

         The markets for the Company's products and proposed products are highly competitive, and the Company expects that competition will continue and increase as markets grow and new opportunities are realized. Some of the Company's current competitors, and many of the Company's potential competitors, are larger and have significantly greater financial, technical, marketing and other resources. Some of the Company's competitors may form partnerships or alliances with large pharmaceutical or electronics companies, with the resulting entity possessing more market strength than the Company. The Company's competition varies greatly depending on which product or industry is considered.

         DZ. At present, the Company is the leading producer of DZ, but believes that other entities or persons may begin producing DZ in substantial quantities. Several such possible producers have adequate technical and financial resources to become viable competitors of the Company in the near future. In particular, Siemens has indicated that it has a relationship with Ultracentrifuge Netherlands ("UCN") and GE has indicated that it may establish a second Russian source to compete with the Company for GE purchases. UCN also competes with the Company in the markets for medical target isotopes.

         SILCs and DBT materials. The Company has several larger and numerous smaller competitors in the markets for the SILC products that the Company currently supplies, and will have additional competitors if it offers breath test diagnostic products and additional SILCs in the future. Two of these companies, Cambridge Isotope Laboratories Inc., and Isotec, Inc., have their own isotope separation capability, while all of the competitors produce some combination of SILCs and DBT substrates. Two companies in the U.S. have received FDA approval for a carbon-13 UBT. Several companies in Europe are also pursuing regulatory approval. The Company's principal current competitors and potential competitors also include MassTrace, euriso-top, Aldrich Chemicals, Icon Services,

Omicron, C/D/N Isotopes and Martek Biosciences. The Company has in the past, and may in the future, sell products to or purchase products from these companies.

         Electronics and Optical Materials. Due to the early stage of the electronic and optical materials opportunities, the Company has not identified material competitors in these markets. However, given the potential size and importance of these new potential markets, the Company anticipates that substantial competition will emerge if these markets develop.

         Many of the areas in which the Company is or intends to compete are rapidly evolving. There can be no assurance that an existing or potential competitor has already developed, or may develop, a patentable product or process which will substantially prevent the Company from competing in its intended markets.

         The Company competes primarily on the basis of product performance, proprietary position and price. Some of the Company's products may also compete based on product efficacy, safety, patient convenience and reliability. In many medical only cases the first company to introduce a product to the market will obtain at least a temporary competitive advantage over subsequent market entrants.

Manufacturing and Supply

         Consistent with the Company's strategy to minimize capital expenditures, the Company obtains stable isotopes through a multi-year supply agreement and, to a lesser extent, from time to time from a variety of other Russian stable isotope sources and may invest in Company-owned isotope production facilities in the future upon determining the optimum production technology. Currently, the Company obtains substantially all its isotopes from Russia and the Republic of Georgia (which was part of the former Soviet Union).

         The production of DZ is an international activity involving several distinct steps which require up to nine months for the complete production cycle. First the feed material, high purity diethylzinc, is procured from a chemical plant in the United States and shipped by freighter to St. Petersburg, Russia. There it is transported by truck or train to the gas centrifuge plant where it is depleted of the zinc-64 isotope and converted to depleted zinc oxide. The oxide form of DZ, which is acceptable for air freight, is then shipped to Interpro in the United States, where additional chemical and mechanical operations are performed to prepare the powder for use in nuclear plants either as pellets or as a very fine grained powder. If the final product form is pellets, further processing is performed in Ireland, but the Company is pursuing development of the technology to perform this manufacturing step in-house in the future.

         The Company has entered into the Supply Agreement dated July 1996 with Techsnabexport and an isotope enrichment plant located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation, which is part of the cabinet of the government of the Russian Federation. The term of the Supply Agreement is through 2001. Under the Supply Agreement, the plant will produce DZ and other stable isotopes for the Company, will allocate its stable isotope production capacity to the Company and will produce other isotopes to respond to marketplace demand on the Company for other stable isotopes. Under the Supply Agreement, the specific terms for each year's production, including pricing terms, are negotiated between the parties by November 1 of the preceding year. The agreement provides, among other things, that the plant will not sell DZ to third parties located in North America or to other parties for resale in North America, that as long as the plant is able to meet all of the Company's requirements for DZ at prices competitive with other potential suppliers the Company will not buy DZ from other third parties located in the Russian Federation, and that disputes arising thereunder will be resolved by arbitration conducted in Sweden under the arbitration rules of the Stockholm Chamber of Commerce. The enforceability of the agreement might be subject to the greater degree of uncertainty than if the agreement was with a U.S. company and disputes were resolved in the U.S. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia. Accordingly, the operations of the Company could be materially adversely affected if hostilities involving Russia should occur, if trade between Russia and the United States were interrupted or curtailed, or if the Company should fail to obtain and maintain all necessary governmental approvals. Operations in Russia entail certain other risks, including, among others, supply disruptions as well as introduction of tariffs and fluctuations in freight rates. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Operating Results - Operations in Russia." There can be no assurance that the Company's relationship with its processor in Russia will be successfully maintained. Disruption or termination of the Company's supply sources could delay shipments by the Company and could have a material adverse effect on the

Company's business, financial condition and results of operations. The Company does not presently maintain political risk insurance but will evaluate the desirability and availability of such insurance in the future.

         The plant with which the Company has the agreement described above is one of four similar plants which were designed to address the needs of the former Soviet Union and certain other countries' needs for low enriched uranium for commercial nuclear power plant fuel and for highly enriched uranium for military purposes. Following the nuclear accident at Chernobyl, certain of the Russian nuclear power plants have been shut down, reducing demand on these enrichment plants. In addition, in recent years the demand on these plants to produce products for military purposes has declined. In part in response to these trends, the plant has converted a portion of its capacity to processing stable isotopes, and the Company believes that additional capacity could be converted if the plant decided to do so. The Company believes that the plant has the potential capacity to meet all of the Company's foreseeable needs for processing of stable isotopes. The Company believes that one or more of the other similar enrichment plants may convert part of its capacity to the production of stable isotopes should market demand grow substantially. Certain other facilities elsewhere in the world, including the Oak Ridge National Laboratory in Oak Ridge, Tennessee, and certain private and pseudo-governmental organizations in Great Britain, Germany, The Netherlands and South Africa, have the potential to produce stable isotopes and, in certain cases, actually produce isotopes.

         Recognizing the need to have more control over the production of Isonics' isotopes, the Company announced plans for a joint venture with the Institute of Stable Isotopes in the Republic of Georgia - the pre-eminent center for the separation of light isotopes on the FSU. This agreement calls for investment by both parties to increase carbon-13 production at the Institute and provides for exclusive sales of all carbon-13 production to Isonics. The agreement further grants rights to Isonics to employ the Institute's separation technology at new production facilities anywhere in the world. The two parties have also agreed to cooperate on the development projects which would include new isotope production technologies as well as new applications of isotope products.

         To increase capacity and to geographically diversify the Company's production of certain isotopes, the Company is considering constructing a facility outside of Russia. The Company believes that owning this facility may improve its profitability and will improve the security of its supply. The Company intends to conduct a feasibility study to evaluate the nature and timing of such a facility. The nature and timing of any such construction will depend on several factors, including the results of the study. If such a facility is constructed, it is likely that the facility would be located in Europe or North America.

         The Company depends upon a single processor, located in Russia, for one process involved in the manufacturing of its products, and upon a single supplier or a limited number of suppliers and processors for certain other manufacturing processes. Although the Company does have written agreements with certain of its suppliers and processors, the Company does not have any written agreements with other suppliers and processors. The Company seeks to reduce its dependence on its sole and limited suppliers, but disruption or termination of any of the sources could occur, and such disruptions could have at least a temporary material adverse affect on the Company's business, financial condition and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could materially adversely affect the Company's relations with its customers.

Government Regulation

         Regulation by government authorities in the United States and other countries is a significant consideration in the development, production, distribution and marketing of the Company's products and in its continuing research, development, and other activities. In order to clinically test, manufacture, distribute, market and sell products, especially those intended for therapeutic or diagnostic use, mandatory procedures and safety and other standards established by applicable regulatory authorities must be followed. In many cases, specific approval to clinically test and commercially distribute such products must be obtained from numerous governmental authorities. Furthermore, the Company is subject to various laws, regulations and requirements relating to such matters as the import and export of its products, ensuring safe working conditions, laboratory and manufacturing practices, the use and disposal of hazardous or potentially hazardous substances used in connection with the Company's research, development and manufacturing activities. Some of the regulations are summarized below.

         FDA Regulation

         The Company's testing, manufacture, marketing, distribution, export and sale of diagnostic products, such as any DBT it might in the future develop and seek to sell, are subject to extensive and rigorous regulation by United States and other countries in which the Company may choose to test, manufacture or market its proposed diagnostic products. As of the date of this 10-KSB, the Company has not determined those countries, other than the United States, where it might seek regulatory approvals to market any such products it may develop. The products the Company intends to develop are subject to rigorous preclinical and clinical testing and other FDA approval requirements, and similar requirements in most other countries.

         The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and can be expensive. The Company has limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approvals and expects to rely on experienced outside experts to assist as well as develop its own resources. The various diagnostic products of which the Company is contemplating development are subject to different regulations and other requirements. Various components of the DBT and other products proposed for development are regulated as drugs or medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA"). The applicable FDA requirements for approval may be different for different types or components of products.

         There can be no assurance that any product developed by the Company, or other entities to which the Company may sell bulk or other materials, will prove to meet all of the applicable standards to receive marketing approval, or that any such approvals will be granted on a timely basis, if at all, or that such products if approved will be commercially successful. Delays and costs in obtaining these regulatory approvals could adversely affect the Company's ability to commercialize its products and its ability to receive market revenues. Even if regulatory approvals for a product are obtained, such approvals may involve restrictions and limitations on the labeling and clinical use of the product. Following market approval, the product will continue to be subject to compliance with applicable federal and state laws and regulations.

         The Company or the FDA may suspend clinical trials or commercial distribution at any time if either determines that the subjects or patients are being exposed to an unacceptable health risk related to the manufacturing, testing and use of the Company's investigational or approved products, or if the FDA determines that the Company has violated applicable laws or regulations. If clinical studies are suspended, the Company may be unable to continue development of the investigational products affected. Violation of applicable laws and regulations, particularly those dealing with medical products, can result in the imposition of substantial penalties against the Company and its employees and officers, such as product seizures, recalls, fines, injunctions and withdrawal or suspensions of approvals to test, manufacture, export or market products. Delays and costs in obtaining or reinstating these approvals and the subsequent compliance with applicable federal and state statutes and regulations, and any penalties imposed for their violation, could adversely affect the Company's ability to commercialize products.

         Diagnostic Medical Device Products

         Certain diagnostic products that the Company may pursue, such as the DBT products, are regulated as medical devices. Diagnostic products may be subject to one of two marketing approval procedures. One procedure, known as a "510(k) review," is available when the manufacturer can demonstrate that the proposed product is "substantially equivalent" to another product that either was in commercial distribution in the United States before May 28, 1976, or that has been subsequently classified as a Class I or Class II medical device. When a 510(k) review is used, a sponsor is required to submit a Pre-Market Notification to the FDA, at least 90 days before it plans to initiate commercial distribution of the product.

         The Company cannot proceed with sales of such products for human clinical use until it receives notification from the FDA that FDA agrees with the Company's assertion of substantial equivalence, a process that can take six to eighteen months, or longer. In the event that the FDA requests additional information for the Pre-Market Notification, there could be multiple cycles of submissions, each involving an additional waiting period, until clearance is obtained. The FDA also has statutory authority to require clinical or other study data to support a Pre-Market Notification 510(k).

         Where there is no existing legally marketed product "substantially equivalent" to the Company's product, the Company will be required to seek marketing approval of its product by the second procedure. This second procedure, a Pre-Market Approval ("PMA") application, involves a lengthier and more burdensome procedure, which would likely require clinical studies. Together with the FDA review of the PMA, this application process may take 3-5 years before commercial marketing can occur, if the PMA is approved. There can be no assurance that any future product the Company develops which is the subject to FDA review will be found to have an intended use and characteristics that would qualify the new test for commercial distribution for clinical use under 510(k) Pre-Market Notification. Thus, PMAs may be required for some or all of the Company's future proposed products.

         The FDA invariably requires clinical data before approving either a PMA or a 510(k). The FDA is empowered to grant a 510(k) clearance without supporting clinical data. If clinical studies are necessary for either a PMA approval or 510(k) clearance, the FDA may require the Company to obtain an investigational device exemption ("IDE"). An IDE normally restricts the transfer of an investigational device to a limited number of institutions, and use to a limited number of investigators. Before the approval and/or clearance is issued, such institution or investigators may receive the Company's investigational devices only for the purpose of performing the clinical studies that are to be submitted to the FDA in support of a 510(k) or a PMA application.

         The Company believes that DBT instruments, if any, that it may develop in the future will be eligible for marketing under a 510(k) Premarket Notification, if cleared by FDA, but that the substrate would require approval of a New Drug Application as described in the following section. The Company believes that clinical studies would be required to obtain FDA approval of the 510(k)/NDA the DBT instrument/substrate, and would be conducted under IDE approved by FDA. There can be no assurances that FDA will allow the Company to conduct such clinical studies or that such studies will provide the data necessary to obtain the approval of the 510(k)/NDA for any DBT or other product that the Company may develop, or that FDA will in fact provide the necessary approval of the 510(k)/NDA in a timely manner, if at all.

         In addition, use of the DBT and other diagnostic products developed by the Company may be subject to regulation under the Comprehensive Laboratory Improvement Act of 1986 ("CLIA"). Under CLIA, clinical laboratories must be certified to perform diagnostic tests. Such certification specifies the highest "complexity level" of tests that the laboratory can perform. The specific complexity level of a given diagnostic product is determined by governmental agencies, currently the U.S. Centers for Disease Control. The Company's ability to successfully market diagnostic products within the U.S. may depend on its obtaining a complexity level determination that allows the broadest use. There can be no assurance that such complexity level determination can be obtained in a timely manner, if at all, and that such failure will not have a material adverse effect on the Company and its operations.

         Drug Products

         Certain products that may be developed by the Company may be classified, depending on their characteristics, as drugs regulated under the FDCA. Development of a drug product for use in humans is a multistep process. First, laboratory and animal testing establishes reasonable safety of the experimental product for testing in humans and suggests potential efficacy with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug application ("IND") is submitted to the FDA. Under FDA regulations, the Agency does not approve an IND. Rather, assuming compliance with applicable requirements, the IND becomes effective, thus allowing a clinical investigation to commence unless FDA notifies the sponsor to the contrary within 30 days of receipt of the IND. That approval may come within 30 days of IND submission but may involve substantial delays if the FDA requests additional information before approving any clinical testing.

         The initial phase of clinical testing (Phase 1) is conducted on a relatively small number of subjects (e.g., 20-50) to evaluate the pharmacological actions and side effects of the experimental product in humans and, if possible, to gain early evidence of effectiveness. Phase 1 studies evaluate various routes, dosages and schedules of product administration. The demonstration of diagnostic performance is not required in order to complete such studies successfully. If acceptable product safety is demonstrated, then Phase 2 studies may be initiated. The Phase 2 studies are designed to evaluate the effectiveness of the product in the diagnosis of a given disease and, typically, are well-controlled, closely monitored studies on a relatively moderate number of patients (e.g., 50-200). The optimal routes, dosages and schedules of administration, and other matters, are determined in these studies. If Phase 2 trials are successfully completed, Phase 3 trials will be commenced.

         Phase 3 trials are the larger controlled trials and uncontrolled studies, often involving hundreds of patients (400-500 or more) that are intended to gather additional information about safety and effectiveness in order to demonstrate the overall risk/benefit relationship of the experimental product and to provide an adequate basis for labeling and marketing approval. It is not possible to estimate the time in which Phase 1, 2 and 3 studies will be completed with respect to a given product, although the time period required is often four to ten years in duration, depending on the clinical protocol design, endpoints and FDA requirements.

         Following the successful completion of these clinical trials, the clinical evidence that has been accumulated is submitted to the FDA as part of a new drug application ("NDA"). Approval of the NDA is necessary before a company may market the product. The approval process can be very lengthy, frequently taking one to two years, or more, after submission and depends in part upon the speed of FDA's review of the application and the time required for the company to provide satisfactory answers or additional clinical or other data when requested. With any given product, there is no assurance that an NDA will ever be approved in a timely manner or at all. Failure to obtain such approvals would prevent the Company from commercializing its products and would have a material adverse effect on the Company's business. Furthermore, the process of seeking and obtaining FDA approval for a new product generally requires substantial funding, and there can be no assurance such funding will be available.

         cGMPs and Other Controls

         The FDA also has extensive regulations concerning manufacturing of regulated products in accordance with current good manufacturing practices ("cGMPs"). The Company's compliance with cGMPs, including compliance of its third-party manufacturers, and its ability to ensure the potency, purity and quality of the drugs and medical devices manufactured, must be documented in the NDAs, 510(k)s and PMAs submitted for the products. Continued compliance with cGMPs is required to continue to market both drugs and medial devices once they are approved. Failure to comply with the cGMP regulations or other applicable legal requirements can lead to federal seizure of violating products, injunctive relief actions brought by the federal government and potential criminal investigation and prosecution of the Company and its officers and employees who are responsible for the activities that lead to the violations.

         The Company and the facilities used by it also are required to comply with environmental and other regulations concerning the operations of and the materials used by the Company, as well as handling and distribution of products and waste materials. Failure to ensure compliance with such federal, state or local laws and regulations could have a material adverse effect on the Company.

         In addition, the manufacture, distribution and export of some of the Company's current or potential products and technology may be subject to governmental controls pertaining to materials and technology that might have been used for military, nuclear power, or nuclear weapons purposes. These controls include, in certain cases, export license requirements or other restrictions. There can be no assurances that the Company will be able to obtain or maintain such licenses, or that the failure to obtain or maintain such licenses, or comply with other restrictions that might be placed on such manufacturing and exports, will not have a material adverse effect on the Company and its operations.

         Export and Environmental Controls

         Certain of the Company's products and technology, particularly those having potential nuclear energy or military applications, such as DZ and related technology, are subject to stringent controls over their manufacture, use, distribution, dissemination and export. In many cases, such activities may require approvals or licenses from various U.S. and foreign governmental agencies, and compliance with substantial regulatory controls. Such approvals can be difficult to obtain and maintain and may not be obtainable from certain countries. Furthermore, such approvals or licenses may be restricted or terminated because of changes in laws, regulations, policies governing those approvals and licenses, or changes in the political or other matters in the countries granting such approvals or licenses to which the Company's products and technology would be exported. Likewise, certain current and potential operations of the Company may necessitate submitting registrations or notifications to federal and state regulatory authorities responsible for environmental and related matters, including the U.S. Environmental Protection Agency ("EPA") and complying with stringent controls pertaining to the handling and distribution of the Company's products and operations, including under certain conditions obtaining governmental approvals and licenses, either of which may be subject to significant restrictions. Violation of any of these regulatory controls may subject the Company to significant administrative civil and criminal penalties, including loss of its approvals and licenses, or the imposition of additional restrictions on the Company's operations. There can be no assurances that the Company will be able to obtain and maintain the approvals or licenses necessary to successfully market its products and technology, or that it will be able to comply with applicable laws and regulations. Any such failure to obtain such licenses or approvals, where required, and comply with such laws and regulations may materially and adversely affect the business, financial condition and results of operations of the Company.

         Regulation of Non-Medical Chemical Products

         The import, export, handling, transportation, sale, storage and other activities undertaken in connection with the Company's non-medical products are subject, or potentially subject, to substantial federal, state, local and foreign government controls pertaining to hazardous chemical and chemical wastes, import export controls and other matters. These regulations are complex, pervasive and evolving. The Company's ability to effect and maintain compliance with these controls is important to its commercial success.

         With respect to transportation of its products, the Company relies predominantly on Russian and U.S. freight carriers to handle and deliver all its shipments, and utilizes domestic overnight courier services for shipments to its customers. These carriers must comply with Department of Transportation ("DOT") regulations in the shipping and packaging of the stable isotope chemicals. The Company must also comply with DOT regulations when packaging material kept in inventory for domestic shipment. As required under federal and state law, the Company has prepared Material Safety Data Sheets ("MSDS"), which are enclosed with each product shipment. The Company must periodically update its MSDS sheets based on new literature reports. The Company cannot assure that its MSDS sheets will continue to be in compliance with applicable requirements.

         The shipments received at the Company's Columbia, Maryland facility are subject to federal and Maryland regulations pertaining to hazardous chemicals and hazardous waste disposal. These shipments are stored in an area of the facility designated for such materials. Currently, the Company is considered a small quantity generator of hazardous waste and will rely on certified haulers to dispose of its minimal amounts of hazardous waste. The Company believes it is in compliance in all material respects with applicable federal and state environmental regulatory requirements. Should the levels of hazardous waste increase as its inventory and handling operations increase in volume, then it would have to comply with Environmental Protection Agency ("EPA") requirements and obtain an EPA ID number, which are costly and require an increased investment of personnel and money. The Company has no experience in this area of compliance and would have to rely on outside consultants or hire additional employees with pertinent experience and training. Potentially, if substantially larger inventories of hazardous chemicals must be maintained at the Maryland facility, the Company might have to move to new facilities in order to meet EPA requirements for the storage of hazardous chemicals.

         The shipments from Russian manufacturing sources now enter the U.S. duty (without tariff) free; however, there can be no assurance that such duty-free importation will continue. If the shipments are subject to tariff, the Company cannot assure that it will be able to sell the imported products or that the products will be commercially viable because of these increased tariff costs.

         The Nuclear Regulatory Commission ("NRC") has authority to regulate importation and exports of deuterium containing chemicals whose ratio of deuterium atoms to hydrogen atoms exceed 1:5000. At present, the deuterium containing compounds which the Company imports do not require any special licenses or importation authorization. There can be no assurances that the NRC will continue these policies. The NRC regulates exports of deuterium containing chemicals under general license. The Company will not be able to ship these chemicals to certain countries which require a special license for such shipments; none of these countries represent significant current or expected future markets for the Company. In addition, certain technology or products that the Company is or may in the future develop, may be subject to other government controls pertaining to armaments, including the need to obtain special licenses for exports. The imposition of such controls may impair the ability to broadly market such products.

Product Liability and Insurance

         The Company's business exposes it to potentially substantial product, environmental, occupational and other liability risks which are inherent in product research and development, manufacturing, marketing distribution and use of its products and operations, including, but not limited to, products used in nuclear power plants and medical device products. The Company currently does not have product liability insurance, but may seek such insurance before it begins commercial distribution of medical or other products that it may develop. There can be no assurance that adequate or necessary insurance coverage will be available at an acceptable cost, if at all, or that even if such insurance were obtained, a product liability or other claim would not materially and adversely affect the business or financial condition of the Company.

         The terms of the Company's agreements with its customers provide that liability to nuclear power plant utilities is limited to the Company's standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of the Company's products is limited by contractual terms. Nevertheless, one or more third parties could bring an action against the Company based on product liability, breach of warranty or other claims, and, there can be no assurance that the foregoing contract clauses would effectively limit the Company's liability in any such actions.

Employees

         As of April 30, 1998, the Company had 38 full-time employees, of whom 9 have Ph.D.s and 7 others have advanced degrees in chemistry, engineering and related fields. Approximately 7 employees are involved in research and product development, 23 in manufacturing and sourcing, and 8 in business development and administration, but such employees' responsibilities may also encompass areas other than their primary area of responsibility. The Company considers its relations with its employees to be good. None of the Company's employees are covered by a collective bargaining agreement.

                                                    MANAGEMENT

Directors and Executive Officers

         The  members  of the Board of  Directors  ("Board")  and the  executive officers of the Company are as follows:
                        Name              Age                               Position
         ------------------------------  -----  ------------------------------------------------------------
         James E. Alexander                49   President, Chief Executive Officer and Chairman of the Board
         Boris Rubizhevsky                 47   Senior Vice President, Vice Chairman and Director
         Daniel J. Grady                   44   Vice President, Medical, Research & Diagnostics
         Paul J. Catuna                    34   Vice President, Finance, Chief Financial Officer, Secretary
         Lindsay A. Gardner (1)(2)         45   Director
         Larry J. Wells (1)(2)             52   Director

         ----------
         (1)   Member of the Compensation Committee.
         (2)   Member of the Audit Committee.

         Each of the director holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.

         Mr. Alexander is a founder of the Company and has served as its President, Chief Executive Officer and a director since its inception. He has worked full-time for the Company since January 1994. From June 1972 to December 1993, he worked in a variety of technology positions at GE in the aircraft engine and nuclear power businesses, where his last position was Manager of Technology Programs. Mr. Alexander received his bachelors degree in Metallurgical Engineering from the University of Cincinnati and performed graduate work in materials science there. He earned a masters degree in Business Administration from Santa Clara University.

         Mr. Rubizhevsky is a founder of the Company and has been a Senior Vice President and a director of the Company since inception and became Vice Chairman in March 1997. From November 1986 through December 1994, he owned and operated SAR Marketing, a consulting firm providing business advice and services to large multinational corporations. From June 1977 to May 1986, Mr. Rubizhevsky worked at GE as Business Development Manager in various international locations. He
received  his  bachelors  degree  in  Engineering  from  Stevens   Institute  of
Technology.

         Dr. Grady joined the Company as Vice President, Medical, Research & Diagnostics in 1995. From March 1994 through September 1995, Dr. Grady was Vice President of Research and Development at Sopha Medical Systems. From April 1991 until March 1994, he served as Marketing Manager, Nuclear Energy for GE. From May 1998 through March 1991, Dr. Grady served as Software Engineer Manager, Nuclear Medicine for GE in England. From October 1984 through May 1988, he served as Clinical Applications Manager for GE Nuclear Medicine. Between June 1981 and October 1984, he served as Engineering Analysis Section Head for TRW. Dr. Grady received his bachelors and masters degree, and Ph.D. in Nuclear Engineering from the University of Michigan.

         Mr. Catuna joined the Company July 1996 as Chief Financial Officer. From January 1994 to July 1996, Mr. Catuna was employed at Deloitte & Touche LLP, an international accounting and consulting firm, where he most recently served as an audit senior manager. From January 1988 to January 1994, Mr. Catuna worked for Grant Thornton LLP, an international accounting and consulting firm, where he most recently served as an audit manager. Mr. Catuna received his bachelors degree in Business Administration-Accounting from California State University Fresno, and is a certified public accountant.

         Ms. Gardner was elected a director of Isonics in September 1993. She has served from 1991 through the present as President of LG Associates, a US-based management consulting firm providing materials management expertise to foreign company affiliates of US companies in developing countries. During her tenure at LG Associates, she resided in Moscow, Russia from September 1991 to January 1994 when she moved to Beijing, China, where she currently resides. From 1977 to 1991, Ms. Gardner worked for GE in a variety of management and functional positions including international marketing, quality assurance and materials. Ms. Gardner received a bachelors degree in International Economics from The George Washington University Elliott School of International Affairs, and earned a masters in Business Administration from the University of Louisville.

         Mr. Wells was elected a director of the Company in September 1996. He is the founder of Sundance Venture Partners, L.P. ("Sundance"), a venture capital fund, and is the chairman of the entity that acts as the manager of Sundance. From 1983 to 1987, Mr. Wells served as Vice President of Citicorp Venture Capital and then became Senior Vice President of Inco Venture capital. From May 1969 to June 1983, Mr. Wells was the founder and President of Creative Strategies International, a market research consulting firm specializing in emerging markets. Mr. Wells is a director of Identix, Inc., Atlanta Technology Group, Cellegy Pharmaceuticals, Gateway Data Sciences and Telegen Corporation as well as several privately held companies. Mr. Wells received his bachelors degree in Economics and earned a master's degree in Business Administration from Stanford University.

ITEM 2.  PROPERTIES

         The Company's headquarters occupies 3,000 square feet for administrative and technical purposes in San Jose, California on a month-to-month basis and in August 1998 will move its headquarters to a 4,000 square foot site located in San Jose, California. The new lease expires in July 2003. The Company leases 650 square feet for an administrative office in Columbia, Maryland that expires in December 1999.

         The Company's subsidiary, Interpro, leases approximately 41,000 square feet in Golden, Colorado that expires in July 2000. The facility is used for contract research and development and materials processing as well as administration.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended April 30, 1998, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 22, 1997, the Company's Units (consisting one share of Common Stock and one Class A Redeemable Warrant) started trading on the Over The Counter (OTC) Electronic Bulletin Board under the symbol ISONU. In October 1997, the Company unbundled the Units and the Common Stock and Class A Redeemable

Warrants commenced trading on the OTC Electronic Bulletin Board under the symbols ISON and ISONW, respectively.

         The following  table sets forth the high and low bid prices for each of the  Unit,  the  Common  Stock and the Class A  Redeemable  Warrant  (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) from September 22, 1997 through April 30,
1998 as reported by OTC Electronic Bulletin Board.
                                                               Quarter Ended
                                             ------------------------------------------------
                                             Oct. 31, 1997     Jan. 31, 1998    Apr. 30, 1998
                                             -------------     -------------    -------------
Units (ISONU)
   High                                         10                   -              -
   Low                                           6 3/8               -              -

Common Stock (ISON)
   High                                          8 3/8             5 5/8        3
   Low                                           5 1/2               1/4        1 13/16

Class A Redeemable Warrants (ISONW)
   High                                          2 3/4             2 1/4          11/16
   Low                                           1 3/8              .01            1/8

         As of July 27, 1998 there were 148 holders of record of the Company's Common Stock.

         The Company has never declared or paid a cash dividend on its common stock. The Company presently intends to retain its earnings to fund development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Additionally, a financing agreement between the Company and a lender contains a covenant prohibiting the payment of cash dividends without prior lender approval.

         In July 1997 the Company issued warrants to purchase an aggregate of 450,000 shares of its Common Stock to investors in connection with the amendment to loans by such investors. Such issuance of warrants was made in reliance on
Section 4(2) of the Securities Act. The purchasers were sophisticated investors who represented to the Registrant that the warrants were being acquired for investment.

         Between April 30, 1997 and September 22, 1997, the Company granted options under the Company's stock option plans and warrants to purchase a total of 141,000 shares of Common Stock at an exercise price of $3.50 per share, to a limited number of employees and advisory board members. In addition, the Company granted stock options outside of the Company's stock option plans to purchase a total of 120,000 shares of Common Stock, at an exercise price of $6.38 per share, to an employee. No consideration was paid to the Company by any recipient of any of the foregoing options or warrants for the grant of any such option or warrant. During such period, no shares of Common Stock were issued pursuant to the exercise of options or warrants. Such grants were made in reliance on
Section 4(2) of and Rule 701 under the Securities Act.

         Between September 23, 1997 and April 30, 1998, the Company granted options under the Company's stock option plans to purchase a total 177,500 shares of Common Stock at exercise prices ranging from $2.00 to $2.88 per share, to employees. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such option. During such period, no shares of Common Stock were issued pursuant to the exercise of options. Such grants were made in reliance on Section 4(2) of the Securities Act and/or an exemption was not necessary in that the options were granted in transactions not involving a "sale" of securities as such term is used in Section 2(3) of the Securities Act.

         On May 15, 1998, the Company issued 353,982 shares of its Common Stock to Metallurgy International, Inc., a Nevada corporation, in exchange for all of the outstanding capital stock of International Process Research Corporation, a Colorado corporation. For accounting purposes the transaction was recorded on April 30, 1998, the effective date of the acquisition. One-half of such shares are being held in the name of an escrow agent pursuant to the terms of the stock purchase agreement. The shares were issued in reliance upon Section 4(2) of the Securities Act.

Use of Proceeds

         On September 22, 1997, the Company's Registration Statement on Form SB-2 (File no. 333-13289) was declared effective by the Securities and Exchange Commission. The managing underwriter for the offering was Monroe Parker Securities, Inc. The Registration Statement, as amended, covered 800,000 Units plus an additional 120,000 Units that the underwriter had the option to purchase solely to cover over-allotments, if any. Each Unit consisted of one share of Common Stock, no par value per share, and one Redeemable Class A Common Stock Purchase Warrant. The offering commenced on September 23, 1997 and the sale to the public of 800,000 Units at $5.90 per Unit was completed on September 25, 1997 for an aggregate price of $4.72 million. On September 25, 1997, the underwriter partially exercised their over-allotment option and purchased 10,000 additional Units. As a result, a total of 810,000 Units were sold in the offering at an aggregate price of approximately $4.779 million. All of the Units sold in the offering were sold by the Company. The offering terminated without any further Units being sold.

         Expenses incurred by the Company in connection with the issuance and distribution of the Units in the offering included (i) underwriting discounts, commissions and allowances and (ii) other expenses, of approximately $632,000 and $695,000, respectively. Total offering expenses of approximately $1.327 million resulted in net offering proceeds to the Company of approximately $3.452 million. No expenses were paid directly or indirectly to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds to the Company of approximately $3.452 million, through April 30, 1998, approximately $1.482 million had been used to repay debt, approximately $74,000 had been used to fund capital expenditures, approximately $121,000 had been used to further develop technology associated with the diagnostic breath test market, $133,000 had been used to develop and test isotopically pure silicon, $42,000 had been used for enhancement of internal research and development capabilities and approximately $561,000 had been used for general corporate purposes. No payments were made directly or indirectly to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Approximately $1.039 million of the net offering proceeds remain as working capital.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

         Founded in 1992, Isonics Corporation is an advanced materials and technology company which develops and commercializes products based on enriched stable isotopes. Stable isotopes are ultra-ultra pure materials. This high degree of purification accomplished on the sub-atomic level provides enhanced performance properties compared to normal purity materials. Stable isotopes have commercial uses in several areas, including energy; medical, research, diagnostics and drug development; product tagging and stewardship; semiconductors; and optical materials. Isonics has successfully developed and commercialized two stable isotope products and intends to promote the emergence and growth of new stable isotope applications.

         Isonics core business is production and supply of depleted zinc (DZ), a non-radioactive stable isotope, to the energy industry. In fiscal 1996, Isonics expanded its business scope to include development of isotopically engineered materials for the medical research, medical diagnostic, and semiconductor industries. In June 1997 Isonics produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997 Isonics exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. The Company is currently evaluating potential applications for isotopically pure silicon in collaboration with certain industrial and university partners and is developing strategies for commercialization. Isonics is supplying stable isotope labeled compounds ("SILCs"), mainly enriched carbon for pharmaceutical research and medical diagnostic test development. The Company is developing advanced, lower cost, production technology for enriched carbon which the Company believes will allow it to become the cost leader in the potentially large enriched carbon market supporting a new class of minimally invasive diagnostic tests which are being developed by others. The Company believes that a substantial portion of its revenues in the future will depend on its success in developing and selling products in the semiconductor and SILC markets.

         In September 1997, Isonics completed its initial public offering. The proceeds of this offering will allow the Company to continue its silicon and carbon development efforts, to selective add key technical personnel and to perform engineering studies prior to adopting a plan to increase and geographically diversify manufacturing capacity necessary to support planned sales growth.

         Effective April 30, 1998, the Company acquired International Process Research Corporation ("Interpro") located in Golden, Colorado. Interpro is a contract research and development and materials processing company which has been performing key steps in Isonics' DZ manufacturing process and jointly developing new, lower-cost technologies to better meet customer needs.

         Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers and sales of DZ. Before the acquisition of Interpro, the Company operated with little backlog and a significant portion of the Company's total revenues to date have been derived from a limited number of DZ orders in any particular quarter. Consistent with the Company's historical experience, the Company's quarterly results are expected to be materially affected by the size and timing and quantity of DZ orders, and products shipments received from significant DZ users during such quarter; however with the acquisition of Interpro such fluctuations should be reduced. However; a lost or delayed DZ sale could have a significant impact on the Company's operating results for a particular period, and such fluctuations could materially and adversely affect the Company's business, financial condition and results of operations. The Company expects that with the acquisition of Interpro and the continued increase of depleted zinc sales to end users and commercialization of electronic material products, concentration of net revenues from a limited number of customers will be reduced.

Results of Operations

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

                                                               Year Ended
                                                                April 30,
                                                            -----------------
                                                             1997       1998
                                                            ------     ------

Net revenues                                                 100.0%     100.0%
Cost of revenues                                              79.7       68.7
                                                            ------     ------
       Gross margin                                           20.3       31.3
Operating expenses:
    Selling, general and administrative                       26.1       19.8
    Research and development                                  14.4       12.0
                                                            ------     ------
Total operating expenses                                      40.5       31.8
                                                            ------     ------
Operating income (loss)                                      (20.2)      (0.5)
Other expense, net                                            (8.7)      (2.1)
                                                            ------     ------
Income (loss) before extraordinary item and income taxes     (28.9)      (2.6)
Income tax (expense) benefit                                  (1.1)       4.6
                                                            ------     ------
Income (loss) before extraordinary item                      (30.0)       2.0
Extraordinary item - loss on extinguishment of debt            -         (3.7)
                                                            ------     ------
Net income (loss)                                            (30.0)%     (1.7)%
                                                            ======     ======

Net Revenues

         Net Revenues. Net revenues increased from $4.54 million in fiscal 1997 to $6.78 million in fiscal 1998, an increase of $2.24 million or 49.4%. The increase is due primarily due to increased demand for DZ and SILC products. Net revenues from DZ increased by approximately $2.0 million on increased unit sales of approximately 37%. Average unit sales prices for DZ also increased in comparison to the previous year. The increase in net revenues and averages unit sales prices is due to an increased demand for depleted zinc in the nuclear industry as well as the Company's continued sales growth to end users. Net revenues for SILCs were approximately $1.1 million an increase of approximately $500,000 or 81% during fiscal 1997. The revenue growth reflects the increasing demand for SILCs, specifically enriched carbon products; however, the Company's revenue from SILCs is limited by the available supply of enriched carbon products. The Company has and intends to continue to develop relationships with potential producers of SILCs, such as the Institute of Stable Isotopes in Tblisi, Georgia, to meet the growing demand for its SILC products.

         International sales represented less than 10% of net revenues for the years ended April 30, 1997 and 1998.

Gross Margin

         Gross margin is affected by the volume of product sales, product mix and average selling price. The Company's gross margin percentage increased to 31.3% of net revenues in fiscal 1998 from 20.3% in fiscal 1997. The improvement is due to increased average unit sales price of DZ, increased proportion of net revenues generated from DZ and to lesser extent increased gross margins from SILCs.

Selling, General and Administrative Expenses

         Selling,  general and  administrative  expenses  increased  on a dollar basis to approximately $1.34 million for fiscal 1998 from $1.18 million for fiscal 1997, while declining on a percentage basis to 19.8% of net revenues for fiscal 1998 from 26.1% during fiscal 1997. The dollar increase in selling, general and administrative expenses is primarily attributable to media relations and insurance costs associated with being a public company and increased administrative personnel. The decrease as a percentage of net revenues was due to growth in DZ and SILC product revenues without the need to add significant additional personnel. The Company anticipates that selling, general and administrative expenses will generally continue to increase in absolute dollars, but may vary as a percentage of net revenues.

Research and Development Expenses

         Research and development expenses increased on a dollar basis to approximately $811,000 for fiscal 1998 from $655,000 in fiscal 1997, while declining on a percentage basis to 12.0% of net revenues in fiscal 1998 from 14.4% during fiscal 1997. The dollar increase during fiscal 1998 is primarily due to increased staffing and consulting costs associated with the development of isotopically pure silicon wafers; costs to develop advanced, lower cost production technology for enriched carbon; and commencement of a feasibility study to increase isotope production. The decrease in research and development expenses as a percentage of net revenues for fiscal 1998 compared to the previous fiscal year was due to revenue growth. The Company believes that the development and introduction of new product applications is critical to its future success and expects that research and development expenses will increase on a dollar basis, but may vary as a percentage of net revenues.

Interest income (expense), net

         Interest expense reflects interest and, prior to the Company's initial public offering, amortization of issuance costs and discounts on outstanding debt. Interest expense, net, decreased by $250,000 from $395,000 for fiscal 1997 to $145,000 for fiscal 1998. The decrease is due to the Company's repayment of approximately $1.85 million of outstanding debt during fiscal 1998 which resulted in reduced interest expense.

Income Taxes

         The provision for income taxes was $53,000 for fiscal 1997 and the effective rate of 4% was the result of providing a valuation allowance for deferred tax assets. The benefit of $314,000 for fiscal 1998 and the effective rate of 177% relates to the realization of deferred tax assets associated with the purchase of Interpro and the reduction of the related valuation allowance.

         Extraordinary Item. In accordance with the terms of certain outstanding notes the Company was required to repay debt totaling $1,397,000 upon the closing of the Company's initial public offering in September 1997. Upon repayment of the notes, unamortized debt issuance costs and discounts totaling $252,000 were charged to earnings as an extraordinary item.

Liquidity and Capital Resources

         Since inception, the Company's principal sources of funding has been its cash from operations, borrowed funds and sales of common stock. The Company used cash in operating activities of approximately $539,000 and $1,577,000 during fiscal 1998 and 1997, respectively. Cash used by operating activities during fiscal 1998 was principally the result of a net loss of $115,000, net of adjustments for non-cash items, primarily depreciation, amortization, deferred income taxes, and extraordinary loss on extinguishment of debt, and increases of accounts receivable, offset in part by decreases in inventory. Cash used by operating activities during fiscal 1997, was principally the result of a net loss of $1,363,000, adjusted for non-cash items, primarily depreciation and amortization, and increases in inventories and
decreases  in  accounts  payable,   offset  in  part  by  increases  in  accrued
liabilities.

         The Company's investing activities used cash of $72,000 and $10,000 during fiscal 1998 and 1997, respectively. Investing activities were for purchases of property and equipment.

         Financing activities provided cash of $1,621,000 and $1,499,000 during fiscal 1998 and 1997, respectively. Cash provided by financing activities during fiscal 1998 resulted primarily from the completion of the Company's initial public stock offering which were offset in part by the repayment of outstanding debt. Financing activities during fiscal 1997 consisted of the issuance of notes and common stock which were offset in part by debt issuance costs, deferred offering costs, and principal payments on debt.

         At April 30, 1998, the Company had $1,044,000 of cash equivalents an increase of $1,016,000 compared to $28,000 at April 30, 1997. At April 30, 1998, the Company had $1,811,000 of working capital an increase of $2,252,000 compared to negative working capital of $441,000 at April 30, 1997. The increases were primarily the result of the Company's initial public stock offering in September 1997.

         On July 24, 1998 the Company obtained a $3.0 million credit facility with an asset based lender. The proceeds of the new facility will be used to repay approximately $346,000 debt outstanding at April 30, 1998. The Company believes that cash equivalents on hand at April 30, 1998 and borrowings available under its line of credit facility will be sufficient to allow the Company to continue its expected level of operations for the next twelve months. There can be no assurance; however, that events in the future will not require the Company to seek additional capital sooner or, if so required, that it will be available on terms acceptable to the Company. To the extent that cash from the line of credit is not sufficient to meet the Company's projected future working capital needs, the Company's business, financial condition, cash flows and results of operations may be materially and adversely affected.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Some of the factors that could cause actual results to differ materially are set forth below.

Relationship With Certain Suppliers and Availability of Raw Materials

         The Company depends upon an isotope enrichment plant, located in Russia, which is owned by the Ministry of Atomic Energy of the Russian
Federation, which is part of the cabinet of the government of the Russian Federation, for one process involved in the manufacturing of depleted zinc (DZ). The Company also relies upon a single or limited number of suppliers and processors for certain other manufacturing processes. The Company signed an agreement with the commercial department of the Ministry to purchase certain isotope separation services through 2001. Disruption or termination of services provided by the Ministry or the Company's single or limited suppliers and processors could have a material and adverse affect upon the Company's financial condition and results of operations.

Operations in Russia

         Operations in Russia entail certain risks. In recent years the former republics of the Soviet Union have experienced political, social and economic change as constituent republics sought independence from the former central government in Moscow, and certain of the republics including Russia have attempted to transition from a central controlled economy toward market-based economics. These changes have involved, in certain cases, armed conflict in certain republics. There can be no assurance that political or economic instability in these republics will not continue or worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia. Accordingly the operations of the Company could be materially adversely affected if hostilities in Russia should occur, if trade between Russia and the United States were interrupted, if political conditions in Russia disrupt transportation or processing concerning the Company's goods, if laws or government policies concerning foreign business operations in Russia change substantially, or if tariffs are introduced.

Customer Concentration

         Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers. Consistent with the Company's historical experience, the Company's quarterly results during fiscal 1999 are expected to be affected materially by the level of orders received from significant DZ and SILC users during such quarter and product shipments by the Company to DZ and SILC customers during such period. The Company expects that with the acquisition of Interpro and the continued increase of depleted zinc sales to end users as well as the increase of SILC revenues will reduce the concentration of net revenues from a limited number of customers. Although there can be no assurance that the Company's principal customers will continue to purchase products, a decrease in or loss of orders from one or more major customers could have a material and adverse effect on the Company's financial condition and results of operations.

Factors Affecting Operating Results; Variability of Orders

         Before the acquisition of Interpro, the Company operated with little backlog and a significant portion of the Company's net revenues have been, and the Company believes will continue to be, derived from a limited number of orders that are processed and shipped in the same quarter in which the orders are received. The timing of such orders and their fulfillment has caused, and is likely to continue to cause, material fluctuations in the Company's operating results. The Company's expense levels are relatively fixed and are based, in part, on expectations of future net revenues. As has been the case in prior quarters, these factors will affect the Company's operating results for future periods.

Management of Growth

         The Company has in the past experienced periods of rapid growth that have placed a significant strain on the Company's financial resources. The Company's ability to manage growth effectively, particularly given the increasing scope of operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its managers and to train, motivate and manage its employees. The company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

         The Company's future success will depend in significant part upon the continued service of its key technical, sales and senior management personnel, including James E. Alexander, Isonics' President and Chief Executive Officer, Boris Rubizhevsky, Isonics' Senior Vice President, Isotope Production and Supply, and Robert Cuttriss, President of Interpro. The Company maintains $1 million of key man life insurance on the lives of Messrs. Alexander, Rubizhevsky, and Cuttriss and all are covered by employment agreements with the Company extending through 2001, 2001, and 2003, respectively. The Company believes that its future success will depend in large part upon its ability to attract and retain qualified personnel for its operations. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

Dates following December 31, 1999 and beyond (the "Year 2000 Problem")

         Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believes the cost of addressing the Year 2000 Problem, will not have a material adverse affect on the result of operations of financial position of the Company. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

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

Shares Eligible for Future Sale

         The officers and directors of the Company and all other stockholders have agreed, pursuant to lock-up agreements, that without the prior written consent of Monroe Parker Securities, Inc. (the Representative) and the Company, that they will not sell or otherwise dispose of common stock beneficially owned by them. The Company has been advised by officials of the Representative in the initial public offering, that on December 31, 1997, the Representative ceased market-making activities; therefore, the Company may, in the future at its sole discretion, release a portion of securities subject to these lock-up agreements.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is included on pages F-1 to F-18 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference from the information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" contained in the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than August 28, 1998 (the "Proxy Statement"), and in "Item 1--Business--Management" of this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits Pursuant to Item 601 of Regulation S-B:
 Exhibit No.                                                   Title
--------------- ---------------------------------------------------------------------------------------------------

     3.01       [Reserved]
     3.02       Registrant's Bylaws. (1)
     3.03       Registrant's Amended and Restated Articles of Incorporation. (1)
     4.01       Specimen Common Stock Certificate. (1)
     4.02       Form of Representatives' Warrant Agreement. (1)
     4.03       Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company,
                Monroe Parker Securities. (1)
     4.04       Specimen Warrant Certificate. (1)
    10.01       Registrant's 1996 Stock Option Plan. (1)(2)
    10.02       Form of Employment Agreement between the Registrant and certain officers of the Registrant. (1)(2)
    10.03       Registrant's 1996 Executives Equity Incentive Plan. (1)(2)
    10.04       Registrant's 1996 Equity Incentive Plan. (1)(2)
    10.05       Memorandum of Agreement between Electrochemical Plant, AO Techsnabexport, Co., Ltd. and
                Registrant. (1)
    10.06       Option Agreement between the Registrant and Yale University. (1)
    10.07       Office Lease Agreement between Paulsen Properties and the Registrant dated as of January 1, 1996, as amended. (1)
    10.08       Letter from Yale University to Registrant dated February 10, 1996. (1)
    10.09       Form of Indemnity Agreement to be entered into by Registrant with each of its directors and investors. (1)(2)
    10.10       Stock Purchase Agreement, dated as of April 30, 1998, among Isonics Corporation, a California corporation, Metallurgy International, Inc., a Nevada corporation, and International Process
                Research Corporation, a Colorado corporation. (3)
    10.10.1     Escrow Agreement, dated as of May 15, 1998, among Isonics Corporation, a California corporation,
                Metallurgy International, Inc., a Nevada corporation, Robert H. Cuttriss (as Agent), and Colorado
                Business Bank, as Escrow Agent. (3)
    10.11       Registration Rights Agreement dated as of September 27, 1996 by and among Registrant and certain investors. (1)
    10.12       Employment Agreement between the Registrant and James E. Alexander. (1)(2)
    10.13       Employment Agreement between the Registrant and Boris Rubizhevsky. (1)(2)
    10.14       Security Agreement dated March 31, 1995 between the Company and Isoserve, Inc. (1)
    10.15       Consulting Agreement between the Registrant and Larry Wells Co., Inc. (1)(2)
    10.16       February 1997 Agreement between the Registrant, Electrochemical Plant and AO Techsnabexport,
                Co., Ltd. (1)
    10.17       Letter from Yale University to Registrant dated January 28, 1997. (1)
    24.01       Power of Attorney (see page 27).
    27.01       Financial Statement Schedule.

         (b)    Reports  on Form  8-K.  No Report on Form 8-K was filed by the Company in the quarter ended April 30, 1998.

-----------------------------
(1) Incorporated herein by reference to exhibit filed with the Company's Registration Statement on Form SB-2 ("Registration Statement"). File No. 333-13289 in which this exhibit bears the same number.

(2) Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 13(a) of Form 10-KSB.

(3) Filed with Isonics' Current Report on Form 8-K (File No. 001-12531), dated May 15 and filed May 27, 1998, and incorporated herein by reference.

                       ISONICS CORPORATION AND SUBSIDIARY
                          Index to Financial Statements


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements

     Consolidated Balance Sheets.............................................F-3

     Consolidated Statements of Operations...................................F-4

     Consolidated Statement of Stockholders' Equity (Deficit)................F-5

     Consolidated Statements of Cash Flows...................................F-6

     Notes to Consolidated Financial Statements..............................F-7

               Report of Independent Certified Public Accountants



Board of Directors
Isonics Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of Isonics Corporation and Subsidiary as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isonics Corporation and Subsidiary as of April 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



San Jose, California
July 1, 1998


                       Isonics Corporation and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                       April 30,
                                                                                ---------------------
                                                                                  1997          1998
                                                                                -------       -------
                                            ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents                                                  $    28       $ 1,044
     Accounts receivable (net of allowances of $0 and $130, respectively)             4         1,629
     Inventories                                                                  1,539           456
     Prepaid expenses                                                                14            45
     Deferred income taxes                                                         --             112
                                                                                -------       -------
             Total current assets                                                 1,585         3,286

  PROPERTY AND EQUIPMENT, net                                                        70         1,626
  GOODWILL (net of accumulated amortization of $157 and $236)                       315           236
  NOTES RECEIVABLE FROM SHAREHOLDERS                                                 41           170
  OTHER ASSETS                                                                       11            22
  DEFERRED OFFERING COSTS                                                           556          --
  DEBT ISSUANCE COSTS (net of accumulated amortization of $61)                      106          --
  DEFERRED INCOME TAXES                                                            --             315
                                                                                -------       -------

  TOTAL                                                                         $ 2,684       $ 5,655
                                                                                =======       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES:
     Current portion of long-term debt                                          $   403       $    80
     Accounts payable                                                             1,105           657
     Accrued liabilities                                                            518           738
                                                                                -------       -------
             Total current liabilities                                            2,026         1,475

  LONG-TERM DEBT                                                                  1,268           312
  DEFERRED INCOME TAXES                                                            --             427
  COMMITMENTS                                                                      --            --

  STOCKHOLDERS' EQUITY (DEFICIT)
     Class A Preferred Stock - no par value; 10,000,000 shares authorized;
       issued and outstanding:  none                                               --            --
     Common stock -no par value; 20,000,000 shares authorized; issued and
       outstanding: 1997, 4,550,268, 1998, 5,714,250                              1,129         5,289
     Notes receivable from shareholders                                            (343)         (337)
     Accumulated deficit                                                         (1,396)       (1,511)
                                                                                -------       -------
             Total stockholders' equity (deficit)                                  (610)        3,441
                                                                                -------       -------

  TOTAL                                                                         $ 2,684       $ 5,655
                                                                                =======       =======

                       See Notes to Financial Statements.

                       Isonics Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                            Year Ended
                                                                             April 30,
                                                                      ------------------------
                                                                        1997            1998
                                                                      -------          -------
  Net revenues                                                        $ 4,539          $ 6,783
  Cost of revenues                                                      3,616            4,662
                                                                      -------          -------

           Gross margin                                                   923            2,121

  Operating expenses:
     Selling, general and administrative                                1,183            1,342
     Research and development                                             655              811
                                                                      -------          -------

           Total operating expenses                                     1,838            2,153
                                                                      -------          -------

  Operating loss                                                         (915)             (32)

  Other income (expense)
     Interest income                                                       14               74
     Interest expense                                                    (409)            (219)
                                                                      -------          -------

           Total other expense, net                                      (395)            (145)
                                                                      -------          -------

  Loss before extraordinary item and taxes                             (1,310)            (177)

  Income tax expense (benefit)                                             53             (314)
                                                                      -------          -------

  Income (loss) before extraordinary item                              (1,363)             137

  Extraordinary item - loss on extinguishment of debt                    --               (252)
                                                                      -------          -------

  NET LOSS                                                            $(1,363)         $  (115)
                                                                      =======          =======

  Net income (loss) per share - basic
     Net income (loss) per share before extraordinary item            $ (0.35)         $  0.03
     Extraordinary item                                               $  --            $ (0.05)
     Net loss per share                                               $ (0.35)         $ (0.02)
     Shares used in computing per share information                     3,880            5,039

  Net income (loss) per share - diluted
     Net income (loss) per share before extraordinary item            $ (0.35)         $  0.02
     Extraordinary item                                               $  --            $ (0.04)
     Net loss per share                                               $ (0.35)         $ (0.02)
     Shares used in computing per share information                     3,880            6,469

  Pro forma net income (loss) per share
     Net income (loss) per share                                      $ (0.23)         $  0.01
     Shares used in computing pro forma per share information           4,486            6,614

                      See Notes to Financial Statements.

                       Isonics Corporation and Subsidiary

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      (In thousands, except share amounts)


                                                                                                Notes
                                          Preferred Stock      Common Stock       Additional  Receivable
                                        ------------------    -----------------    Paid-in      from     (Accumulated
                                        Shares      Amount    Shares     Amount    Capital   Shareholders   Deficit)     Total
                                        ------      ------    ------     ------    -------   ------------   --------     -----
 BALANCES, May 1, 1996                  6,250   $     125   3,570,046  $       1  $      77   $    --     $     (33)  $     170

    Exercise of stock options            --          --       750,898          1        531        (330)       --           202

    Interest on notes receivable
      from stockholders                  --          --          --         --         --           (13)       --           (13)

    Conversion of preferred stock      (6,250)       (125)    229,324       --          125        --          --          --

    Issuance of warrants with
      promissory notes                   --          --          --         --          394        --          --           394

    Recapitalization                     --          --          --        1,127     (1,127)       --          --          --

    Net loss                             --          --          --         --         --          --        (1,363)     (1,363)
                                    ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------

 BALANCES, April 30, 1997                --          --     4,550,268      1,129       --          (343)     (1,396)       (610)

    Issuance of common stock (net
      of issuance costs of $1,327)       --          --       810,000      3,452       --          --          --         3,452

    Interest on notes receivable
      from stockholders                  --          --          --         --         --           (22)       --           (22)

    Repayment of interest from
      stockholders                       --          --          --         --         --            28        --            28

    Issuance of common stock in
      connection with Interpro
      acquisition                        --          --       353,982        708       --          --          --           708

    Net loss                             --          --          --         --         --          --          (115)       (115)
                                    ---------   ---------   ---------  ---------  ---------   ---------   ---------   ---------

 BALANCES, April 30, 1998                --     $    --     5,714,250  $   5,289  $    --     $     337   $  (1,511)  $   3,441
                                    =========   =========   =========  =========  =========   =========   =========   =========


                                              See Notes to Financial Statements.


                       Isonics Corporation and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                            Year Ended
                                                                                             April 30
                                                                                       ---------------------
                                                                                        1997          1998
                                                                                       -------       -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(1,363)      $  (115)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        310           200
      Interest on notes receivable from shareholders                                       (13)          (22)
      Deferred income taxes                                                                143          (315)
      Extraordinary item - loss on extinguishment of debt                                 --             252
      Changes in assets and liabilities:
        Accounts and notes receivable                                                      (10)       (1,232)
        Inventories                                                                       (533)        1,083
        Prepaid expenses                                                                    (4)            5
        Other assets                                                                        (8)            5
        Accounts payable                                                                  (243)         (283)
        Accrued liabilities and other                                                      233          (117)
        Income taxes payable                                                               (89)         --
                                                                                       -------       -------
            Net cash used in operating activities                                       (1,577)         (539)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                    (10)          (72)
    Cash acquired in purchase of Interpro                                                 --               6
                                                                                       -------       -------
            Net cash used in investing activities                                          (10)          (66)
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt and warrants                                          1,751          --
    Repayment of notes receivable from shareholders                                       --              28
    Payments of debt                                                                      (339)       (1,852)
    Proceeds from issuance of common stock                                                 202         3,452
    Payment of debt issuance costs                                                        (115)           (7)
                                                                                       -------       -------
            Net cash provided by financing activities                                    1,499         1,621
                                                                                       -------       -------

            NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                (88)        1,016

 Cash and cash equivalents at beginning of period                                          116            28
                                                                                       -------       -------

 Cash and cash equivalents at end of period                                            $    28       $ 1,044
                                                                                       =======       =======

 Supplemental disclosure of noncash financing activities:
    Stock issued for note receivable                                                   $   330       $  --
                                                                                       =======       =======
    Forgiveness of note receivable from shareholder                                    $  --         $    33
                                                                                       =======       =======
    Purchase of Interpro
      Cash acquired                                                                                  $     6
      Stock issued to seller                                                                             708
      Liabilities assumed                                                                              1,464
                                                                                                     -------
      Assets acquired                                                                                $ 2,178
                                                                                                     =======

 Supplemental  disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                                         $   135       $   177
      Income taxes                                                                           9             1

                                            See Notes to Financial Statements.

                       Isonics Corporation and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

     Isonics Corporation, (the "Company") develops and markets products worldwide based on enriched stable isotopes for applications in the energy, medical research, diagnostic, pharmaceutical and semiconductor industries. Through its wholly owned subsidiary, International Process Research Corporation ("Interpro") dba Colorado Minerals Research Institute, the Company provides contract research and development services. Isonics acquired Interpro effective April 30, 1998. The consolidated balance sheet at April 30, 1998 includes the assets and liabilities of Isonics Corporation and Interpro. The consolidated statement of operations includes the results of Isonics Corporation and does not include the operations of Interpro as the acquisition occurred on the last day of fiscal 1998.

Principals of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Interpro. All significant intercompany accounts have been eliminated.

Cash Equivalents

     Cash equivalents include money market investments with an original maturity of less than ninety days.

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

Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over five to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Goodwill

     Goodwill resulted from the acquisition of Isoserve, Inc., and is being amortized on a straight-line basis over six years. The Company evaluates the realizability of goodwill annually to determine potential impairment by comparing the undiscounted future cash flows of the related assets. The Company modifies or adjusts goodwill if an impairment is indicated. Based upon its most recent evaluation, the Company believes that no material impairment of goodwill exists as of April 30, 1998.

                       Isonics Corporation and Subsidiary

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

     The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes.

Revenue Recognition

     Revenue from product sales is recognized upon shipment. Product warranty costs have not been material in any period.

Use of Estimates in the Financial Statements

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments

     The fair value of cash and equivalents approximates carrying value due to the short maturity of such instruments. The fair value of long-term debt approximates carrying value based on terms available for similar instruments.

Accounting for Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

Net Income (Loss) Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company adopted SFAS No. 128 during fiscal 1998 and restated earnings per share data for all periods to conform with SFAS No. 128. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Pro forma net income (loss) per share has been presented to depict what the net income (loss) per share would have been had the common shares issuable for debt repayment been outstanding during that period.

                       Isonics Corporation and Subsidiary

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     The following table illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computation:

                                                          Year Ended April 30,
                                                         ----------------------
                                                            1997         1998
                                                         ---------    ---------
   Pro forma net income (loss)
     Net loss                                            $  (1,363)   $    (115)
     Interest on nonconvertible promissory notes               315          193
                                                         ---------    ---------

        Pro forma net income (loss)                      $  (1,048)   $      78
                                                         =========    =========

   Pro forma shares
     Basic shares                                            3,880        5,039
     Stock options and warrants                                -          1,430
     Pro forma shares issued for repayment of debt             606          145
                                                         ---------    ---------

        Pro forma shares                                     4,486        6,614
                                                         =========    =========

   Diluted shares
     Basic shares                                            3,880        5,039
     Stock options and warrants                                -          1,430
                                                         ---------    ---------

        Diluted shares                                       3,880        6,469
                                                         =========    =========

Recent Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an entity report, by major components and as a single total, the change in net assets from non-shareholder sources during the period; and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an entity's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                       April 30,
                                                ----------------------
                                                   1997         1998
                                                ---------    ---------
         Finished goods                         $   1,387    $     250
         Work in process                              -            -
         Raw Materials                                152          206
                                                ---------    ---------

                                                $   1,539    $     456
                                                =========    =========

                       Isonics Corporation and Subsidiary

NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                             April 30,
                                                      ----------------------
                                                         1997        1998
                                                      ---------    ---------

     Office furniture and equipment                   $      93    $     118
     Production equipment                                   -          1,549
     Leasehold Improvements                                   4            4
                                                      ---------    ---------
                                                             97        1,671
     Accumulated depreciation and amortization              (27)         (45)
                                                      ---------    ---------

                                                      $      70    $   1,626
                                                      =========    =========


NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):

                                                               April 30,
                                                      ----------------------
                                                        1997         1998
                                                      ---------    ---------
     Compensation                                     $     328    $     419
     Customer advances                                      -             76
     Other                                                  190          243
                                                      ---------    ---------

                                                      $     518    $     738
                                                      =========    =========


NOTE 5 - INCOME TAXES

     Deferred tax assets (liabilities) are comprised of the following (in thousands):
                                                                      April 30,
                                                               ----------------------
                                                                 1997         1998
                                                               ---------    ---------
    Deferred tax assets
      Accruals and reserves deductible in future periods       $     226    $     297
      Net operating loss carryforwards                               508          211
                                                               ---------    ---------
           Total deferred tax assets                                 734          508
      Valuation allowance                                           (734)         (81)
                                                               ---------    ---------
                                                                     -            427
    Deferred tax liabilities
      Amortization and depreciation                                  -           (427)
                                                               ---------    ---------

                                                               $     -      $     -
                                                               =========    =========

                       Isonics Corporation and Subsidiary

NOTE 5 - INCOME TAXES (continued)

     Income tax expense (benefit) consists of the following (in thousands):

                                          April 30,
                                    ----------------------
                                      1997         1998
                                    ---------    ---------
       Current
         Federal                    $     (78)   $     -
         State                            (12)           1
                                    ---------    ---------
                                          (90)           1
       Deferred
         Federal                          110         (230)
         State                             33          (85)
                                    ---------    ---------
                                          143         (315)
                                    ---------    ---------
                                    $      53    $    (314)
                                    =========    =========

     A reconciliation  of the statutory federal income tax rate to the effective tax rate is as follows:
                                                                              April 30,
                                                                       --------------------
                                                                         1997         1998
                                                                       ------       -------
       Statutory federal income tax rate                                (35.0)%       (35.0)%
       State income taxes (net of federal income tax benefit)            (5.5)         (4.1)
       Amortization of warrants issued with promissory notes              3.9          47.1
       Other                                                               .5           (.3)
       Change in valuation allowance                                     40.1        (185.1)
                                                                       ------       -------

       Effective tax rate                                                4.0%        (177.4)%
                                                                       ======       =======

     The valuation allowance for deferred tax assets as of April 30, 1997 and 1998 was $734,000 and $81,000, respectively. The Company provided a valuation allowance for its deferred tax asset to the extent it believes realization of such asset is uncertain.

     The Company has $570,000 and $319,000 of net operating loss carryforwards for state and federal purposes available through 2003 and 2113, respectively. Current federal and state tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The annual use of the Company's net operating loss carryforwards could be limited according to these provisions.

                       Isonics Corporation and Subsidiary

NOTE 6 - LONG TERM DEBT

     Long term debt consists of the following (in thousands):
                                                                                   April 30,
                                                                            ----------------------
                                                                               1997         1998
                                                                            ---------    ---------
       Bank term loan -  guaranteed by the SBA                              $      43    $      40
       Notes payable - unsecured                                                  291          -
       Nonconvertible promissory notes, net of unamortized
         discount of $245                                                       1,153          -
       Royalty payable to Isoserve, Inc.                                          135          -
       Bank term loan                                                             -            147
       Revolving line of credit                                                   -            159
       Capital leases                                                              49           46
                                                                            ---------    ---------
                                                                                1,671          392
       Less current maturities                                                    403           80
                                                                            ---------    ---------

                                                                            $   1,268    $     312
                                                                            =========    =========

     The bank term loan, guaranteed by the SBA, is collateralized by all of Isonics' assets and bears interest at prime (8.5% at April 30, 1997 and 1998) plus 2.75%. Principal and interest payments are due in 120 monthly payments of $700 ending January 2005.

     Notes payable, unsecured; were repaid during fiscal 1998. The notes were due on demand and interest ranged from 8.0% to 24.0%.

     Nonconvertible promissory notes were repaid during fiscal 1998. The notes were collateralized by the Company's assets and interest was due monthly at 12.0% through May 1, 1997 and 15% thereafter. In connection with the issuance of the promissory notes, the Company issued warrants to the noteholders to purchase a total of 1,131,936 shares of common stock at a weighted average exercise price of $2.78, exercisable for a period of five years commencing August 1996. In conjunction with the financing, the Company issued warrants to purchase 304,098 shares of common stock exercisable for a period of five years commencing August 1996, at $0.5788 per share to an advisor. The aggregate fair value of the warrants issued in connection with the financing was $394,000 of which $149,000 and $74,000 was amortized to operations as additional interest expense during fiscal 1997 and 1998, respectively. Debt issuance costs of $167,000 were incurred in conjunction with notes of which $61,000 and $32,000 was amortized to operations as additional interest expense during fiscal 1997 and 1998, respectively. Of the total original promissory notes and original warrants issued, $620,000 and 303,696 warrants were purchased by related parties. Upon the closing of the Company's initial public offering in September 1997, the notes were repaid. See Note 9.

     The bank term loan is collateralized by certain equipment and bears interest at prime (8.5% at April 30, 1998) plus 1.0%. Principal and interest payments of $3,800 are due in forty eight monthly payments ending February 2002.

                       Isonics Corporation and Subsidiary

NOTE 6 - LONG TERM DEBT (continued)

     The revolving line of credit is collateralized by all of Interpro's assets and is guaranteed by Isonics. Borrowings under the line of credit bear interest at prime (8.5% at April 30, 1998) plus 1.0%. Borrowings are limited to 75% of Interpro's eligible trade accounts receivable as contractually defined. Interest payments are due monthly. The credit arrangement prohibits the payment of any cash dividends without prior bank approval and requires Interpro to meet certain financial covenants, including minimum tangible net worth and maximum leverage ratio. Subsequent to year end, the line of credit was amended to increase the defined borrowing base from $160,000 to $350,000 and the maturity date of the line of credit was extended to July 1999. The entire balance of the line of credit is included as long-term debt on the balance sheet.

     Maturities of long-term debt as of April 30, 1998 are as follows (in thousands):

              1999                                   $      80
              2000                                         204
              2001                                          45
              2002                                          42
              2003                                           6
              Thereafter                                    15
                                                     ---------

                                                     $     392
                                                     =========

NOTE 7 - COMMITMENTS

     At April 30, 1998, furniture and equipment with a cost and accumulated amortization of $100,000 and $26,000 has been acquired under capital leases. The Company also rents office, production facilities and equipment under operating leases expiring through July 2003.

     Future minimum annual operating and capital lease commitments are as follows (in thousands):

                                                           April 30, 1998
                                                       ---------------------
                                                       Operating     Capital
                                                       ---------    --------
         1999                                          $    163     $    45
         2000                                               178           3
         2001                                                91           -
         2002                                                77           -
         2003                                                20           -
         Thereafter                                          -            -
                                                       ---------    --------

           Total minimum lease payments                $    529          48
                                                       =========

         Amount representing interest                                    (2)
                                                                    --------
         Present value of minimum lease payments                         46
         Current portion                                                (43)
                                                                    --------

         Long-term portion                                          $     3
                                                                    ========

                       Isonics Corporation and Subsidiary

NOTE 7 - COMMITMENTS (continued)

     Rent expense for operating leases was approximately $47,000 and $39,000 for the years ended April 30, 1997 and 1998, respectively.

     The Company is required to make royalty payments to Isoserve, Inc. for depleted zinc metal sold through fiscal 2000. The maximum royalty payments under the agreement are $1,000,000. At April 30 1997, the Company had a liability for the present value of the expected minimum royalty payments which was met during fiscal 1998. The Company paid royalties of $140,000 and $192,000 for the years ended April 30, 1997 and 1998, respectively, and has paid $523,000 of royalties since inception.


NOTE 8 - STOCKHOLDERS' EQUITY

     On September 30, 1996 and March 26, 1997, the Board of Directors approved a 1 for 6.89 and a 1 for 1.26 reverse stock split of its common shares, respectively. On August 11, 1997, the Board of Directors approved a 3 for 1 stock split of its common shares. All per share amounts, number of shares, stock options and warrant data have been restated to reflect the reverse stock splits and stock split. In December 1996, the shareholders approved an increase in the authorized shares of Preferred and Common Stock to 10,000,000 and 20,000,000, respectively.

Convertible Preferred Stock

     The Articles of Incorporation authorized the issuance of 100,000 shares of nonvoting Class A and B convertible preferred stock. In December 1996, all shares of these outstanding convertible preferred stock were converted to 229,324 shares of common stock in a cashless conversion and the Company eliminated the designation of rights, preferences and restriction for preferred stock.

Common Stock

     On September 22, 1997, the Company completed an initial public offering of 810,000 units, each unit consisting of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at $5.80 per share, commencing September 22, 1998. The Company may redeem the warrants commencing March 21, 1999 at a price of $.10 per warrant if the closing price of the common stock is at lease $14.50 per share for at lease 20 consecutive trading days.

     In connection with the offering, the Company granted the underwriter warrants to purchase up to 160,000 shares of common stock at a weighted average exercise price of $7.77. The warrants are exercisable for a four year period commencing September 22, 1998. In addition, the Company granted an executive stock options to purchase up to 120,000 shares of common stock at $6.38. The options are exercisable through September 2002 upon obtaining certain financial goals.

                       Isonics Corporation and Subsidiary

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

     The Company has reserved shares of common stock for issuance as follows:

                                                     April 30,
                                                       1998
                                                     ----------
         Exercise of stock options                    1,587,309
         Exercise of warrants                         2,462,034
                                                     ----------
                                                      4,049,343
                                                     ==========
Stock Option Plan

1996 Stock Option Plan

     The Company's 1996 Stock Option Plan authorized the grant of 1,727,832 incentive and nonqualified stock options to key employees, directors or consultants of the Company. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value, as determined by the Board of Directors. Options generally become exercisable upon issuance under the 1996 Stock Option Plan and are subject to redemption rights typically over three years and generally expire ten years after the date of grant. In September 1997, the Board of Directors terminated the Company's 1996 Stock Option Plan.

Executive and Incentive Stock Option Plans

     In November 1996, the Board of Directors adopted the Executive and Incentive Stock Options Plans authorizing the granting of up to 570,000 and 150,000 incentive and nonqualified stock options to key employees, directors or consultants of the Company, respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over five years and expire ten years after the date of grant.

     The exercise price of the options generally approximates the fair market value per share of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share for the years ended April 30, 1997 and 1998 would have been changed to the pro forma amounts indicated below.

                                              1997                      1998
                                          ------------               -----------

Net loss
  As reported                             $(1,363,000)               $(115,000)
  Pro forma                                (1,465,000)                (379,000)

Loss per share (diluted)
  As reported                                  $(0.35)                  $(0.02)
  Pro forma                                     (0.25)                   (0.06)



     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997 and 1998, respectively; no expected dividends, volatility of 150%; risk-free interest rate of 6.0% and expected lives of 5 years. A summary of the status of the Company's stock option plans as of April 30, 1997 and 1998, and changes during the years ending on these dates is presented below.

                       Isonics Corporation and Subsidiary

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

                                                                  Weighted
                                                                  Average
                                                    Number of     Exercise
                                                     Shares        Price
                                                    ---------    ----------

         Outstanding, May 1, 1996                     993,503      $0.61
           Granted                                    476,761      $0.94
           Exercised                                 (750,898)     $0.71
           Canceled                                   (34,557)     $0.87
                                                    ---------

         Outstanding, April 30, 1997                  684,809      $0.72
           Granted                                    382,500      $3.82
           Exercised                                      -           -
           Canceled                                   (12,500)     $2.60
                                                    ---------

         Outstanding, April 30, 1998                1,054,809      $1.84
                                                    =========

     The weighted average fair value of options granted during the years ended April 30, 1997 and 1998 was $0.44 and $3.25, respectively.

     The following information applies to options outstanding at April 30, 1998:

         Range of exercise prices                $0.58-$0.87   $1.70-$2.50   $2.88-$3.50      $6.38

         Options outstanding                         613,380       216,429       105,000    120,000
         Weighted average exercise price               $0.64         $1.99         $3.35      $6.38
         Weighted average remaining contractual
           life (years)                                    8            10            10         10


         Options exercisable                         613,380        14,286        80,000         --
         Weighted average exercise price               $0.64         $1.70         $3.50         --

     Options to purchase 399,285 and 934,669 shares of common stock at a weighted average exercise price of $0.61 and $0.66 per share were not subject to rights of repurchase at April 30, 1997 and 1998, respectively.

     In fiscal 1997, two executive officers of the Company exercised stock options to each acquire 259,175 shares of common stock at an exercise price of $0.64 per share. In each case, the Company loaned the executive officer
$165,000, representing the exercise price of the option, and the officer executed a promissory note reflecting the loan. Each executive officer pledged the purchased shares as collateral for the loan pursuant to a pledge agreement. Each loan bears interest at an annual rate equal to the minimum applicable federal rate, and interest is payable annually; principal and accrued but unpaid interest is due five years from the date of the note. Until each note has been paid in full and upon any sale of such option shares by the respective executive, a portion of the sales proceeds will be used to pay amounts owed under the note. In addition, during fiscal 1998, the Company loaned to each of the executive officers, pursuant to a five-year note with interest at the minimum applicable federal rate, the amount equal to the federal and state tax liability incurred by him as a result of exercising such option, and to pay compensation to such officer equal to the amount of interest payable under these loans and the amount of taxes payable as a result of such compensation. At April 30, 1997, principal and interest due on the loans to acquire the common stock totaled $330,000 and $13,000, respectively. At April 30, 1998, principal and interest due on the loans to acquire the common stock totaled $330,000 and $7,000, respectively. At April 30, 1998, principal and interest on the loans to pay the federal and state tax liability incurred as a result of exercising such option totaled $123,000 and $3,000, respectively. During fiscal 1998, the executives received compensation of $38,000 to repay interest payable to the Company on the common stock and tax notes.

     During fiscal 1998, a note receivable and interest due from an executive officer totaling $25,000 and $8,000, respectively, was forgiven by the Board of Directors.

                       Isonics Corporation and Subsidiary

NOTE 9 - EXTRAORDINARY ITEM

     The terms of the Company's non-convertible promissory notes stated that in the event of an initial public offering of the Company's stock, all principal and interest would be due within five days of the closing of such initial public offering. Accordingly, the Company repaid the notes and interest in fiscal 1998. At the time of repayment, unamortized debt issuance costs and discounts totaling $252,000 were charged to earnings as an extraordinary item.


NOTE 10 - SIGNIFICANT CUSTOMERS AND SUPPLIERS

     One customer accounted for 49% and 47% of net revenues in fiscal 1997 and 1998, respectively. A second customer accounted for 20% and 18% of net revenues in fiscal 1997 and 1998. A third customer accounted for 13% and 11% of net revenues in fiscal 1997 and 1998. A fourth customer accounted for 10% of net revenues in fiscal 1997. A fifth customer accounted for 12% of net revenues in fiscal 1998. Export sales were less than 10% of net revenues in 1997 and 1998. Export sales are principally to Asia.

     The Company currently uses a single source processor in its manufacturing process; a disruption of this relationship could have an adverse impact on the operating results of the Company. The Company has not experienced a disruption; however, the Company recognizes the risks and is actively pursuing alternative sources.


NOTE 11 - ACQUISITION OF INTERPRO

     On April 30, 1998, the Company acquired all of the outstanding common stock of Interpro. The purchase price was paid in 353,982 shares of the Company's common stock with a fair market value of $708,000. Transaction costs were $70,000 and no goodwill was recognized upon completing the transaction. The assets and liabilities of Interpro are included in the April 30, 1998 balance sheet of the Company, while the results of operations of the Company for the year ended April 30, 1998 excludes Interpro as the acquisition occurred on the last day of the fiscal year end. Pro forma results of operations as if the acquisition had occurred at the beginning of fiscal 1998 are as follows:

                                                                    Year Ended
                                                                  April 30, 1998
                                                                  --------------
                                                                    (Unaudited)

    Net revenues                                                     $   9,310
    Gross margin                                                         2,795
    Net loss                                                              (151)
    Net loss per share                                               $    (.03)
    Number of shares used in computing per share information             5,393

                       Isonics Corporation and Subsidiary

NOTE 12 - EMPLOYEE BENEFIT PLAN

     The Company has established a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all employees of the Company. Company contributions to the plan aggregated $3,000 for both 1997 and 1998.

NOTE 13 - SUBSEQUENT EVENTS (unaudited)

Acquisition of Chemotrade GmbH

     On July 21, 1998, the Company acquired all of the outstanding shares of Chemotrade GmbH, 75 percent of the outstanding shares of Chemotrade Liepzig GmbH and 6 percent of the outstanding shares of IUT (collectively "Chemotrade"), all of which were owned by two common shareholders and engaged in the distribution, development and manufacture of stable and radioactive isotopes. The purchase price consideration consists of $2.576 million to be paid upon closing and contingent consideration of up to $1.1 million to be paid through June 2001. The consideration paid upon closing consists of cash of $758,000, 357,730 restricted shares of common stock with a fair value of $894,000, two notes, one for $924,000 bearing interest at 2% per month due September 15, 1998, secured by certain accounts receivable of Chemotrade, and a second note for $833,000 bearing  interest  at  10%,  due June  1,  1999.  The  sellers  have  guaranteed
Chemotrade's defined pre tax earnings will be at least $550,000 during the sixteen months ended April 30, 1999 and the twelve months ended April 30, 2000 and 2001. If the pre tax earnings of Chemotrade are less than $550,000 for the sixteen month period ended April 30, 1999, the note payable of $833,000 due June 1, 1999, will be reduced $0.75 for each $1.00 shortfall of earnings. If the pre tax earnings of Chemotrade are less than $550,000 for the year ended April 30, 2000, the owners will repay $0.75 for each $1.00 shortfall of earnings. If Chemotrade has pretax earnings of $550,000 for the year ended April 30, 2001, the sellers will receive additional consideration of $278,000. If the pre tax earnings are less than $550,000, the consideration will be reduced $0.50 for each $1.00 shortfall in earnings.

Line of Credit

     On July 24, 1998, the Company entered into a $3.0 million line of credit agreement. The credit facility bears interest at the bank's prime rate plus 2.25%. Interest payments are due monthly and all outstanding borrowings are due July 31, 2000. The credit facility consists of the following:

     * $500,000 equipment term loan, payable over forty eight equal monthly installments of principal and interest;
     * $250,000 term loan, with interest only payments due monthly and principal due October 31, 1998;
     * $500,000 revolving line of credit, borrowings are limited to 35% of eligible inventory;
     * $1,250,000 revolving line of credit, borrowings are limited to 80% of eligible accounts receivable; and
     * $500,000 equipment acquisition term loan, borrowings are limited to 80% of invoice cost of equipment, payable over thirty six monthly installments of principal and interest. The availability of the loan is conditioned upon the Company achieving and maintaining minimum debt service coverage ratios.

       In connection with the funding of the loan, debt totaling $346,000 at April 30, 1998 will be repaid.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 1998.

                                       Isonics Corporation


                                       By:      /s/ James E. Alexander
                                           -------------------------------------
                                           James E. Alexander
                                           President and Chief Executive Officer
                                           and Director


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Alexander and Paul J. Catuna, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connections wherewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         In accordance  with the Exchange Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.
              Signatures                                        Title                             Date
---------------------------------------  ----------------------------------------------   --------------------
Principal Executive Officer:

        /s/ James E. Alexander           President, Chief Executive Officer and Director       August 11, 1998
---------------------------------------
            James E. Alexander

Principal Financial Officer
and Principal Accounting Officer:

          /s/ Paul J. Catuna             Vice President, Finance, Chief Financial Officer      August 11, 1998
---------------------------------------
              Paul J. Catuna

Additional Directors:

         /s/ Boris Rubizhevsky           Senior Vice President and Director                    August 11, 1998
---------------------------------------
             Boris Rubizhevsky


        /s/ Lindsay A. Gardner           Director                                              August 11, 1998
---------------------------------------
          Lindsay A. Gardner


          /s/ Larry J. Wells             Director                                              August 11, 1998
---------------------------------------
            Larry J. Wells

                                       27