Form 10QSB
period 1998-07-31
ISONICS CORP
filed 1998-09-21
CIK 1023966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended July 31, 1998


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

                         20 Great Oaks Blvd., Suite 220
                           San Jose, California 95119
                    (Address of principal executive offices)

                                 (408) 260-0155
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

The number of shares outstanding of the registrant's Common Stock, no par value, was 6,166,539 at September 14, 1998.

Transitional Small Business Disclosure Format (check one):
Yes __   No _X_

                               Isonics Corporation

                                TABLE OF CONTENTS

                                   FORM 10-QSB


Part I:  Financial Information

         Item 1: Financial Statements

                 Condensed Consolidated Balance Sheets as of July 31, 1998
                      and April 30, 1998.......................................3
                 Condensed Consolidated Statements of Operations for the
                      Three Month Periods Ended July 31, 1998 and 1997.........4
                 Condensed Consolidated Statements of Cash Flows for the
                      Three Month Periods Ended July 31, 1998 and 1997.........5
                 Notes to Condensed Consolidated Financial Statements..........6

         Item 2: Management's Discussion and Analysis or Plan of Operations....9

Part II: Other Information

         Item 6: Exhibits and Reports on Form 8-K.............................15

Signatures....................................................................16

                                                    Part I: Financial Information

Item 1:    Condensed Financial Statements

                                                ISONICS CORPORATION AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                                                                        July 31,           April 30,
                                                                                                          1998               1998
                                                                                                         --------          --------
                                                                                                       (Unaudited)
                                                               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                           $    397          $  1,044
     Accounts receivable (net of allowances of $ 259 and $130, respectively)                                3,354             1,629
     Inventories                                                                                            1,018               456
     Prepaid expenses and other assets                                                                        323                45
     Deferred income taxes                                                                                    146               112
                                                                                                         --------          --------

         Total current assets                                                                               5,238             3,286

Property and equipment, net                                                                                 1,602             1,626
Goodwill, net                                                                                               3,517               236
Notes receivable from shareholders                                                                            142               170
Other assets                                                                                                   62                22
Deferred income taxes                                                                                         293               315
                                                                                                         --------          --------
Total                                                                                                    $ 10,854          $  5,655
                                                                                                         ========          ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Current portion of long-term debt                                                                   $    173          $     80
     Notes payable                                                                                          1,750              --
     Accounts payable                                                                                       2,754               657
     Accrued liabilities                                                                                    1,064               738
                                                                                                         --------          --------

         Total current liabilities                                                                          5,741             1,475

Long-term debt                                                                                                495               312

Deferred income taxes                                                                                         405               427

Stockholders' Equity:
     Class A Preferred Stock - no par value - 10,000,000
       shares authorized; none outstanding                                                                   --                --
     Common stock - no par value - 20,000,000 shares
       authorized; issued and outstanding: April 30, 1998,
       5,714,250: July 31,1998, 6,166,539                                                                   6,200             5,289
     Notes receivable from stockholders                                                                      (343)             (337)
     Accumulated deficit                                                                                   (1,644)           (1,511)
                                                                                                         --------          --------
         Total stockholders' equity                                                                         4,213             3,441
                                                                                                         --------          --------
Total                                                                                                    $ 10,854          $  5,655
                                                                                                         ========          ========

                                      See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 July 31,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
Net revenues                                               $ 3,933      $ 1,535
Cost of revenues                                             2,989        1,179
                                                           -------      -------
        Gross margin                                           944          356

Operating expenses:
    Selling, general and administrative                        682          267
    Research and development                                   323          149
                                                           -------      -------

        Total operating expenses                             1,005          416
                                                           -------      -------

Operating loss                                                 (61)         (60)

Interest income                                                 24            6
Interest expense                                               (76)        (135)
                                                           -------      -------

             Total interest income (expense), net              (52)        (129)
                                                           -------      -------

Loss before income taxes                                      (113)        (189)

Income tax expense                                              20            1
                                                           -------      -------


NET LOSS                                                   $  (133)     $  (190)
                                                           =======      =======

Net income (loss) per share
Basic                                                      $  (.02)     $  (.04)
                                                           =======      =======
Diluted                                                    $  (.02)     $  (.04)
                                                           =======      =======

Shares used in computing per share amounts:
Basic                                                        5,978        4,550
                                                           =======      =======
Diluted                                                      5,978        4,550
                                                           =======      =======

            See notes to condensed consolidated financial statements.

                                                ISONICS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                             Three Months Ended
                                                                                                                   July 31,
                                                                                                           ------------------------
                                                                                                            1998              1997
                                                                                                           -------          -------
Net cash provided by (used in) operating activities                                                        $  (305)         $   373

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                                                                       (32)             (57)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit, net                                                                                       187             --
     Repayments of debt                                                                                        (25)            (257)
     Purchase of Chemotrade, net of cash acquired                                                             (489)            --
                                                                                                           -------          -------
                  Cash used in financing activities                                                           (310)            (257)
                                                                                                           -------          -------


NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                                         (647)              59
Cash and cash equivalents at beginning of period                                                             1,044               28
                                                                                                           -------          -------
Cash and cash equivalents at end of period                                                                 $   397          $    87
                                                                                                           =======          =======

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:

        Interest                                                                                           $    60          $    63
                                                                                                           =======          =======
        Income taxes                                                                                       $     1          $     1
                                                                                                           =======          =======


Supplemental disclosure of noncash investing and financing activities:
        Equipment acquired under capital lease                                                             $    10          $  --
                                                                                                           =======          =======
        Purchase of Chemotrade
                 Cash paid, net of cash acquired                                                           $   489
                 Stock issued to sellers                                                                       894
                 Debt issued to sellers                                                                      1,750
                 Liabilities assumed                                                                         1,598
                                                                                                           -------
                         Assets acquired (including goodwill of $3,328)                                    $ 4,731
                                                                                                           =======

                                      See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

The accompanying condensed financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of July 31, 1998 and for the three months ended July 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common and equivalent shares outstanding during the period. Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options and warrants, using the treasury stock method. Outstanding stock options and warrants are excluded from the diluted earnings per share calculation in loss periods.

Inventories

         Inventories consist of (in thousands):

                                                   July 31,          April 30,
                                                     1998              1998
                                                    ------             ------
Finished goods                                      $  740             $  250
Work in process                                       --                 --
Raw materials                                          278                206
                                                    ------             ------
Inventories                                         $1,018             $  456
                                                    ======             ======

Goodwill

Goodwill resulted from the Isoserve, Inc., and Chemotrade GmbH and subsidiary acquisitions (See Business Developments) and is being amortized on a straight line basis over six and twenty years, respectively.

Notes payable

Two notes payable were issued to the sellers of Chemotrade GmbH and subsidiary as consideration for a portion of the purchase price. One note is for $924,000, bears interest at 2% per month, and is secured by certain accounts receivable. The note was repaid in August 1998. A second note for $826,000 bearing interest at 10%, secured by the common stock purchased by Isonics, is due June 1999.

Significant Customers and Suppliers

At July 31, 1998 three customers accounted for 30%, 14%, and 14% of total accounts receivable. Two customers accounted for 30% and 14% of net revenues during the three months ended July 31, 1998. Three different customers accounted for 51%, 19%, and 17% of net revenues during the three months ended July 31, 1997.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company currently uses a single source processor in its DZ manufacturing process; a disruption of this relationship would have an adverse impact on the operating results of the Company. To date, the Company has not experienced a disruption; however, the Company is actively pursuing alternative sources. There can be no assurance that such alternative sources will be available on commercially reasonable terms or at all.

Business Developments

Acquisition of Chemotrade GmbH and Subsidiary

On July 21, 1998, the Company acquired all of the outstanding shares of Chemotrade GmbH and subsidiary (collectively "Chemotrade"), which was owned by two common shareholders. Chemotrade is engaged in the distribution, development and manufacture of stable and radio isotopes. The purchase has been accounted for effective June 1, 1998, the date control of Chemotrade was transferred. The purchase price consideration consisted of $2.576 million paid at closing and $1.107 million to be paid through June 2001. Transaction costs as of July 31, 1998 were $68,000 and imputed interest from the effective date of the acquisition, June 1, 1998, to the date that consideration was paid or interest began accruing on consideration, June 30, 1998, totaled $28,000. Imputed interest is reflected as interest expense in the consolidated statements of operations for the three month period ended July 31, 1998 as a reduction in the purchase price. The consideration paid upon closing consisted of cash of $758,000, 357,730 restricted shares of common stock with a fair market value of $894,000, two notes, one for $924,000 bearing interest at 2% per month, which was paid in August, and a second note of $826,000 bearing interest at 10%, due June 1, 1999. The sellers have guaranteed Chemotrade's defined pre tax earnings will be at least $550,000 during each of the sixteen months ended April 30, 1999 and twelve months ended April 30, 2000 and 2001. If the pre tax earnings of Chemotrade are less than $550,000 for the sixteen month period ended April 30, 1999 or year ended April 30, 2000, the note payable of $826,000 due June 1, 1999, will be reduced by $0.75 for each $1.00 shortfall of earnings. If Chemotrade has pretax earnings of at least $550,000 for the fiscal year ended April 30, 2001, the sellers will receive additional consideration of $281,000. If the pre tax earnings are less than $550,000 during the twelve months ended April 30, 2001, the consideration will be reduced $0.50 for each shortfall in earnings. The contingent consideration for the year ended April 30, 2001 will be recorded as additional goodwill upon Chemotrade meeting the pre tax earnings requirement. The excess of the $3.442 million purchase price over the fair value of the tangible assets acquired, $1.712 million, less liabilities assumed of $1.598 million, $3.328 million has been allocated to goodwill and will be amortized over twenty years.

                      ISONICS CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of International Process Research Corporation ("Interpro")

Effective April 30, 1998, the Company acquired all of the outstanding common stock of Interpro dba Colorado Minerals Research Institute. The purchase price was paid in 353,982 shares of the Company's common stock with a fair market value of $708,000. Transaction costs were $70,000, no goodwill was recognized upon completing the transaction.

The reported results of operations of the Company for the three months ended July 31, 1998 includes two months of the operating results of Chemotrade and three months of the operating results of Interpro. Pro forma results of operations as if the acquisition had occurred at the beginning of the three month period ended July 31, 1998 and 1997 are as follows (in thousands, except per share data):


                                                            Three Months Ended
                                                                 July 31,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
Net revenues                                               $ 4,854      $ 3,867
Gross margin                                                 1,051          777
Net loss                                                       (64)        (269)
Net loss per share:
     basic                                                 $ (0.01)     $ (0.05)
     diluted                                               $ (0.01)     $ (0.05)
Number of shares used in computing per share information
     basic                                                   6,099        5,262
                                                           =======      ========
     diluted                                                 6,099        5,262
                                                           =======      ========

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

Overview

Founded in 1992, Isonics Corporation ("Isonics" or the "Company") is a specialty chemical and advanced materials company which develops and commercializes products based on stable and radio isotopes. Isotopes are ultra-ultra pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers and high performance lighting and energy production. Isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics can be enhanced significantly. Using state-of-the-art technology, Isonics produces a wide range of enriched isotopes which are then converted into products which meet the specialized needs of Isonics' customers.

Isonics' core business is the production and supply of depleted zinc ("DZ"), a non-radioactive stable isotope, to the energy industry. In fiscal 1996, Isonics expanded its business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. In June 1997 Isonics produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997 Isonics exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. In February 1998, the Company announced the availability of isotopically pure silicon-28 epitaxial wafers in prototype quantities. The Company is currently evaluating potential applications for isotopically pure silicon in collaboration with certain industrial and university partners and is developing strategies for commercialization. Isonics currently supplies stable isotope labeled compounds ("SILCs"), mainly enriched carbon, for pharmaceutical research and medical diagnostic test development. In February 1998, the Company announced its intention to enter a joint venture agreement with the Institute of Stable Isotopes in Tblisi, Georgia, for enriched carbon-13 production. The partners anticipate first increasing capacity of the existing facilities located in Tblisi, followed by establishing additional production facilities in Europe and the United States. The Company is also independently developing advanced, lower cost, production technology for enriched carbon for use in minimally invasive diagnostic tests which are being developed by others. The Company believes that a substantial portion of its revenues in the future will depend on its success in developing and selling products in the semiconductor and SILC markets.

In September 1997, Isonics completed its initial public offering. The remaining proceeds of the offering are being used to fund the Company's silicon and carbon development efforts, to selectively add key technical personnel and to perform engineering studies prior to adopting a plan to increase and geographically diversify manufacturing capacity necessary to support planned sales growth.

Effective April 30, 1998, Isonics purchased International Process Research Corporation ("Interpro") dba Colorado Minerals Research Institute by acquiring all of the outstanding capital stock of Interpro. Interpro is a contract research and development and materials processing company which has been performing key steps in Isonics' DZ manufacturing process and jointly developing new, lower cost technologies to better meet customer needs. The acquisition was made to assure future availability of this critical manufacturing technology and to provide an infrastructure platform for performing value added processing of other isotopes.

Effective June 1, 1998, Isonics acquired Chemotrade GmbH and subsidiary, headquartered in Dusseldorf, Germany, to expand Isonics' product offerings and to enter the European market for stable and radio isotopes. Chemotrade is a value-added re-seller of stable and radio isotopes. It supplies radio isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for brachytherapy applications. Chemotrade also distributes calibration sources, manufactured by duPont with Chemotrade supplied radio isotopes, in Germany and other European countries.

Chemotrade supplies various stable isotope labelled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radio isotope used in positron emmission tomography. Chemotrade's market is primarily Europe but frequently sales are made to North America and Asia; customers include duPont, Amersham, and New England Nuclear Life Sciences.

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

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                             Three Months Ended
                                                                  July 31,
                                                             -----------------
                                                             1998        1997
                                                             -----       -----
Net revenues                                                 100.0%      100.0%
Cost of revenues                                              76.0        76.8
                                                             -----       -----
               Gross Margin                                   24.0        23.2
                                                             -----       -----

Operating expenses:
               Selling, general and administrative            17.4        17.4
               Research and development                        8.2         9.7
                                                             -----       -----
                 Total operating expenses                     25.6        27.1
                                                             -----       -----
Operating loss                                                (1.6)       (3.9)
Interest income (expense) net                                 (1.3)       (8.4)
                                                             -----       -----
Loss before income taxes                                      (2.9)      (12.3)
Income tax expense                                             0.5         0.1
                                                             -----       -----
NET LOSS                                                      (3.4)%     (12.4)%
                                                             =====       =====

Net Revenues

Net revenues for the three months ended July 31, 1998 were $3.93 million compared to $1.53 million for the three months ended July 31, 1997, an increase of $2.40 million or 157%. The increase was primarily due to increases in revenues from DZ sales and the net revenues from the Interpro and Chemotrade acquisitions. Net revenues from DZ increased by approximately $903,000 for the three months ended July 31, 1998, on increased unit sales of approximately 35%. Average unit sales prices for DZ increased in comparison to the previous fiscal years' comparable quarter.

Gross Margin

Gross margin for the three months ended July 31, 1998 increased to 24.0% from 23.2% of net revenues in the comparable period of the prior year. The improvement is due to increased average unit sales prices for DZ, offset in part by lower margins on contract manufacturing performed by Interpro and stable and radio isotope revenues generated by Chemotrade.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased on a dollar basis to approximately $682,000, or 17.4% of net revenues for the three months ended July 31, 1998, from $267,000, or 17.4% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended July 31, 1998 was primarily attributable to the acquisition of Interpro and Chemotrade as well as professional fees and media relations costs associated with being a public company, while the amount as a percentage of net revenues did not change. The Company anticipates that selling, general and administrative expenses will generally continue to increase in absolute dollars to support anticipated revenue growth, but may vary as a percentage of net revenues.

Research and Development Expenses

Research and development expenses increased by $174,000, or 117%, to $323,000 for the quarter ended July 31, 1998 from $149,000 for the comparable period of the prior year, while declining on a percentage basis to 8.2% of net revenues from 9.7%. The dollar increase during the quarter ended July 31, 1998 were primarily due to increased staffing and material costs associated with the development of isotopically pure silicon wafers and development costs incurred at Interpro. The decrease in research and development expenses as a percentage of net revenues for the quarter ended July 31, 1998 compared to the same period of the previous year was due to revenue growth. The Company believes that the development and introduction of new product applications is critical to its future success and expects that research and development expenses will increase on a dollar basis, but may vary as a percentage of net revenues.

Interest income (expense), net

Interest expense, reflects interest costs and, prior to the Company's initial public offering in September 1997, amortization of issuance costs and discounts on outstanding debt. Interest expense, net, decreased by $77,000 to $52,000 for the quarter ended July 31, 1998 from net interest expense of $129,000 for the comparable period of the previous fiscal year. The decrease was due to the Company repaying approximately $1.78 million of outstanding debt from the proceeds of its initial public offering offset in part by interest charged on notes payable issued to the sellers of Chemotrade, imputed interest of $28,000 recorded from the effective date of the acquisition to the actual date consideration was paid to the sellers, and interest on debt outstanding at Interpro.

Income taxes

The provision for income taxes was $20,000 and $1,000 for the quarters ended July 31, 1998 and 1997, respectively. The provision for income taxes of $20,000 for the three months ended July 31, 1998, was the result of foreign taxes on Chemotrade's net income. The provision of $1,000 for the three months ended July 31, 1997 was the result of state taxes.

Liquidity and Capital Resources

Since inception, the Company's principal sources of funding have been cash from operations, borrowed funds and sales of common stock. The Company used cash in operating activities of approximately $305,000 and generated cash from operating activities of $373,000 during the three months ended July 31, 1998 and 1997, respectively. Cash used in operating activities during the three months ended July 31, 1998 was principally the result of a net loss of $133,000, offset by adjustments for non-cash items, primarily depreciation and amortization, imputed interest, and increases in accounts receivable and inventory. Cash generated from operating activities during the three months ended July 31, 1997, was principally the result of decreases in inventory and increases in accounts payable and accrued liabilities, offset by the net loss of $190,000, adjusted for non-cash expense items and increases in accounts receivable.

The Company's investing activities used cash of $32,000 and $57,000 for the three months ended July 31, 1998 and 1997, respectively. Investing activities were for purchases of property and equipment.

Financing activities used cash of $310,000 and $257,000 during the three months ended July 31, 1998 and 1997, respectively. Cash used by financing activities during the three months ended July 31, 1998 resulted primarily from the payment of the cash portion of the Chemotrade consideration which was offset in part by proceeds from line of credit borrowings. Cash used in financing activities during the three months ended July 31, 1997, consisted of repayment of debt.

At July 31, 1998, the Company had $397,000 of cash and equivalents, a decrease of $647,000 compared to $1,044,000 as of April 30, 1998. At July 31, 1998, the
Company had negative working capital of $503,000, a decrease of $2,314,000 compared to working capital of $1,811,000 as of April 30, 1998. The decrease is primarily the result of the Company's acquisition of Chemotrade. During the three months ended July 31, 1998, the Company paid the sellers of Chemotrade $758,000 of cash and issued two notes payable for an aggregate $1,750,000.

On July 24, 1998, the Company obtained a $3.0 million credit facility for its U.S. operations, secured by its U.S. assets, with a lender. The loan consists of a $500,000 equipment term loan, payable over forty eight months, a $250,000 term loan with interest only payments due monthly and principal due October 31, 1998, $500,000 revolving line of credit, with borrowings limited to 35% of eligible inventory, a $1,250,000 revolving line of credit, with borrowings limited to 80% of eligible accounts receivable and a $500,000 equipment acquisition term loan. The availability of the equipment acquisition loan is conditioned upon the Company achieving and maintaining minimum debt service coverage ratios. The proceeds of the new facility were used to repay approximately $537,000 of debt outstanding at July 31, 1998 and $742,000 of accounts payable. Chemotrade has two unsecured revolving lines of credit that combined total $395,000. The Company is in the process of evaluating several secured credit facilities for Chemotrade.

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

Relationship With Certain Suppliers and Availability of Raw Materials

The Company depends upon an isotope enrichment plant, located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation (the "Ministry"), which is part of the cabinet of the government of the Russian Federation, for one process involved in the manufacturing of DZ. The Company also relies upon a single supplier of raw material for DZ. The Company signed an agreement with the commercial department of the Ministry to purchase certain isotope separation services through 2001. Disruption or termination of services provided by the

Ministry or the Company's single supplier of raw material could have a material and adverse affect upon the Company's financial condition and results of operations.

Operations in Russia and the Republic of Georgia

Operations in Russia and the republic of Georgia ("Georgia") entail certain risks. Recently, the former republics of the Soviet Union including Georgia have experienced political, social and economic change as they sought independence from the former central government in Moscow, and certain of the republics, including Russia and Georgia, have attempted to transition from a central controlled economy toward a market-based economy. These changes have involved, in certain cases, armed conflict. There can be no assurance that political or economic instability in these republics will not continue or worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia and Georgia. Accordingly, the operations of the Company could be materially adversely affected if hostilities in Russia should occur, if trade between Russia or Georgia and the United States were interrupted, if political conditions in Russia or Georgia disrupt transportation or processing concerning the Company's goods, if laws or government policies concerning foreign business operations in Russia or Georgia change substantially, or if tariffs are introduced.

Customer Concentration

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers. Consistent with the Company's historical experience, the Company's quarterly results during fiscal 1999 and 2000 are expected to be affected materially by the level of orders received from significant DZ users during such quarter and product shipments by the Company to DZ customers during such period. There can be no assurance that the Company's principal customers will continue to purchase products. A decrease in or loss of orders from one or more major customers would have a material and adverse effect on the Company's financial condition and results of operations.

Factors Affecting Operating Results; Variability of Orders

The Company operates with little backlog and a significant portion of the Company's net revenues have been, and the Company believes will continue to be, derived from a limited number of orders that are processed and shipped in the same quarter in which the orders are received. The timing of such orders and their fulfillment has caused, and is likely to continue to cause, material fluctuations in the Company's operating results. The Company's expense levels are relatively fixed, and as has been the case in prior quarters, these factors will affect the Company's operating results for future periods.

Management of Growth

The Company has experienced periods of rapid growth that have placed a significant strain on the Company's financial resources. The Company's ability to manage growth effectively, particularly given its increasing scope of operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its personnel and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

The Company's future success will depend in significant part upon the continued service of its key technical, sales and senior management personnel, including James E. Alexander, the Company's President and Chief Executive Officer, Boris Rubizhevsky, the Company's Senior Vice President, Isotope Production and Supply, Robert Cuttriss, President of Interpro, and Herbert Hegener, Managing Director of Chemotrade. The Company maintains $1 million of key man life insurance on the lives of Messrs. Alexander, Rubizhevsky and Cuttriss and all are covered by employment agreements with the Company extending through September 2001, 2001, and 2003, respectively. Messr. Hegener is covered by an employment agreement with the Company extending through the year 2001. The Company believes that its future success will depend in large part upon its ability to attract and retain qualified personnel for its operations. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

Dates following December 31, 1999 and beyond (the "Year 2000 Problem")

Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believes the cost of addressing the Year 2000 Problem will not have a material adverse affect on the result of operations or financial position of the Company. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

Volatility of Stock Price

The trading price of the Company's securities has been subject to wide fluctuations in response to quarter to quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, and other events or factors. In addition, the stock market has experienced wide price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose securities are traded. These broad market fluctuations may adversely effect the market price of the Company's common stock and common stock warrants.

Shares Eligible for Future Sale

The officers and directors of the Company and all other stockholders have agreed, pursuant to lock-up agreements, that without the prior written consent of Monroe Parker Securities, Inc. (the "Representative") and the Company, that they will not sell or otherwise dispose of common stock beneficially owned by them. The Company was advised by officials of the Representative, that on December 22, 1997, the Representative ceased market-making activities; therefore, the Company may, in the future at its sole discretion, release a portion of securities subject to these lock-up agreements.

                           Part II: Other Information

Item 6: Exhibits and Reports on Form 8-K

         (a)   Exhibits.


                 Exhibit
                  Number         Description                             Page(s)
                  ------         -----------                             -------
                  27.01         Financial Data Schedule                     17


         (b) Reports on Form 8-K.

              An amended Current Report on Form 8-K/A was filed by the Registrant on July 29, 1998 to submit the audited financial statements of International Process Research Corporation and pro forma financial information for the year ended April 30, 1998.

              A Current Report on Form 8-K was filed by the Registrant on May 27, 1998 to put on file the Stock Purchase Agreement among Isonics Corporation, Metallurgy International, Inc. and International Process Research Corporation; the Escrow Agreement among Isonics Corporation, Metallurgy International, Inc., Robert H, Cuttriss (as Agent), and Colorado Business Bank as Escrow Agent, and press releases announcing the execution and consummation of the acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, County of Santa Clara, State of California, on the 18th day of September, 1998.

         Isonics Corporation
              (Registrant)



         By
           James E. Alexander
           President, Chief Executive Officer and Director




         By
           Paul J. Catuna
           Vice President, Finance
           Chief Financial Officer