Form 10QSB
period 1998-10-31
ISONICS CORP
filed 1998-12-15
CIK 1023966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended October 31, 1998



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

                       20 Great Oaks Boulevard, Suite 220
                           San Jose, California 95119
                           --------------------------
                    (Address of principal executive offices)

                                 (408) 350-0660
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

The number of shares outstanding of the registrant's Common Stock, no par value, was 6,166,539 at December 4, 1998.

Transitional Small Business Disclosure Format (check one):
Yes      No X
   ---     ---

                               Isonics Corporation

                                TABLE OF CONTENTS

                                   FORM 10-QSB
Part I:  Financial Information
         Item 1:      Financial Statements

                      Condensed Consolidated Balance Sheets as of October 31, 1998 and
                           April 30, 1998................................................................3
                      Condensed Consolidated Statements of Operations for the Three and
                           Six Month Periods Ended October 31, 1998 and 1997.............................4
                      Condensed Consolidated Statements of Cash Flows for the Six Month
                           Periods Ended October 31, 1998 and 1997.......................................5
                      Notes to Condensed Consolidated Financial Statements...............................6

         Item 2:      Management's Discussion and Analysis of Financial Condition and
                           Results of Operations........................................................10

Part II: Other Information

         Item 4:      Submission of Matters to a Vote of Security
                      Holders...........................................................................17

         Item 6:      Exhibits and Reports on Form 8-K..................................................17

Signatures..............................................................................................18

Part I:  Financial Information

Item 1:    Condensed Financial Statements

                                         ISONICS CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share amounts)
                                                                                   October 31,             April 30,
                                                                                      1998                   1998
                                                                                ------------------     -----------------
                                                                                   (Unaudited)
                                                        ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $   308               $ 1,044
     Accounts receivable (Net of allowance of $164 and $130, respectively)                  2,051                 1,629
     Inventories                                                                            1,632                   456
     Prepaid expenses and other assets                                                        127                    45
     Deferred income taxes                                                                    155                   112
                                                                                ------------------     -----------------

         Total current assets                                                               4,273                 3,286

Property and equipment, net                                                                 1,111                 1,626
Goodwill, net                                                                               3,513                   236
Notes receivable from shareholders                                                            131                   170
Other assets                                                                                   90                    22
Deferred income taxes                                                                          97                   315
                                                                                ------------------     -----------------
Total                                                                                     $ 9,215               $ 5,655
                                                                                ==================     =================


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                    $   279               $    80
     Notes payable - shareholders                                                             907                    --
     Accounts payable                                                                       3,247                   657
     Accrued liabilities                                                                    1,072                   738
                                                                                ------------------     -----------------

         Total current liabilities                                                          5,505                 1,475

Long-term debt                                                                                994                   312
Deferred income taxes                                                                         209                   427
Stockholders' Equity:
     Class A Preferred Stock - no par value - 10,000,000
       shares authorized; none outstanding                                                     --                    --
     Common stock - no par value - 20,000,000 shares
       authorized; issued and outstanding: April 30, 1998,
       5,714,250; October 31,1998, 6,166,539                                                6,200                 5,289
     Notes receivable from stockholders                                                      (348)                 (337)
     Accumulated deficit                                                                   (3,345)               (1,511)
                                                                                ------------------     -----------------
         Total stockholders' equity                                                         2,507                 3,441
                                                                                ------------------     -----------------
Total                                                                                     $ 9,215               $ 5,655
                                                                                ==================     =================

                                See notes to condensed consolidated financial statements.

                                            ISONICS CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (in thousands, except per share data)
                                                         (Unaudited)

                                                                     Three Months Ended                Six Months Ended
                                                                         October 31,                     October 31,
                                                             ------------------------------    -----------------------------
                                                                 1998             1997            1998              1997
                                                             ------------     -------------    -----------      ------------
Net revenues                                                     $ 3,706        $    1,771      $   7,639          $  3,306
Cost of revenues                                                   3,193             1,174          6,182             2,340
                                                             ------------     -------------    -----------      ------------
        Gross margin                                                 513               597          1,457               966

Operating expenses:
    Selling, general and administrative                              936               368          1,618               636
    Research and development                                         389               203            712               352
    Restructuring and office closure                                 708                --            708                --
                                                             ------------     -------------    -----------      ------------

        Total operating expenses                                   2,033               571          3,038               988
                                                             ------------     -------------    -----------      ------------

Operating income (loss)                                           (1,520)               26         (1,581)              (22)

Other income (expense):
    Foreign exchange                                                 (96)               --            (96)               --
    Interest income                                                    6                20             30                27
    Interest expense                                                ( 91)              (78)          (167)             (214)
                                                             ------------     -------------    -----------      ------------

          Total other income (expense), net                         (181)              (58)          (233)             (187)
                                                             ------------     -------------    -----------      ------------

Loss before extraordinary item and income taxes                   (1,701)              (32)        (1,814)             (209)

Income tax expense                                                    --                 1             20                 1
                                                             ------------     -------------    -----------      ------------

Loss before extraordinary item                                    (1,701)              (33)        (1,834)             (210)


Extraordinary item - loss on extinguishment of debt                   --              (252)            --              (252)
                                                             ------------     -------------    -----------      ------------

NET LOSS                                                         $(1,701)         $   (285)     $  (1,834)         $   (462)
                                                             ============     =============    ===========      ============

Net loss per share - basic and diluted
Net loss per share before extraordinary item                     $ (0.28)         $  (0.01)     $   (0.30)         $  (0.05)
                                                             ============     =============    ===========      ============
Extraordinary item                                               $    --          $  (0.05)            --          $  (0.05)
                                                             ============     =============    ===========      ============
Net loss per share                                               $ (0.28)         $  (0.06)     $   (0.30)         $  (0.10)
                                                             ============     =============    ===========      ============
Shares used in computing per share information                     6,167             4,892          6,072             4,721
                                                             ============     =============    ===========      ============

                                  See notes to condensed consolidated financial statements.

                                                                    4

                                               ISONICS CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (in thousands)
                                                           (Unaudited)


                                                                                            Six Months Ended
                                                                                               October 31,
                                                                                    -----------------------------------
                                                                                         1998                1997
                                                                                    ---------------     ---------------
Net cash provided by (used in) operating activities                                       $     62           $   (379)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                                                      (108)                (71)
     Purchase of Chemotrade, net of cash acquired                                             (546)                 --
                                                                                    ---------------     ---------------
                  Cash used in investing activities                                           (654)                (71)
                                                                                    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit, net                                                                     1,009
     Proceeds from issuance of long-term debt                                                  500                  --
     Repayments of debt                                                                     (1,640)             (1,782)
     Proceeds from issuance of common stock, net                                                17               3,452
     Payment of debt issuance costs                                                            (30)                 (7)
                                                                                    ---------------     ---------------
                  Cash provided by (used in) financing activities                              (44)              1,663
                                                                                    ---------------     ---------------


NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                         (736)              1,213
Cash and cash equivalents at beginning of period                                             1,044                  28
                                                                                    ---------------     ---------------
Cash and cash equivalents at end of period                                                $    308           $   1,241
                                                                                    ===============     ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:

        Interest                                                                          $    109           $     209
                                                                                    ===============     ===============
        Income taxes                                                                      $    151           $       1
                                                                                    ===============     ===============




Supplemental disclosure of noncash investing and financing activities:
        Equipment acquired under capital lease                                            $     14           $      --
                                                                                    ===============     ===============

        Purchase of Chemotrade
                  Cash paid, net of cash acquired                                         $    546
                  Stock issued to sellers                                                      894
                  Debt issued to sellers                                                     1,750
                  Liabilities assumed                                                        1,598
                                                                                    ---------------
                         Assets acquired (including goodwill of $ 3,385)                  $  4,788
                                                                                    ===============

                                See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of October 31, 1998 and for the three and six months ended October 31, 1998 and 1997 have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

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

Inventories

         Inventories consist of (in thousands):

                                   October 31,             April 30,
                                      1998                    1998
                                 ----------------       -----------------

Finished goods                           $ 1,511                  $  250
Work in process                              111                      --
Raw materials                                 10                     206
                                 ----------------       -----------------

 Inventories                             $ 1,632                  $  456
                                 ================       =================


Goodwill

Goodwill resulted from the Isoserve, Inc., and Chemotrade GmbH and subsidiary acquisitions (See Business Developments) and is being amortized on a straight line basis over six and twenty years, respectively.

Notes payable - shareholders

Two notes were issued to each of the sellers of Chemotrade GmbH and subsidiary as consideration for a portion of the purchase price. One note with an aggregate value of 1,663,000 DM ($924,000), bearing interest at 2% per month, and secured by certain accounts receivable was issued in June 1998 and repaid in August 1998. A second note for 1,500,000 DM valued at $826,000 upon issuance and reflected at its dollar equivalent of $907,000 at October 31, 1998, bearing interest at 10%, secured by the common stock purchased by Isonics, due June 1999, was also issued in connection with the purchase.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long term debt

  Long term debt consists of the following (in thousands):

                                                 October 31,     April 30,
                                                    1998           1998
                                                 ----------     -----------

  Bank term loan -  guaranteed by the SBA        $      --      $        40
  Bank term loan                                        469             147
  Bank term loan                                        250             --
  Revolving line of credit                              525             159
  Capital leases                                         29              46
                                                 -----------     ----------
                                                      1,273             392
  Less current maturities                               279              80
                                                 ----------      ----------

                                                 $      994     $       312
                                                 ==========     ===========

The bank term loan is collateralized by all of Isonics' U.S. assets and bears interest at prime (8.0% at October 31, 1998) plus 2.25%. Principal and interest payments are due monthly based upon 48 monthly payments. The balance of the note is due July 2000.

The bank term loan is collateralized by all of Isonics' U.S. assets and bears interest at prime (8.0% at October 31, 1998) plus 5.0%. Interest only payments were due through October 31, 1998, commencing November 1, 1998 principal and interest payments are due monthly based upon 25 monthly payments. The balance of the note is due July 2000.

The revolving line of credit is collateralized by all of Isonics' U.S. assets and bears interest at prime (8.0% at October 1998) plus 2.25%. Borrowings are limited to 35% of eligible inventory up to $500,000 and 80% of eligible accounts receivable up to $1,250,000. Interest payments are due monthly and the outstanding balance is due July 2000.

The bank term loan, guaranteed by the SBA, bank term loan, and revolving line of credit outstanding at April 30, 1998 was repaid from the proceeds of the debt issued in August 1998.

Maturities of long-term debt as of October 31, 1998 are as follows (in thousands):

         1999                                      $     279
         2000                                            125
         2001                                            869
                                                    --------

                                                   $   1,273
                                                    ========

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and office closure costs

On October 31, 1998, the Company announced a corporate restructuring and the relocation of its headquarters to Golden, Colorado, the site of its wholly-owned subsidiary, International Process Research Corporation (Interpro). On October 31, 1998, the Company recorded a $708,000 charge of which $468,000 is related to the write-off of certain fixed assets, $132,000 to terminate certain lease agreements and $108,000 for severance and other costs. At October 31, 1998 accrued restructuring costs totaling $212,000 are included in accrued liabilities. The Company anticipates additional charges in subsequent periods of approximately $170,000 to $260,000 related to the relocation of personnel.

Significant Customers and Suppliers

At October 31, 1998 one customer accounted for 27% of total accounts receivable (See Related Party Transactions). One customer accounted for 25% of net revenues during the six months ended October 31, 1998. Three different customers accounted for 47%, 23%, and 12% of net revenues during the six months ended October 31, 1997.

Related party transactions

The Company has a 6% ownership interest in IUT Institute GmbH ("IUT"), located in Berlin, Germany. IUT purchases certain raw materials from Chemotrade, processes the materials and sells the finished material to Chemotrade. At October 31, 1998 accounts receivable totaling $556,000 was due from IUT and accounts payable totaling $609,000 was due to IUT. The Company has also advanced IUT $54,000 for services to be performed in the future. During the six months ended October 31, 1998, Chemotrade sold $284,000 of material to IUT and purchased $406,000 of material from IUT, respectively.

Acquisition of Chemotrade GmbH and Subsidiary

On July, 21, 1998, the Company acquired all of the outstanding shares of Chemotrade GmbH and subsidiary (collectively "Chemotrade"), which was owned by two common shareholders. Chemotrade is engaged in the distribution, development and manufacture of stable and radio isotopes. The purchase price has been accounted for effective June 1, 1998, the date control was transferred. The purchase price was denominated in German Deutche Marks, and all amount reported below are translated at the historical conversion rate unless otherwise stated. The purchase price consideration on June 1, 1998 consisted of $2.576 million paid at closing and $1.07 million to be paid through June 2001. Transaction costs as of October 31, 1998 were $125,000. Imputed interest from the effective date of the acquisition, June 1, 1998, to the date that consideration was paid or interest began accruing on consideration, June 30 , 1998, totaled $28,000. Imputed interest is reflected as interest expense in the consolidated statements of operation for the six month period ended October 31, 1998 and a reduction in the purchase price. The consideration paid upon closing consisted of cash of $758,000, 357,730 restricted shares of common stock with a fair market value of $894,000, two notes, one for $924,000 (1,663,000 DM) bearing interest at 2% per month, which was paid in August, and a second note of $826,000 (1,500,000 DM) bearing interest at 10%, due June 1, 1999. The sellers have guaranteed Chemotrade's defined pre tax earnings will be at least 1,000,000 DM (the dollar equivalent of $606,000 at October 31, 1998) for the sixteen months ended April 30, 1999 and twelve months ended April 30, 2000 and 2001. If the pre tax earnings of Chemotrade are less than 1,000,000 DM for the sixteen month period ended April 30,1999 or year ended April 30, 2000, the note payable valued at $826,000 upon issuance and reflected at its dollar equivalent of $907,000 at October 31, 1998 (1,500,000 DM) due June 1, 1999, will be reduced by 0.75 DM for each 1.00 DM shortfall of earnings. If Chemotrade has pretax earnings of at least 1,000,000 DM for the fiscal year ended April 30, 2001, the sellers will receive additional

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


consideration of 500,000 DM (the dollar equivalent of $303,000 at October 31, 1998). If the pre tax earnings are less than 1,000,000 DM during the twelve months ended April 30, 2001, the consideration will be reduced 0.50 DM for each
1.00 DM shortfall in earnings. The contingent consideration for the year ended April 30, 2001 will be recorded as additional goodwill upon Chemotrade meeting the pre tax earnings requirement. The excess of the $3.499 million purchase price over the fair value of the tangible assets acquired, $1.712 million, less liabilities assumed of $1.598 million, $3.385 million has been allocated to goodwill and will be amortized over twenty years. The difference between the note valued at $907,000 at October 31, 1998 and $826,000 at June 30, 1998 as well as other foreign currency gains and losses has been included in foreign exchange expense in the condensed consolidated statements of operations.

Acquisition of International Process Research Corporation ("Interpro")

Effective April 30, 1998, the Company acquired all of the outstanding common stock of Interpro dba Colorado Minerals Research Institute. The purchase price was paid in 353,982 shares of the Company's common stock with a fair market value of $708,000. Transaction costs were $70,000. No goodwill was recognized upon completing the transaction.

The  reported  results of  operations  of the Company  for the six months  ended
October 31, 1998 includes the operating results of Chemotrade commencing June 1,
1998 and the operating  results of Interpro  commencing  May 1, 1998.  Pro forma results of operations are as follows (in thousands, except per share data):
                                                                    Six Months Ended
                                                                       October 31,
                                                            ---------------------------------
                                                                 1998               1997
                                                            -------------       -------------
Net revenues                                                  $  8,432            $ 8,237
Gross margin                                                     1,570              1,891
Net loss                                                        (1,793)              (556)
Net loss per share - basic and diluted                        $  (0.29)           $ (0.10)
                                                            =============       =============
Number of shares used in computing per share information:        6,132              5,433
                                                            =============       =============

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

Effective April 30, 1998, Isonics acquired all of the outstanding capital stock of Interpro dba Colorado Minerals Research Institute. Interpro is a contract research and development and materials processing company which has been performing key steps in Isonics' DZ manufacturing process and jointly developing new, lower cost technologies to better meet customer needs. The acquisition was made to assure future availability of this critical manufacturing technology and to provide an infrastructure platform for performing value added processing of other isotopes.

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

Chemotrade supplies various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radio isotope used in positron emmission tomography. Chemotrade's market is primarily Europe but frequently sales are made to North America and Asia; customers include duPont, Amersham, and New England Nuclear Life Sciences.

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers and sales of DZ and SILCs. The Company operates with little backlog and a significant portion of the Company's total revenues to date have been, and the Company believes will continue to be in the near term, derived from a limited number of DZ and SILC orders in any particular quarter. Consistent with the Company's historical experience, the Company's quarterly results are expected to be materially affected by the size, timing and quantity of DZ and SILC orders, and product shipments made to DZ and SILC users during such quarter as was the case during the three months ended October 31, 1998. As a result, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period, and such fluctuations could materially and adversely affect the Company's business, financial condition and results of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.


                                                                 Three Months Ended               Six Months Ended,
                                                                     October 31,                     October 31,
                                                             ----------------------------    ----------------------------
                                                                1998            1997            1998            1997
                                                             -----------    -------------    ------------    ------------
Net revenues                                                   100.0%          100.0%          100.0%          100.0%
Cost of revenues                                                86.2            66.3            80.9            70.8
                                                             -----------    -------------    ------------    ------------
               Gross Margin                                     13.8            33.7            19.1            29.2
                                                             -----------    -------------    ------------    ------------

Operating expenses:
               Selling, general and administrative              25.3            20.7            21.2            19.2
               Research and development                         10.5            11.5             9.3            10.7
               Restructuring and office closure                 19.1             --              9.3             --
                                                             -----------    -------------    ------------    ------------
                 Total operating expenses                       54.9            32.2            39.8            29.9
                                                             -----------    -------------    ------------    ------------
Operating income (loss)                                        (41.1)            1.5           (20.7)           (0.7)
Other income (expense) net                                      (4.8)           (3.3)           (3.0)           (5.7)
                                                             -----------    -------------    ------------    ------------
Loss before extraordinary item and income taxes                (45.9)           (1.8)          (23.7)           (6.4)
Income tax expense                                                --             0.1             0.3             --
                                                             -----------    -------------    ------------    ------------
Loss before extraordinary item                                 (45.9)           (1.9)          (24.0)           (6.4)
Extraordinary item - loss on extinguishment of debt               --           (14.2)             --            (7.6)
                                                             -----------    -------------    ------------    ------------
NET LOSS                                                       (45.9)%         (16.1)%         (24.0)%         (14.0)%
                                                             ===========    =============    ============    ============

Net Revenues

Net revenues for the three and six months ended October 31, 1998 were $3.71 million and $7.64 million, respectively, an increase of 109.3% and 131.1% over $1.77 million and $3.31 million for the comparable periods in the prior fiscal period. The growth on a quarterly and year-to-date basis is due to the additional net revenues from the Interpro and Chemotrade acquisitions. Net revenues from DZ decreased by approximately $387,000 for the three months ended October 31, 1998, on decreased unit sales of approximately 3 %. Net revenues from DZ decreased approximately $505,000 for the six months ended October 31, 1998 on decreased unit sales of approximately 10 %. Average unit sales prices of DZ decreased for the three and six months ended October 31, 1998 in comparison to the previous year's fiscal quarter and year to date period due to a less refined product being sold during the periods.

Gross Margin

Gross margin for the three and six months ended October 31, 1998 decreased to 13.8% and 19.1% of net revenues from 33.7% and 29.2% for the same periods in the prior fiscal year. The decrease is due to reduced unit sales prices of DZ and the increased proportion of net revenues generated from contract manufacturing performed by Interpro and stable and radio isotope revenues generated by Chemotrade which typically have lower gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased on a dollar basis to approximately $936,000, or 25.3% of net revenues for the three months ended October 31, 1998, from $368,000, or 20.7% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended October 31, 1998 was primarily attributable to the acquisition of Interpro and Chemotrade, while the percentage increase was due mainly to reduced net revenues from DZ sales. For the six months ended October 31, 1998, these expenses increased on a dollar basis to approximately $1,618,000, or 21.2% of net revenues from $636,000, or 19.2% of net revenues on the comparable period of the prior year. The dollar increase was primarily attributable to the acquisition of Interpro and Chemotrade, while the percentage increase was due to reduced net revenues from DZ sales. The Company anticipates that selling, general and administrative expenses will generally remain stable or decrease in absolute dollars due to the restructuring and San Jose office closure and may vary as a percentage of net revenues (See Restructuring and office closure).

Research and Development

Research and development expenses increased by approximately $186,000, or 91.7%, to $389,000 for the quarter ended October 31, 1998 from $203,000 for the comparable period in fiscal 1998, while declining on a percentage basis to 10.5% of net revenues from 11.5%. For the six months ended October 31, 1998, research and development expenses increased by approximately $360,000, or 102.3%, to $712,000 from $352,000 for the comparable period in the previous fiscal year, while decreasing on a percentage basis to 9.3% of net revenues from 10.7%. The dollar increase during the quarter and six months ended October 31, 1998 was primarily due to increased staffing and material costs associated with the development of isotopically pure silicon wafers and development costs incurred at Interpro. The decrease in research and development expenses as a percentage of net revenues for the quarter and six months ended October 31, 1998 compared to the same period of the previous fiscal year was due to revenue growth. The Company believes that the development and introduction of new product applications is critical to its future success and expects that research and development expenses will remain stable in the near term due to the timing of material usage and outside services, but may vary as a percentage of revenues.

Restructuring and office closure

On October 31, 1998, the Company announced a restructuring of its operations and relocation of its headquarters to Golden, Colorado, the site of its wholly-owned subsidiary, International Process Research Corporation (Interpro). The Company recorded a $708,000 charge of which $468,000 is related to the write-off of certain fixed assets, $132,000 to terminate certain lease agreements and $108,000 for severance and other costs. The Company anticipates additional charges in subsequent periods of approximately $170,000 to $260,000 related to the relocation of personnel.

Other income (expense), net

Other expense, net reflects interest expense, amortization on issuance costs, and foreign currency gains and losses. Other expense, net increased by $123,000 to $181,000 for the quarter ended October 31, 1998 from net other expenses of $58,000 for the comparable period of the previous fiscal year. The increase was the result of foreign currency losses from notes payable denominated in German Deutche Marks due to the sellers of Chemotrade and an increase in interest expense on the notes payable to the sellers to Chemotrade and bank line of credit and term loans. Other expense, net increased by $46,000 to $233,000 for the six months ended October 31, 1998 from $187,000 during the comparable period of the previous fiscal year. The increase was due mainly to the foreign exchange losses.

Income taxes

There was no provision for income taxes for the quarter ended October 31, 1998 due to losses sustained in the quarter. The provision for the six months ended October 31, 1998 of $20,000 was the result of Foreign taxes. The provision of $1,000 for the three and six months ended October 31, 1997 was the result of state taxes.

Liquidity and Capital Resources

The Company's principal sources of funding have been cash from operations, borrowed funds and sales of common stock. The Company generated cash from operations of approximately $62,000 and used cash in operating activities of $379,000 during the six months ended October 31, 1998 and 1997, respectively. Cash generated from operating activities during the six months ended October 31, 1998 was principally the result of a net loss of $1.70 million and increases in inventory, offset by adjustments for non-cash items, primarily the write-off of fixed assets in the restructuring, depreciation and amortization, and increases in accounts payable. Cash used from operating activities during the six months ended October 31, 1997, was principally the result of a net loss $462,000, net of adjustments for non-cash items, primarily depreciation, amortization and extraordinary loss on extinguishment of debt, and increases in accounts receivable and other current assets.

The Company's investing activities used cash of $654,000 and $71,000 for the six months ended October 31, 1998 and 1997, respectively. Cash used during the six months ended October 31, 1998 resulted primarily from the purchase of Chemotrade and property and equipment. Investing activities for the six months ended October 31, 1997 were for purchases of property and equipment.

Financing activities used cash of $44,000 during the six months ended October 31, 1998 and provided cash of $1.63 million during the comparable period of the previous fiscal year. Cash used during the six months ended October 31, 1998 resulted primarily from the payment of debt associated with the Chemotrade acquisition which was offset in part by proceeds from line of credit and term loan. Cash provided by financing activities during the six months ended October 31, 1997 resulted primarily from the completion of the Company's initial public offering which was offset in part by the repayment of outstanding debt.

At October 31, 1998, the Company had $308,000 of cash and cash equivalents, a decrease of $736,000 compared to $1,044,000 as of April 30, 1998. At October 31, 1998, the Company had negative working capital of $1,232,000, a decrease of $3,546,000 compared to working capital of $1,811,000 as of April 30, 1998. The decrease is primarily the result of the Company's cash payments for the acquisition of Chemotrade and the losses incurred for the six months ended October 31, 1998. During the six months ended October 31, 1998, the Company paid the sellers of Chemotrade $1,601,000 of cash and has one note for $907,000 outstanding due to the sellers on June 1, 1999.

On July 24, 1998, the Company obtained a $3.0 million asset based credit facility for its U.S. operations, secured by its U.S. assets, with a lender. The loan consists of a $500,000 equipment term loan, payable over forty eight months, a $250,000 term loan with interest only payments due monthly through October 31, 1998, and commencing August 1, 1998, payable over twenty five months, a $500,000 revolving line of credit, with borrowings limited to 35% of eligible inventory, a $1,250,000 revolving line of credit, with borrowings limited to 80% of eligible accounts receivable and a $500,000 equipment acquisition term loan. The availability of the equipment acquisition loan is conditioned upon the Company achieving and maintaining minimum debt service coverage ratios. The proceeds of the new facility were used to repay approximately $537,000 of debt outstanding and $742,000 of accounts payable. Chemotrade has one unsecured revolving line of credit for 400,000 DM ($242,000 at October 31, 1998). The Company is in the process of evaluating secured credit facilities for Chemotrade.

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

Shares Eligible for Future Sale

The officers and directors of the Company and all other stockholders have agreed, pursuant to lock-up agreements expiring September 2000, that without the prior written consent of Monroe Parker Securities, Inc. (the "Representative") and the Company, that they will not sell or otherwise dispose of common stock beneficially owned by them. The Company was advised by officials of the
Representative, that on December 22, 1997, the Representative ceased market-making activities; therefore, the Company may, in the future at its sole discretion, release a portion of securities subject to these lock-up agreements.

                           Part II: Other Information


Item 4: Submission of Matters to a Vote of Security Holders

        A.   The annual meeting of shareholders was held on October 6, 1998

        B.   The following matters were voted upon at the annual meeting:

        1. To elect the following directors to serve until the next annual meeting:
                                                            For       Withheld
                                                            ---       --------
                 James E. Alexander, Chairman            4,866,165       0
                 Boris Rubizhevsky, Vice Chairman        4,866,165       0
                 Lindsay A. Gardner, Director            4,866,165       0
                 Larry J. Wells, Director                4,866,165       0
                 Richard Parker, Director                4,866,165       0

        2.   To approve the 1998 Employee Stock Purchase Plan

             For - 4,866,165       Against - 0         Abstain - 0

        3. To ratify the appointment of Grant Thornton LLP as independent auditors for the fiscal year ending April 30, 1998.

             For - 4,866,165       Against - 0         Abstain - 0


Item 6: Exhibits and Reports on Form 8-K

        (a)  Exhibits.


                  Exhibit
                   Number         Description                            Page(s)
                 --------         ----------------------------------     -------
                   27.01          Financial Data Schedule                19


        (b)        (b) Reports on Form 8-K.

             An amended Current Report on Form 8-K/A was filed by the Registrant on October 5, 1998 to submit the audited financial statements of Chemotrade GmbH and subsidiary and pro forma financial information for the year ended April 30, 1998.

             A Current Report on Form 8-K was filed by the Registrant on August 8, 1998 to file the Sale and Purchase Agreement among Isonics Corporation and Mr. Helmut Swyen and Mr. Herbert Hegener, the sellers, and press releases announcing the execution and consummation of the Chemotrade acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, County of Santa Clara, State of California, on the 15h day of December, 1998.

         Isonics Corporation
              (Registrant)



        By                                        /s/James E. Alexander
           ------------------------------------------------------------
           James E. Alexander
           President, Chief Executive Officer and Director




        By                                        /s/Paul J. Catuna
           ------------------------------------------------------------
           Paul J. Catuna
           Vice President, Finance
           Chief Financial Officer