Form 10QSB
period 1999-01-31
ISONICS CORP
filed 1999-03-17
CIK 1023966

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended January 31, 1999


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


                              5906 McIntyre Street
                             Golden, Colorado 80403
                             ----------------------
                    (Address of principal executive offices)

                                 (303) 279-7900
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the registrant's Common Stock, no par value, was 6,215,612 at March 12, 1999.

Transitional Small Business Disclosure Format (check one):
Yes __  No _X_

                               Isonics Corporation

                                TABLE OF CONTENTS

                                   FORM 10-QSB


Part I: Financial Information

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                    January 31, 1999 and April 30, 1998 .....................  3
                  Condensed Consolidated Statements of Operations
                    for the Three and Nine Month Periods Ended
                    January 31, 1999 and 1998 ...............................  5
                  Condensed Consolidated Statements of Cash Flows
                    for the Nine Month Periods Ended January 31,
                    1999 and 1998 ...........................................  6
                  Notes to Condensed Consolidated Financial
                    Statements ..............................................  7

         Item 2:  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................... 12

Part II: Other Information

         Item 6:  Exhibits and Reports on Form 8-K .......................... 21

Signatures .................................................................. 22

Part I:  Financial Information

Item 1:  Condensed Financial Statements


                                                ISONICS CORPORATION AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)

                                                               ASSETS
                                                                                           (Unaudited)
                                                                                         January 31, 1999           April 30, 1998
                                                                                         ----------------           --------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                $  228                    $1,044
     Accounts receivable (Net of allowance of $156 and $130,
          respectively)                                                                        3,389                     1,629
     Inventories                                                                               1,134                       456
     Prepaid expenses and other assets                                                           260                        45
     Deferred income taxes                                                                       128                       112
                                                                                              --------------------------------
          Total current assets                                                                $5,139                    $3,286
                                                                                              --------------------------------

LONG-TERM ASSETS
     Property and equipment, net                                                               1,089                     1,626
     Goodwill, net                                                                             3,450                       236
     Notes receivable from shareholders                                                          127                       170
     Other assets                                                                                 81                        22
     Deferred income taxes                                                                        85                       315
                                                                                              --------------------------------
          Total long-term assets                                                              $4,832                    $2,369
                                                                                              --------------------------------

TOTAL ASSETS                                                                                  $9,971                    $5,655
                                                                                              ================================


                                      See notes to condensed consolidated financial statements.

                                                ISONICS CORPORATION AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except share amounts)


                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                                (Unaudited)
                                                                                               January 31, 1999       April 30, 1998
                                                                                               ----------------       --------------
CURRENT LIABILITIES:
     Current portion of long-term debt                                                         $        261            $         80
     Notes payable from shareholders                                                                    877                    --
     Accounts payable                                                                                 3,908                     657
     Accrued liabilities                                                                              1,155                     738
                                                                                               ------------------------------------
          Total current liabilities                                                            $      6,201            $      1,475
                                                                                               ------------------------------------

LONG-TERM LIABILITIES:
     Long-term debt                                                                                     859                     312
     Deferred income taxes                                                                              197                     427
                                                                                               ------------------------------------
          Total long-term liabilities                                                          $      1,056            $        739
                                                                                               ------------------------------------


SHAREHOLDERS' EQUITY:
     Class A Preferred Stock--no par value 10,000,000
          shares authorized; none outstanding                                                         --                       --
     Common stock--no par value.  20,000,000 shares                                                   6,364                   5,289
          authorized; issued and outstanding:  April 30, 1998,
          5,714,250; January 31, 1999, 6,327,779
     Notes receivable from shareholders                                                                (382)                   (337)
     Accumulated deficit                                                                             (3,268)                 (1,511)
                                                                                               ------------------------------------
          Total shareholders' equity                                                           $      4,832            $      3,411
                                                                                               ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $      9,971            $      5,655
                                                                                               ====================================

                                      See notes to condensed consolidated financial statements.

                                                ISONICS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (Unaudited)

                                                                       Three Months Ended                   Nine Months Ended
                                                                            January 31,                          January 31,
                                                                     --------------------------          --------------------------
                                                                       1999              1998              1999              1998
                                                                     --------          --------          --------          --------
Net revenues                                                         $  6,670          $  1,968          $ 14,309          $  5,274
Cost of revenues                                                        5,393             1,296            11,575             3,636
                                                                     --------          --------          --------          --------
          Gross margin                                                  1,277               672             2,734             1,638

Operating expenses:
     Selling, general and administrative                                  826               369             2,444             1,005
     Research and development                                             250               227               962               579
     Restructuring and office closure                                    --                --                 708              --
                                                                     --------          --------          --------          --------
          Total operating expenses                                      1,076               596             4,114             1,584
                                                                     --------          --------          --------          --------

Operating income (loss)                                                   201                76            (1,380)               54
                                                                     --------          --------          --------          --------

Other income (expense):
     Foreign exchange                                                     131              --                  35              --
     Interest income                                                        9                27                21                53
     Interest expense                                                     (87)               (4)             (236)             (217)
                                                                     --------          --------          --------          --------
          Total other income (expense), net                                53                23              (180)             (164)
                                                                     --------          --------          --------          --------
Income (loss) before extraordinary item
     and income taxes                                                     254                99            (1,560)             (110)
Income tax expense                                                        177              --                 197                 1
                                                                     --------          --------          --------          --------
Income (loss) before extraordinary item                                    77                99            (1,757)             (111)
                                                                     --------          --------          --------          --------
Extraordinary item - loss on
     extinguishment of debt                                              --                --                --                (252)
                                                                     --------          --------          --------          --------
NET INCOME (LOSS)                                                    $     77          $     99          $ (1,757)         $   (363)
                                                                     ========          ========          ========          ========


Net income (loss) per share--basic
Net income (loss) per share before
     extraordinary item                                              $   0.01          $   0.02          $  (0.29)         $  (0.02)
Extraordinary item                                                   $   --            $   --            $   --            $  (0.04)
Net income (loss) per share                                          $   0.01          $   0.02          $  (0.29)         $  (0.06)
Shares used in computing per share
     information                                                        6,216             5,360             6,120             5,836

Net income (loss) per share--diluted
Net income (loss) per share before
     extraordinary item                                              $   0.01          $   0.01          $  (0.29)         $  (0.02)
Extraordinary item                                                   $   --            $   --            $   --            $  (0.04)
Net income (loss) per share                                          $   0.01          $   0.01          $  (0.29)         $  (0.06)
Shares used in computing per share
     information                                                        6,918             6,625             6,120             5,836

                                      See notes to condensed consolidated financial statements.

                                                ISONICS CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (Unaudited)

                                                                                                       Nine Months Ended January 31,
                                                                                                      -----------------------------
                                                                                                       1999                   1998
                                                                                                      -------               -------
Net cash provided by (used in) operating activities                                                   $   146               $  (285)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of Property and Equipment                                                                 (120)                  (72)
     Purchase of Chemotrade, net of cash acquired                                                        (546)                 --
                                                                                                      -----------------------------
          Cash used in investing activities                                                           $  (666)              $   (72)
                                                                                                      -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Line of credit, net                                                                                  931                  --
     Proceeds from issuance of long-term debt                                                             500                  --
     Repayments of debt                                                                                (1,714)               (1,844)
     Proceeds from issuance of common stock, net                                                           17                 3,452
     Payment of debt issuance costs                                                                       (30)                   (7)
                                                                                                      -----------------------------
          Cash provided by (used in) financing activities                                             $  (296)              $ 1,601
                                                                                                      -----------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS:                                                                                        (816)                1,244
     Cash and cash equivalents at beginning of period                                                   1,044                    28
                                                                                                      -----------------------------
     Cash and cash equivalents at end of period                                                       $   228               $ 1,272
                                                                                                      =============================


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                                                    $   149               $   171
                                                                                                      =============================
          Income taxes                                                                                $   242               $     1
                                                                                                      =============================

Supplemental disclosure of noncash investing and financing
     activities:
          Equipment acquired under capital lease                                                      $    14               $  --
                                                                                                      =============================


          Purchase of Chemotrade:
               Cash paid, net of cash acquired                                                        $   546
               Stock issued to sellers                                                                    894
               Debt issued to sellers                                                                   1,750
               Liabilities assumed                                                                      1,598
                                                                                                      -------
                    Assets acquired (including goodwill of $3,385)                                    $ 4,788
                                                                                                      =======

                                      See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of January 31, 1999, and for the three and nine months ended January 31, 1999, and 1998, have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB.

Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants. Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method. Outstanding stock options and warrants are excluded from the diluted earnings per share calculation when the inclusion would be antidilutive.

Inventories

         Inventories consist of (in thousands):

                                            January 31, 1999      April 30, 1998
                                            ----------------      --------------
Finished goods                                   $1,125               $  250
Work in progress                                   --                   --
Raw materials                                         9                  206
                                                 ---------------------------
     Total inventories                           $1,134               $  456
                                                 ===========================


Goodwill

Goodwill resulted from the Isoserve, Inc., and Chemotrade GmbH and subsidiary acquisitions, and is being amortized on a straight line basis over six and twenty years, respectively.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes payable - shareholders

Two notes were issued to each of the sellers of Chemotrade GmbH and subsidiary as consideration for a portion of the purchase price. One note with an aggregate value of 1,663,000 DM ($924,000), bearing interest at 2% per month, and secured by certain accounts receivable was issued in June 1998, and repaid in August 1998. A second note for 1,500,000 DM valued at $826,000 upon issuance, and reflected at its dollar equivalent of $877,000 at January 31, 1999, bearing interest at 10%, secured by the common stock purchased by Isonics, due June 1999, was also issued in connection with the purchase.

Long term debt

     Long term debt consists of the following (in thousands):

                                            January 31, 1999     April 30, 1998
                                            ----------------     --------------
Bank term loan -  guaranteed by the SBA         $    0              $   40
Bank term loan                                     220                 147
Bank term loan                                     437                   0
Revolving line of credit                           460                 159
Capital leases                                       3                  46
                                                --------------------------
    Sub-total                                   $1,120              $  392

Less current maturities                            261                  80
                                                --------------------------
    Total                                       $  859              $  312
                                                ==========================


The bank term loan is collateralized by all of Isonics' U.S. assets and bears interest at the lender's prime (8.00% at January 31, 1999) plus 2.25%. Principal and interest payments are due monthly based upon forty-eight (48) monthly payments. The balance of the note is due July 2000.

The bank term loan is collateralized by all of Isonics' U.S. assets and bears interest at the lender's prime (8.00% at January 31, 1999) plus 5.0%. Interest only payments were due through October 31, 1998. Commencing November 1, 1998, principal and interest payments are due monthly based upon twenty-five (25) monthly payments. The balance of the note is due July 2000.

The revolving line of credit is collateralized by all of Isonics' U.S. assets and bears interest at the lender's prime (8.00% at January 31, 1999) plus 2.25%. Borrowings are limited to 35% of eligible inventory up to $500,000 and 80% of eligible accounts receivable up to $1,250,000. Interest payments are due monthly and the outstanding balance is due July 2000.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring and office closure costs

On October 31, 1998, the Company announced a corporate restructuring and the relocation of its headquarters to Golden, Colorado, the site of its wholly-owned subsidiary, International Process Research Corporation (Interpro). On October 31, 1998, the Company recorded a $708,000 charge of which $468,000 is related to the write-off of certain fixed assets, $132,000 to terminate certain lease agreements, and $108,000 for severance and other costs. At January 31, 1999, accrued restructuring costs totaling $133,000 are included in accrued liabilities. The Company anticipates additional charges in subsequent periods of approximately $170,000 to $260,000, related to the relocation of personnel.

Significant Customers

At January 31, 1999, and January 31, 1998, no one customer accounted for more than 10% of total accounts receivable. However, one customer accounted for approximately 17% of net revenues during the nine months ended January 31, 1999, and approximately 13% of net revenues during the three months ended January 31, 1999.

Related party transactions

The Company has a 6% ownership interest in IUT Institute GmbH ("IUT"), located in Berlin, Germany. IUT purchases certain raw materials from Chemotrade, processes the materials and sells the finished material to Chemotrade. At January 31, 1999, accounts payable totaling approximately $35,000 was due to IUT. The Company has also advanced IUT $54,000 for services to be performed in the future. During the nine months ended January 31, 1999, Chemotrade sold $308,000 of material to IUT and purchased $124,000 of material from IUT.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Chemotrade GmbH and Subsidiary

On July 21, 1998, the Company acquired all of the outstanding shares of Chemotrade GmbH and subsidiary (collectively "Chemotrade"), which was owned by two common shareholders. Chemotrade is engaged in the distribution, development, and manufacture of stable and radio isotopes. The purchase price has been accounted for effective June 1, 1998, the date control was transferred. The purchase price was denominated in German Deutsche Marks, and all amounts reported below are translated at the historical conversion rate unless otherwise stated. The purchase price consideration on June 1, 1998, consisted of $2.576 million paid at closing, and $1.07 million to be paid through June 2001. Transaction costs as of January 31, 1999, were $125,000. Imputed interest from the effective date of the acquisition, June 1, 1998, to the date that consideration was paid or interest began accruing on consideration, June 30, 1998, totaled $28,000.

Imputed interest is reflected as interest expense in the consolidated statements of operations for the nine-month period ended January 31, 1999, and a reduction in the purchase price. The consideration paid upon closing consisted of cash of $758,000, 357,730 restricted shares of common stock with a fair market value of $894,000, and two notes. The first note of $924,000 (1,663,000 DM) bearing interest at 2% per month, was paid in August 1998, and a second note of $826,000 (1,500,000 DM) bearing interest at 10%, is due June 1, 1999.

The sellers have guaranteed Chemotrade's defined pretax earnings will be at least 1,000,000 DM (the dollar equivalent of $584,000 at January 31, 1999), for the sixteen months ended April 30, 1999, and twelve months ended April 30, 2000 and 2001. If the pretax earnings of Chemotrade are less than 1,000,000 DM for the sixteen month period ended April 30,1999, or year ended April 30, 2000, the note payable valued at $826,000 upon issuance and reflected at its dollar equivalent of $877,000 at January 31, 1999 (1,500,000 DM) due June 1, 1999, will be reduced by 0.75 DM for each 1.00 DM shortfall of earnings. If Chemotrade has pretax earnings of at least 1,000,000 DM for the fiscal year ended April 30, 2001, the sellers will receive additional consideration of 500,000 DM (the dollar equivalent of $292,000 at January 31, 1999). If the pretax earnings are less than 1,000,000 DM during the twelve months ended April 30, 2001, the consideration will be reduced 0.50 DM for each 1.00 DM shortfall in earnings.

The contingent consideration for the year ended April 30, 2001, will be recorded as additional goodwill upon Chemotrade meeting the pretax earnings requirement. The excess of the $3.499 million purchase price over the fair value of the tangible assets acquired, $1.712 million, less liabilities assumed of $1.598 million, $3.385 million has been allocated to goodwill and will be amortized over twenty years. The difference between the note valued at $877,000 at January 31, 1999, and $826,000 at June 30, 1998, as well as other foreign currency gains and losses have been included in foreign exchange expense in the condensed consolidated statements of operations. The Functional Currency of Chemotrade is the U.S. Dollar.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of International Process Research Corporation ("Interpro")

Effective April 30, 1998, the Company acquired all of the outstanding common stock of Interpro (doing business as Colorado Minerals Research Institute). The purchase price was paid in 353,982 shares of the Company's common stock with a fair market value of $708,000. Transaction costs were $70,000. No goodwill was recognized upon completing the transaction.

The reported results of operations of the Company for the nine months ended January 31, 1999, include the operating results of Chemotrade commencing June 1, 1998, and the operating results of Interpro commencing May 1, 1998. Pro forma results of operations are as follows (in thousands, except per share data):

                                                       Nine Months Ended
                                                         January 31,
                                              ---------------------------------
                                                  1999                1998
                                              -------------       -------------
Net revenues                                  $      12,683       $      14,949
Gross Margin                                          3,065               2,834
                                              -------------       -------------
Net income (loss)                                     (257)             (1,762)
                                              -------------       -------------
Net income (loss) per share--basic             $      (0.04)       $      (0.29)
                                              =============       =============
Shares used in computing per share
     information                                      6,072               6,161
Net income (loss) per share--diluted           $      (0.04)       $      (0.29)
                                              =============       =============
Shares used in computing per share
     information                                      6,072               6,161

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or product development; statements regarding future selling, general and administrative costs and research and development spending and the Company's product development strategy; and statements regarding future capital expenditures and financing requirements. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company undertakes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

Overview

Founded in 1992, Isonics Corporation ("Isonics" or the "Company") is a specialty chemical and advanced materials company, which develops and commercializes products based on stable isotopes. Stable isotopes are ultra pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers and high performance lighting and energy production. Stable isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics can be enhanced significantly. Using state-of-the-art technology, Isonics produces a wide range of enriched stable isotopes, which are then converted into products, which meet the specialized needs of Isonics' customers.

Isonics' core business is production and supply of depleted zinc (DZ), a non-radio active stable isotope, to the energy industry. In fiscal 1996, Isonics expanded its business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. In June 1997, Isonics produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997, Isonics exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. In February 1998, the Company announced the availability of isotopically pure silicon-28 epitaxial wafers in prototype quantities.

The Company is currently evaluating potential applications for isotopically pure silicon in collaboration with certain industrial and university partners and is developing strategies for commercialization. Isonics currently supplies stable isotope labeled compounds ("SILCs"), mainly enriched carbon, for pharmaceutical research and medical diagnostic test development. In February 1998, the Company announced its intention to enter a joint venture agreement with the Institute of Stable Isotopes in Tblisi, Georgia, for enriched carbon-13 production. The partners anticipate first increasing capacity of the existing facilities located in Tblisi, followed by establishing additional production facilities in Europe and the United States. The Company is also independently developing advanced, lower cost, production technology for enriched carbon for use in minimally invasive diagnostic tests, which are being developed by others. The Company believes that a substantial portion of its revenues in the future will depend on its success in developing and selling products in the semiconductor and SILC markets.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Effective April 30, 1998, Isonics acquired all of the outstanding capital stock of Interpro (doing business as Colorado Minerals Research Institute.) Interpro is a contract research and development and materials processing company which has been performing key steps in Isonics' DZ manufacturing process and jointly developing new, lower cost technologies to better meet customer needs. The acquisition was made to assure future availability of this critical manufacturing technology and to provide an infrastructure platform for performing value added processing of other isotopes.

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

Chemotrade supplies various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radio isotope used in positron emission tomography. Chemotrade's market is primarily Europe but frequently sales are made to North America and Asia; customers include duPont, Amersham, and New England Nuclear Life Sciences.

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers and sales of DZ and SILCs. The Company operates with little backlog and a significant portion of the Company's total revenues to date have been, and the Company believes will continue to be in the near term, derived from a limited number of DZ and SILC orders in any particular quarter. Consistent with the Company's historical experience, the Company's quarterly results are expected to be materially affected by the size, timing and quantity of DZ, SILC, or radio isotopes orders, and product shipments made to DZ, SILC, and radio isotope users during such quarter as was the case in certain previous quarters. As a result, a lost or delayed sale could have a significant impact on the Company's operating results for a particular period, and such fluctuations could materially and adversely affect the Company's business, financial condition and results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                Three Months Ended                 Nine Months Ended
                                                    January 31,                       January 31,
                                             -----------------------            ----------------------
                                              1999             1998             1999             1998
                                             -----             -----            -----            -----
Net revenues                                 100.0 %           100.0%           100.0%           100.0%
Cost of revenues                              80.9              65.9             80.9             68.9
                                             -----             -----            -----            -----
     Gross margin                             19.1              34.1             19.1             31.1
                                             -----             -----            -----            -----

Operating expenses:
     Selling, general &
          administrative                      12.4              18.8             17.1             19.1
     Research & development                    3.7              11.5              6.7             11.0
     Restructuring & office closure             --                --              4.9               --
                                             -----             -----            -----            -----
          Total operating expenses            16.1              30.3             28.7             30.1
                                             -----             -----            -----            -----
Operating income (loss)                        3.0               3.8            (9.6)              1.0
                                             -----             -----            -----            -----

Other income (expense) net                     0.8               1.2            (1.3)            (3.1)
                                             -----             -----            -----            -----
Income (loss) before extraordinary
     item and income taxes                     3.8               5.0           (10.9)            (2.1)
                                             -----             -----            -----            -----
Income tax expense                             2.7                --              1.4               --
                                             -----             -----            -----            -----
Income (loss) before extraordinary
     Item                                      1.1               5.0           (12.3)            (2.1)
                                             -----             -----            -----            -----
Extraordinary item--loss on
     extinguishment of debt                     --                --               --            (4.8)
                                             -----             -----            -----            -----
NET INCOME (LOSS)                              1.1 %             5.0%          (12.3)%           (6.9)%
                                             =====             =====            =====            =====

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Revenues

Net revenues for the three and nine months ended January 31, 1999, were $6.670 million and $14.309 million, respectively, an increase of 239% and 171% over $1.968 million and $5.274 million for the comparable periods in the prior fiscal period. The growth on a quarterly and year-to-date basis is because of the additional net revenues from the Interpro and Chemotrade acquisitions. Net revenues from DZ decreased by approximately $67,000 for the three months ended January 31, 1999, on increased unit sales of approximately 24%. Net revenues from DZ decreased approximately $885,000 for the nine months ended January 31, 1999, on increased unit sales of approximately 4%. Average unit sales prices of DZ decreased for the three and nine months ended January 31, 1999, in comparison to the previous year's fiscal quarter and year to date period due to a less refined product being sold during the periods.

Gross Margin

Gross margin for the three and nine months ended January 31, 1999, decreased to approximately 19.1% and 19.1% of net revenues from approximately 34.1% and 31.1% for the same periods in the prior fiscal year. The decrease is because of reduced unit sales prices of DZ, the increased proportion of net revenues generated from contract manufacturing performed by Interpro, and stable and radio isotope revenues generated by Chemotrade which typically have lower margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased on a dollar basis to approximately $826,000, or 12.4% of net revenues for the three months ended January 31, 1999, from $369,000, or 18.8% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended January 31, 1999, was primarily attributable to the acquisition of Interpro and Chemotrade, while the percentage decrease was due primarily to increased net revenues attributable acquisition of Interpro and Chemotrade. For the nine months ended January 31, 1999, these expenses increased on a dollar basis to approximately $2,444,000, or 17.1% of net revenues from $1,005,000, or 19.1% of net revenues of the comparable period of the prior year. The dollar increase was again primarily attributable to the acquisition of Interpro and Chemotrade, as was the percentage decrease. The Company anticipates that selling, general and administrative expenses will generally remain stable or decrease in absolute dollars because of the restructuring and San Jose office closure, and may vary as a percentage of net revenues (See Restructuring and office closure).

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Research and Development

Research and development expenses increased by approximately $23,000, or 10.1%, to $250,000 for the quarter ended January 31, 1999, from $227,000 for the comparable period in fiscal 1998, while declining on a percentage basis to 3.7% of net revenues from approximately 11.5%. For the nine months ended January 31, 1999, research and development expenses increased by approximately $383,000, or 66.1%, to $962,000 from $579,000 for the comparable period in the previous fiscal year, while decreasing on a percentage basis to 6.7% of net revenues from 11.0%.

The dollar increase during the quarter and nine months ended January 31, 1999, was primarily because of increased staffing and material costs associated with the development of isotopically pure silicon wafers and development costs incurred at Interpro. The decrease in research and development expenses as a percentage of net revenues for the quarter and nine months ended January 31, 1999, compared to the same period of the previous fiscal year was because of revenue growth associated with the Company's acquisitions. The Company believes that the development and introduction of new product applications is critical to its future success and expects that research and development expenses will remain stable (as measured in dollars), in the near term because of the timing of material usage and outside services, but may vary as a percentage of revenues.

Restructuring and office closure

On October 31, 1998, the Company announced a restructuring of its operations and relocation of its headquarters to Golden, Colorado, the location of its subsidiary, Interpro. The Company recorded a $708,000 charge of which $468,000 is related to the write-off of certain fixed assets, $132,000 to terminate certain lease agreements and $108,000 for severance and other costs. The Company anticipates additional charges in subsequent periods of approximately $170,000 to $260,000 related to the relocation of personnel. Restructuring and office closure costs incurred through January 31, 1999, are approximately $575,000.

Other income (expense), net

Other income (expense), net reflects interest expense, amortization of issuance costs, and foreign currency gains and losses. Other income, net increased by $30,000 to $53,000 for the quarter ended January 31, 1999, from other income, net of $23,000 for the comparable period of the previous fiscal year. The increase was the result of foreign currency gains from notes payable denominated in German Deutsche Marks due to the sellers of Chemotrade which was offset by an increase in interest expense. Other expense, net increased by $16,000 to $180,000 for the nine months ended January 31, 1999, from $164,000 during the comparable period of the previous fiscal year. The increase was due mainly to increased interest expense.

Income taxes

There was a provision for income taxes for the quarter ended January 31, 1999, because of income generated by the Company's German-based subsidiary, Chemotrade, during the quarter. The provision for the nine months ended January 31, 1999, of $197,000 was also the result of foreign taxes attributable to Chemotrade. The provision of $1,000 for the three months and $0 for the nine months ended January 31, 1998, was the result of domestic (primarily) state taxes.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company's principal sources of funding have been cash from operations, borrowed funds, and sales of common stock. The Company generated cash from operations of approximately $146,000 and used cash in operating activities of $285,000 during the nine months ended January 31, 1999, and 1998, respectively. Cash generated from operating activities during the nine months ended January 31, 1999, was principally the result of a net loss of $1.757 million and increases in accounts receivable, and inventory, offset by adjustments for non-cash items, primarily the write-off of fixed assets in the restructuring, depreciation and amortization, and increases in accounts payable and accrued liabilities. Cash used by operating activities during the nine months ended January 31, 1998, was principally the result of a net loss $363,000, net of adjustments for non-cash items, primarily depreciation, amortization and extraordinary loss on extinguishment of debt, and increases in accounts receivable, inventory, and other current assets.

The Company's investing activities used cash of $666,000 and $72,000 for the nine months ended January 31, 1999, and 1998, respectively. Cash used during the nine months ended January 31, 1999, resulted primarily from the purchase of Chemotrade and purchase of property and equipment. Investing activities for the nine months ended January 31, 1998, were for purchases of property and equipment.

Financing activities used cash of $296,000 during the nine months ended January 31, 1999, and provided cash of $1.601 million during the comparable period of the previous fiscal year. Cash used during the nine months ended January 31, 1999, resulted primarily from the payment of bank debt and notes associated with the Chemotrade acquisition, which was offset in part by proceeds from the line of credit and term loans. Cash provided by financing activities during the nine months ended January 31, 1998, resulted primarily from the completion of the Company's initial public offering, which was offset in part by the repayment of outstanding debt.

At January 31, 1999, the Company had $228,000 of cash and cash equivalents, a decrease of $816,000 compared to $1,044,000 as of April 30, 1998. At January 31, 1999, the Company had negative working capital of $1,062,000, a decrease of $2,873,000 compared to working capital of $1,811,000 as of April 30, 1998. The decrease is primarily the result of the Company's cash payments for the acquisition of Chemotrade and the losses incurred for the nine months ended January 31, 1999. During the nine months ended January 31, 1999, the Company paid the sellers of Chemotrade $1,601,000 of cash, and has one note for $877,000 outstanding due to the sellers on June 1, 1999.

On July 24, 1998, the Company obtained a $3.0 million asset based credit facility for its U.S. operations, secured by its U.S. assets, with a lender. The loan consists of a $500,000 equipment term loan, payable over forty eight months; a $250,000 term loan with interest only payments due monthly through October 31, 1998; and commencing August 1, 1998, payable over twenty five months, a $500,000 revolving line of credit, with borrowings limited to 35% of eligible inventory, a $1,250,000 revolving line of credit, with borrowings limited to 80% of eligible accounts receivable and a $500,000 equipment acquisition term loan. The availability of the equipment acquisition loan is conditioned upon the Company achieving and maintaining minimum debt service coverage ratios. The proceeds of the new facility were used to repay approximately $537,000 of debt outstanding and $742,000 of accounts payable. Chemotrade has one unsecured revolving line of credit for 400,000 DM ($234,000 at January 31, 1999). The Company is in the process of evaluating secured credit facilities for Chemotrade.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Customer Concentration

Historically, substantially all of the Company's net revenues in any particular period have been attributable to a limited number of customers. Consistent with the Company's historical experience, the Company's quarterly results during fiscal 1999 and 2000 are expected to be affected materially by the level of orders received from significant DZ users during such quarters and product shipments by the Company to DZ customers during such periods. There can be no assurance that the Company's principal customers will continue to purchase products. A decrease in or loss of orders from one or more major customers would have a material and adverse effect on the Company's financial condition and results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Management of Growth

The Company has experienced periods of rapid growth that have placed a significant strain on the Company's financial and managerial resources. The Company's ability to manage growth effectively, particularly given its increasing scope of operations, will require it to continue to implement and improve its management, operational, and financial information systems, as well as to develop the management skills of its personnel and to train, motivate and manage its employees. The Company's failure to effectively manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel

The Company's future success will depend in significant part upon the continued service of its key technical, sales and senior management personnel, including James E. Alexander, the Company's President and Chief Executive Officer, Boris Rubizhevsky, the Company's Senior Vice President, Isotope Production and Supply, Robert Cuttriss, President of Interpro, and Herbert Hegener, Managing Director of Chemotrade. The Company maintains $1 million of key man life insurance on the lives of Messrs. Alexander, Rubizhevsky and Cuttriss and all are covered by employment agreements with the Company extending through September 2001, 2001, and 2003, respectively. Mr. Hegener is covered by an employment agreement with the Company extending through the year 2001. The Company believes that its future success will depend in large part upon its ability to attract and retain qualified personnel for its operations. The failure to attract or retain such persons could materially adversely affect the Company's business, financial condition and results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Dates following December 31, 1999 and beyond (the "Year 2000 Problem")

Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and has implement appropriate changes to its systems to ensure Y2K compatibility. The Company believes the cost of addressing any unidentified issues with the Year 2000 Problem will not have a material adverse affect on the result of operations or financial position of the Company. Additionally, the company has evaluated the potential impact on it of a Year 200 problem on the part of its important third party vendors and has found none. However, even though the internal systems of the Company are not materially affected by the Year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. Based on published reports, the Company does not anticipate that the Year 2000 problem will have a material impact on its business or operations.

Volatility of Stock Price

The trading price of the Company's securities has been subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by the Company or its competitors, and other events or factors. In addition, the stock market has experienced wide price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose securities are traded. These broad market fluctuations may adversely effect the market price of the Company's common stock and common stock warrants.

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

                           Part II: Other Information

Item 6: Exhibits and Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 16h day of March, 1999.


          Isonics Corporation
             (Registrant)


          By                         /s/James E. Alexander
             ----------------------------------------------------
            James E. Alexander
            President, Chief Executive Officer and Director




          By                        /s/Brantley J. Halstead
             ----------------------------------------------------
             Brantley J. Halstead
             Chief Accounting Officer and Chief Financial Officer