Form 10KSB40
period 1999-04-30
ISONICS CORP
filed 1999-08-13
CIK 1023966

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB

(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM _______ TO ______

                        COMMISSION FILE NUMBER: 001-12531
                               ISONICS CORPORATION
                 (Name of small business issuer in its charter)

                     CALIFORNIA                               77-0338561
          (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)                Identification No.)

                5906 MCINTYRE STREET
                  GOLDEN, COLORADO                              80403
      (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (303) 279-7900

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
Yes   X   No
    -----    -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. Yes   X   No
                                                 -----    -----

         Registrant's revenues for the fiscal year ended April 30, 1999 were $16,998,000.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on July 14, 1999 was $6,422,114. Excludes approximately 4,070,378 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at July 14, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

         The number of shares outstanding of each of the Registrant's Common Stock, no par value, as of July 14, 1999: was 6,607,760 shares.

         Transitional Small Business Disclosure Format (check one):
         Yes        No   X
             -----     -----

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

         BECAUSE WE WANT TO PROVIDE YOU WITH MORE MEANINGFUL AND USEFUL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" (AS SUCH TERM IS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED). THESE STATEMENTS REFLECT OUR CURRENT EXPECTATIONS REGARDING OUR POSSIBLE FUTURE RESULTS OF OPERATIONS, PERFORMANCE, AND ACHIEVEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         WHEREVER POSSIBLE, WE HAVE TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "PLANS," "INTENDS," AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND CONTINGENCIES, WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, DEMAND FOR, AND ACCEPTANCE OF, OUR MATERIALS; CHANGES IN DEVELOPMENT AND DISTRIBUTION RELATIONSHIPS; THE IMPACT OF COMPETITIVE PRODUCTS AND TECHNOLOGIES; AND THE FACTORS SET FORTH UNDER "ITEM
6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS." WE HAVE NO OBLIGATION TO UPDATE OR REVISE ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-KSB. IF THERE ARE ANY "UNANTICIPATED EVENTS" PRIOR TO THE FILING OF THIS FORM 10-KSB, THEY MUST BE DISCLOSED AND THIS CAVEAT WOULD NOT PROTECT YOU.

         Isonics Corporation is an advanced materials and technology company which develops and commercializes products based on enriched stable isotopes. Stable isotopes can be thought of as extremely pure materials. This high degree of purification accomplished on the sub-atomic level provides enhanced performance properties compared to normal purity materials. Stable isotopes have commercial uses in several areas, including: energy, medical, research, diagnostics and drug development; product tagging and stewardship; semiconductors; and optical materials. Isonics has successfully developed and commercialized several isotope products and intends to promote the emergence and growth of new stable isotope applications.

         Our principal product to date has been isotopically depleted zinc ("DZ"). DZ is used to prevent corrosion in nuclear power plants. Corrosion is a cause of high radiation fields in such plants and can result in radiation exposure to workers. DZ also reduces environmental cracking in certain kinds of nuclear reactors, which if not controlled, can require extremely costly repairs, or possibly result in premature shutdown and de-commissioning of the facility. We believe that we have historically provided substantially all of the DZ used in nuclear power plants worldwide.

         New applications for stable isotopes are continually being developed by us and by third parties. We believe that new applications have the potential to create new markets. One of these new applications for stable isotope labeled compounds is the diagnostic breath test ("DBT") market. DBTs provide early diagnosis of conditions that could otherwise lead to expensive procedures such as endoscopies and biopsies. DBTs under development by third parties that utilize stable isotopes in their application include tests to diagnose peptic ulcers, gastric emptying, fat malabsorption and liver function. Two DBTs, relating to peptic ulcers, have been approved by the U.S. Food and Drug Administration (the "FDA"). We believe that other companies have applied to the FDA or comparable agencies in foreign countries for approval of these and other tests. FDA approval must be obtained before DBTs can be sold in the United States.

         The rare, stable isotope of carbon, carbon-13, is the key ingredient for most DBTs. Isonics is the third largest supplier of carbon-13 in the world and is the only non-Japanese owned supplier. To further strengthen this position, Isonics, in February 1998, formed a joint venture with the Institute of Stable Isotopes in Tblisi, Georgia. The purpose of the joint venture was to increase carbon-13 production at the Institute initially and to transfer that production technology to manufacturing facilities to be established in Europe and North America. Our carbon-13 production capacity does not presently meet our anticipated requirements.

         In fiscal 1999, we acquired an exclusive license relating to two Yale University patents, which cover semiconductor devices made of isotopically pure silicon, germanium, gallium arsenide and most isotopically pure compound semiconductors. The patents claim that isotopic purity provides improved device speed and improved thermal conductivity, two properties that are of great importance to the semiconductor industry. According to the Semiconductor Industry Association, sales in 1998 of silicon wafers and other semiconductor substrates were over $7 billion.

         Improved thermal conductivity of a thin film of isotopically pure silicon-28 was demonstrated by a researcher at Brown University in 1997. The 60% room temperature improvement was in line with Isonics' expectations based on our preliminary research. Since 1994, Isonics has been working to produce isotopically pure silicon-28 epitaxial wafers suitable for the manufacture of semiconductor devices. We believe we have achieved this goal as evidenced by our shipments of epitaxial wafers in fiscal 1999.

         We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

         We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our principal executive offices are located at 5906 McIntyre Street, Golden, Colorado 80403. Our telephone number is (303) 279-7900, and our facsimile number is
(303) 279-7300. Our web site is isonics.com.

RECENT BUSINESS ACQUISITIONS

         INTERNATIONAL PROCESS RESEARCH CORPORATION

         Effective April 30, 1998, we purchased all of the outstanding capital stock of International Process Research Corporation ("Interpro") from an unaffiliated corporation (Metallurgy International, Inc.) Interpro, which does business as Colorado Minerals Research Institute, is a contract research and development and materials processing company. Interpro performs key steps in Isonics' depleted zinc manufacturing process. Interpro is also jointly developing new, lower-cost technologies to enable us to better meet customer needs. The acquisition was made to assure future availability of this critical manufacturing technology, and to provide an infrastructure platform for performing value-added processing of other isotopes. Our consolidated balance sheets at April 30, 1999 and 1998 include the assets and liabilities of Interpro. Our consolidated statement of operations includes Interpro only for fiscal 1999 since the acquisition occurred on the last day of fiscal 1998. In connection with the acquisition, we issued shares of our Common Stock in exchange for all of the outstanding shares of Interpro. The total number of shares of our Common Stock issued was 353,982, valued at $708,000. We accounted for the acquisition as a purchase.

         CHEMOTRADE GMBH

         Effective June 1, 1998, we acquired all of the outstanding shares of Chemotrade GmbH, 75 percent of the outstanding shares of Chemotrade Leipzig GmbH and 6 percent of the outstanding shares of IUT (collectively "Chemotrade"). All three companies are located in Germany. Chemotrade GmbH is located in Dusseldorf, Chemotrade Leipzig GmbH is located in Leipzig, and IUT is located in Berlin. All three companies were owned by two common shareholders. All three companies continue to be engaged in the distribution, development and manufacture, of stable and radioactive isotopes. We paid the unaffiliated former owners of Chemotrade $758,000 in cash, 357,730 restricted shares of our common stock valued at $894,000, and two interest bearing notes, one for $924,000 which was paid in September 1998, and a second note for $826,000 which was partially paid in June 1999, with the balance due in July 2000.

         The sellers guaranteed Chemotrade's defined pre tax earnings during the sixteen months ended April 30, 1999, and the twelve months ended April 30, 2000, and 2001. Chemotrade has met the initial pre-tax earnings goal for the sixteen months ended April 30, 1999. If the defined pretax earnings for 2000 and 2001 are met, the sellers will receive additional consideration of $271,000. If the defined pretax earnings are not met, the consideration will be reduced.

BACKGROUND

         An isotope is one of two or more species of the same chemical element, which differ from one another only in the number of neutrons in the nucleus of the atom. The different number of neutrons can create significantly different nuclear physics characteristics. To take advantage of some of these different characteristics, it is usually necessary to increase ("enrich") or decrease ("deplete") the concentration of a particular isotope. There are over 280 naturally-occurring stable isotopes of 83 elements. Some elements have only one naturally occurring stable isotope, while others have many. Stable isotopes are not radioactive.

         Stable isotopes of an element differ in mass and diameter, as well as several nuclear properties, such as cross-section, spin and magnetic moment. Differences in these properties can result in substantially different effects, and some of these differences have the potential for commercial application. For example, in ultra chemically pure crystals grown for electronics or optical applications, isotopic impurities are the greatest contributor to crystal disorder because of mass and diameter variations. Eliminating this disorder by using a single enriched isotope (i.e. isotopically pure substance) results in increased thermal conductivity and optical transparency, and thus in improved product performance. Similarly, enriching or depleting isotopes based upon their cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of some semiconductors, and for use as targets to produce radioisotopes for medicine and industry.

         Stable isotopes of an element do not differ significantly in their chemical behavior. By varying the natural abundance of isotopes present in the material the material can be "Tagged". Varying the natural abundance gives a material its own unique mass or nuclear magnetic signature. Most importantly, tagging in this manner does not change a given material's chemical properties. Though chemically equivalent, the "tagged" or labeled material is discernible from its unlabeled twin through the use of several types of instruments called spectrometers.

COMPANY STRATEGY

         We believe that our strength is the ability to bring the necessary ingredients together to identify, evaluate, develop, engineer, and successfully commercialize applications for stable isotopes and value-added products manufactured from stable isotopes. This is evidenced by management's experience (at the Company and in prior employment) in developing DZ from what was initially a cost prohibitive concept to a commercial product. The worldwide market for DZ is now one of the largest for a stable isotope product.

     We believe we have created a product development model that can serve as a basis for our current and future expansion. To capitalize on the commercial opportunities that have been identified for stable isotopes, we have adopted a business strategy designed to maximize the value of our technologies, business development and management resources, while attempting to minimize capital costs. This strategy involves:

     - focusing on development of high value-added products, which have a competitive advantage in large or growing markets;

     - leveraging research and development expenditures through collaborations, government programs and corporate partnerships;

     - minimizing early capital needs by obtaining stable isotopes through alliances and supply agreements with existing stable isotope sources, followed by investment in Company-owned isotope production facilities when markets are more established and the optimum production technology has been determined;

     - obtaining value-added processing technology through sub-contract manufacturing agreements, joint ventures and acquisitions of strategically important technologies and companies; and

     - developing a time-balanced product pipeline to provide a continual supply of new business opportunities.


PRODUCTS

         Depleted zinc (DZ) sales have historically been our most significant source of revenues. However, in fiscal 1999, our revenues were generated from a more broad range of sources, including DZ sales, approximately 35%, and newly introduced silicon-28 sales. The remainder of revenues comes from several stable isotope labeled compounds, including carbon-13, and from operations of our subsidiaries International Process Research Corporation and Chemotrade GmbH.

         ISOTOPICALLY DEPLETED ZINC

         The U.S. Nuclear Regulatory Commission requires that nuclear power plants reduce the radiation exposure of the nuclear power plant workers to levels as low as reasonably achievable. Also of significant concern is cracking of nuclear power plant structural materials because of the corrosive nature of the water used to cool the nuclear reactor core. Nuclear power plants are designed with substantial safety margins against such cracking, and frequent surveillance is performed to assure that this safety margin is not compromised. If not controlled, cracking can require extremely costly repairs or, if not reparable, can result in premature shutdown and de-commissioning of a facility which may have cost hundreds of millions of dollars or more to construct.

         Testing sponsored by the Electric Power Research Institute has shown that the addition of a soluble form of zinc to the nuclear reactor coolant reduces plant radiation fields, and in some cases, substantially mitigates environmentally induced cracking. Zinc acts as a corrosion inhibitor for the stainless steel and other metal components of the nuclear reactor systems. Zinc provides the important benefits outlined above, but one isotope of natural zinc becomes radioactive in the nuclear reactor, thus offsetting a substantial portion of the desired benefits. By depleting this zinc isotope, the desired benefits are still obtained while the detrimental side effect is essentially eliminated. This product is known as isotopically depleted zinc ("DZ"). DZ is currently used by 35 of the approximately 95 Boiling Water Reactors (or BWRs) in the world including 29 of the 35 U.S. BWRs. A typical BWR uses, on an annual basis up to $350,000 worth of DZ based on current prices.

         Programs to evaluate the effectiveness of utilizing DZ at pressure water reactors (PWRs) are underway in the United States and certain foreign countries. These programs have demonstrated the technical effectiveness of DZ for PWRs. Several U.S.-based PWRs have indicated their intention to use natural zinc, not DZ, because of unfavorable cost-benefit evaluations. We believe that a market may develop for DZ use in European PWRs, because in part due to the importance of environmental cracking mitigation, and a higher sensitivity to personnel radiation reduction and lower cost pressures than in the U.S.

         Initial test results suggest that PWRs will probably use a smaller amount of DZ per plant as compared to BWRs, but there are approximately 200 PWRs in the world. At present prices, we estimate the potential market for sales to nuclear power plants to be between approximately $50-$70 million annually. There can be no assurance that a market will develop for DZ sales to PWRs, that we will be able to sell DZ to all such potential customers, or that selling prices of DZ will provide a profit to us.

         Sales of DZ are presently our largest source of revenues, representing approximately 35% and 83% of net revenues for fiscal 1999 and 1998, respectively. In March 1995, Isonics acquired the stable isotope business of Isoserve. We believe that we currently, and Isoserve previously, have supplied substantially all of the DZ used in nuclear power plants in the world to date. Until fiscal 1997, we sold DZ only to GE, which in turn resold it to the end-user nuclear power utilities. In fiscal 1998, we began marketing DZ directly to U.S. and foreign utilities and direct end-users. For the years ended April 30, 1999 and 1998, approximately 100% and 51% of net revenues from DZ, respectively, were from end-users. We believe that direct sales to end-users will remain the primary source of DZ revenues. There can be no assurance as to the size of orders, if any, from direct end-users in the future, or as to the number of customers that can purchase DZ from us. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Operating Results - Customer Concentration." The loss of GE as a customer has not had a materially adverse impact on us at this time.

         We believe that the decision to purchase DZ is price sensitive. We are actively working to further reduce costs by utilizing in-house production of raw materials, developing and implementing low-cost zinc oxide processing technologies, and providing DZ in innovative forms which lowers the utilities' overall cost. The acquisition of International Process Resource Corporation (Interpro), a supplier of such services to Isonics, has reduced DZ costs and provided additional revenue in fiscal 1999. These cost savings are expected to continue into the foreseeable future as Interpro personnel refine their processing techniques.

         RADIO ISOTOPES

         With the acquisition of Chemotrade GmbH in Germany, we have expanded our product offerings to include radioisotopes produced at several facilities in Russia and Uzbekistan. These products are sold to Isonics under territory-specific, exclusive distribution agreements with the licensed representatives of the production facilities. Extensive export controls effectively restrict the flow of these products to well defined channels, limiting the price competition more commonly observed with some stable isotope products from the former Soviet Union. Sales of these products represented 34% of net revenues in fiscal 1999.

         Radioisotopes are used in fields as diverse as basic physics, biomedical research, medical imaging and therapy, radioactive waste management technology development, and inspection/verification technologies. Several of these market segments are already experiencing strong growth and with additional radioisotope-based products in various stages of development and regulatory approval promise significant potential for further growth. Examples of existing and emerging applications follow.

         BIOMEDICAL RESEARCH. Traditionally, numerous aspects of the many phases of drug development have been carried out using radioisotope-labeled versions of promising compounds. Metabolism, distribution, mode of action and elimination of candidate drug compounds can be studied with the radioisotopes of hydrogen, carbon, and phosphorus, among others. Isonics has been supplying several precursor compounds labeled with Carbon-14 to a major manufacturer who incorporates them into more complex radioisotope labeled compounds for use in basic research and pharmaceutical development. The precursors are produced under contract with a company in which we hold a small minority share. While rational drug design and stable isotope labeled compounds represent competition for this more traditional approach to research and drug development, we believe a combination of increasing drug development activity and the large body of data and experience will ensure a strong market for these products.

         MEDICAL IMAGING AND THERAPY. Radioisotopes have been used for years in the diagnosis and treatment of many medical conditions in humans. The trend in these two areas has been towards increasingly more specific chemicals which, after labeling with the radioisotope and introduced into the patient, quickly concentrate at the site of interest. In theory, the appropriate choice of chemical and radioisotopes labels would allow disease detection and determination of extent, followed by therapy selection, administration and monitoring. Several classes of chemical compounds ranging from monoclonal antibodies to peptides, most recently, are being developed, tested and approved for use in the detection, and eventually, the treatment of many disease states. While certain isotopes will remain the dominant radioisotopes for imaging and therapy monitoring, they typically have no role in therapy. We believe that with the increased supply of new radioisotopes and the ongoing development of highly specific biochemical therapies, this market segment represents a major growth opportunity.

         BRACHYTHERAPY. Cancer therapy continues to evolve to more effectively target the many different types of cancer. The radioisotope labeled compounds mentioned above promise great advances in focused treatment, but are still well in the future. Today, external beam radiotherapy and chemotherapy are the predominant technologies used in cancer treatment, but another technology, brachytherapy, is emerging in the treatment of specific disease states like prostate cancer. In this technique, small sealed sources are inserted directly into the tumor using a variety of placement aids. The radioisotope is chosen to ensure that only the tissue immediately adjacent to the implanted seed is irradiated thereby avoiding the irradiation of nearby healthy tissue associated with external beam radiotherapy. Several companies (Theragenics, North American Scientific, International Isotopes, etc.) already offer or have announced plans to offer brachytherapy products for the treatment of certain forms of prostate cancer. Studies continue in the application of this technique for other tumor types, including some breast cancers. We currently supply several companies with radioisotopes for this application. We believe this market segment represents one of the largest growth opportunities for radioisotopes.

         Another form of brachytherapy involves the temporary introduction of a sealed and shielded source of radioisotope into the body to deliver a localized, high dose irradiation of tissue. One of the applications being evaluated is for irradiation of vessel walls immediately following balloon angioplasty (with or without stent) to reduce the occurrence of restenosis. We believe this application and others like it will take several years to develop, but they represent interesting and promising new opportunities for radioisotopes.

         INDUSTRIAL APPLICATIONS. Numerous industrial applications require radioactive materials. One of the largest uses is in radioactive source standards. These are employed as calibration tools for numerous radiation detectors, with one of the largest standards users being the Nuclear Medicine departments in the thousands of hospitals throughout the world. We supply many isotopes used in the manufacture of these sources and distribute the finished products of one of these manufacturers in parts of Europe. The continued growth in the numbers and complexity of Nuclear Medicine imaging equipment, especially PET (Positron Emission Tomography), should ensure the growth in the demand for these radioisotopes.

         STABLE ISOTOPE LABELED COMPOUNDS

          Stable isotope labeled compounds ("SILCs") are created by incorporating carbon, nitrogen, hydrogen and oxygen isotopes into several thousand relevant chemical compounds. Sales of SILCs represented approximately 15% and 16% of net revenues in fiscal 1999 and 1998. SILCs allow researchers to probe the metabolism of living systems, determine the structures of important biological compounds, design new drugs and measure extremely low levels of environmental toxins. We believe that greater availability of stable isotopes and advances in instrumentation (improvements in sensitivity and reduced cost) will promote increased demand for SILCs. Examples of existing and emerging applications include:

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

         RATIONAL DRUG DESIGN. Nuclear magnetic resonance ("NMR") spectroscopy is being developed as a tool to determine the structure of larger and larger molecules in solution, many of which cannot be analyzed by the more traditional x-ray crystallography techniques. We believe that this new NMR sensitivity combined with the sophisticated isotopically labeled cell growth media needed to produce the labeled human proteins will require an increasing supply of the stable isotopes of carbon, nitrogen and deuterium.

         PRODUCT TAGGING AND STEWARDSHIP APPLICATIONS. The source of materials and explosives may be identified, without changing their chemistry, by tagging with the stable isotopes of carbon, nitrogen, oxygen and hydrogen. Several other approaches are currently being implemented, and other technologies have also been proposed. These other approaches involve the addition of extraneous materials such as dyes, exotic chemical compounds or radioactive compounds. We believe that adding such extraneous materials can sometimes detract from the performance of the product. Tagging with small amounts of isotopically engineered versions of the material itself results in a unique identifier which behaves chemically in exactly the same way as the host material.

         Our efforts to date in the production and sales of SILCs have focused on structurally simple "building block" compounds which are used by our customers to synthesize more complex and higher value SILCs. We market carbon-13 and nitrogen-15 building block SILCs, which we obtain through our supply alliance with several stable isotope producers. In the near term, we will continue this strategy of supplying "building block" forms of stable isotopes while at the same time increasing our production capacity both at our alliance producers and our facilities.

         In addition to providing additional revenue potential and possibly higher margins, we believe that developing or acquiring complex SILC synthesis capability would be synergistic with our efforts to develop the breath test diagnostics product area, and would also aid in early identification of future stable isotope business opportunities.

         DIAGNOSTIC BREATH TESTS

         Healthcare consumes a large amount of resources in the U.S. and worldwide. We believe that substantial changes are taking place to control or reduce the high cost of healthcare. A significant trend is a general shift from therapy to cost-effective prevention. Early diagnosis of conditions which otherwise could require expensive therapies could help diminish the risks and expense of such subsequent procedures. We have elected to pursue what we believe is a promising segment of this market: Diagnostic Breath Tests ("DBTs").

         Breath tests are all based on the same principle and use a common instrument to measure the result:

         - a small amount of a carbon-13 SILC (referred to as a substrate) is swallowed by the patient;
         -   breath samples are collected at regular intervals; and
         -   breath samples are analyzed for their carbon-13 content.

         Most DBTs are intended to replace unpleasant, costly and sometimes risky procedures such as endoscopies and biopsies of the digestive system. We believe that DBTs may become a widely used and accepted diagnostic tool. Certain DBTs are currently being sold in the U.S. and in Europe. Their ease of administration may allow medical internists and general practitioners to use them, potentially resulting in lower cost, earlier diagnosis and broader application.

         The market for DBTs is defined by the incidence of diseases addressed and existing alternative diagnostic procedures. The urea breath test is the most established DBT. As they become more widely available, carbon-13 urea breath tests ("UBTs") may address a potential population of approximately 8 million peptic ulcer patients in the U.S., who presently utilize drugs and procedures with an estimated cost of at least $2 billion each year. We believe that the UBT, coupled with antibiotic treatment, can reduce the cost of peptic ulcer management. Two companies in the U.S. have received FDA approval for a carbon-13 UBT. We believe that several companies in Europe have received regulatory approval.

         The following table identifies additional breath tests, which are at various stages of clinical research and pre-clinical and clinical trials by various third parties.

           BREATH TEST                                       CONDITION DIAGNOSED
-------------------------------    ----------------------------------------------------------------------
(13)C-Urea                           Helicobacter pylori
(13)C-Triolein                       Fat malabsorption
(13)C-Spirulina                      Gastric emptying
(13)C-Galactose                      Liver function
(13)C-Xylose                         Small Bowel Bacterial Overgrowth (the major cause of chronic diarrhea)
(13)C-Aminopyrine                    Liver function
(13)C-Caffeine                       Liver function
(13)C-Erythromycin                   Cyclosporin dosage following transplantation
(13)C-Valine                         Genotype of MSUD (Maple Syrup Urine Disease)
(13)C-Sucrose                        Sucrose malabsorption (sucrase-isomaltase complex deficiency)
(13)C-Starch                         Pancreas amylase function
(13)C-Cholesteryl Octanoate          Pancreas esterase function

         We intend first to enter this market as a carbon-13 and a pharmaceutical-grade substrate supplier. In February 1998, we signed a joint venture agreement with the Institute of Stable Isotopes located in Tblisi, Georgia. This institute was the center of development of technology for light isotope separation in the former Soviet Union. The agreement calls for joint investment to increase capacity of carbon-13 in Tblisi and providing Isonics the exclusive right to purchase the product. Limited production has been started, and we have begun receiving product from the Institute of Stable Isotopes. The agreement also provides for the transfer of technology to enable the construction of carbon-13 production facilities possibly in Europe or the U.S.

         We are investigating the feasibility of building such plants and are considering various strategic options, such as partnering or acquisition of complementary technologies or businesses, to leverage our carbon-13 production capability.

         The DBT business is subject to extensive government regulation. The products and instruments used, which may be regulated as drugs and devices, are subject to the scrutiny of FDA review and approval as well as ongoing FDA inspection of most aspects of the production, marketing, distribution and use of these tests. We believe that the production and marketing of DBTs are also subject to similar regulatory controls in the foreign countries where we would likely seek to market products. Consequently, such products cannot be commercially introduced for several years, and there can be no assurance that the products would ever be approved for use.

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

         Isonics has decided to pursue one particular target isotope, oxygen-18, used to produce fluorine-18, which is incorporated into the pseudo-sugar, FDG, and used in Nuclear Medicine to diagnose multiple metabolic abnormalities. Recent approvals by the FDA, favorable reimbursement levels by Medicare/Medicaid and third party insurers combined with similar dynamics in Europe and Asia are expected to result in significant growth in FDG studies, which should translate into increased oxygen-18 demand. Buyers of oxygen-18 range from the single site users who purchase in gram quantities to the radiopharmacy companies who will buy in kilogram quantities.

         To meet this demand, we announced in May 1999 a multi-year joint cooperation agreement with Global Scientific Technologies in Russia, which is the third largest producer of oxygen-18 in the world. With market demand exceeding supply and increasing market prices, this agreement encompasses current production, increased production through recycling, new production facilities in the U.S. and elsewhere and new value-added forms of the isotope. The agreement has resulted in a shift in our sales and marketing strategy from smaller buyers to larger commercial providers of irradiation equipment, flourine-18 and FDG, who will likely dominate the market and whom management anticipates will favor long-term supply partnerships.

         We will initially focus our sales efforts on the smaller buyer until assured supplies permit us to aggressively pursue long-term supply agreements with the large radiopharmacy companies, like PetNet, Syncor, Nycomed-Amersham, etc., who will dominate this market through their networks of regional radiopharmacies. To supply this anticipated demand, we are exploring a combination of options which include exclusive distribution rights for existing production, investment in expansion of existing production facilities and investment in our own production facilities.

         Most phases of the development and ongoing production of these materials are controlled by the FDA and similar foreign regulatory agencies. This fact, combined with the complexities of production and distribution, has resulted in a market with only a few manufacturers. Tight quality control requirements, and the importance to the health-care industry of a ready supply of these drugs, leads these manufacturers to pay close attention to their stable isotope suppliers. Quality, supply reliability, ultimate source, breadth of offerings, price and track record are principal factors that a manufacturer considers in evaluating a potential stable isotope supplier. Much of the material used to manufacture such products originates in countries of the former Soviet Union. While the U.S. Department of Energy ("DOE") has facilities that can manufacture stable isotopes, its costs are usually substantially higher because of the full cost recovery mandated by legislation governing the DOE's operations.

         We believe that we are capable of supplying many of the stable isotopes currently sold in this market. Since the original impetus for new applications of stable isotopes in health care frequently comes from the drug manufacturers, we have recently begun marketing our products, services and capabilities to the existing and emerging manufacturers.

         ISOTOPICALLY PURE SEMICONDUCTORS

         Isotopic purification of carbon used to manufacture synthetic diamonds has resulted in substantially improved physical properties. Published tests conducted by GE and others have shown that the removal of a small amount of carbon-13 to produce isotopically pure carbon-12 synthetic diamonds can result in a 50% improvement in thermal conductivity of the diamond at room temperature. At extremely cold temperatures, the heat conductivity is so great that it cannot be measured using conventional techniques. Additionally the new diamond was found to be highly transparent, and the transmission of certain frequencies of laser light was increased by approximately 10 times without the diamond sustaining damage. GE has stated that isotopically pure carbon-12 diamonds may enable faster, more reliable computers due to their superior heat removal capability and may result in more efficient cutting tools and more accurate laser measurement devices, and that the new diamonds may enable designers to use lasers in semiconductor fabrication techniques.

         Studies conducted at Lawrence Berkeley Laboratory and the Max Planck Institute on isotopically pure germanium have shown thermal conductivity improvements similar to those found in isotopically pure carbon-12 diamonds. The thermal conductivity of a thin film of isotopically pure silicon-28 was demonstrated by a researcher at Brown University in 1997. The thermal conductivity was found to be 60% higher than natural silicon at room temperature and 40% higher at 100DEG.C. We believe that this level of improvement should have a significant impact on the semiconductor industry, and therefore we have decided to concentrate our development efforts on silicon for the near term future.

         According to the Semiconductor Industry Association, the 1998 market for silicon wafers and other semiconductor substrates was approximately $7 billion. Improvement in the thermal conductivity of silicon is important since as the feature size of semiconductor devices continuously decreases, the power density increases. As power density increases, more heat is generated per unit volume, causing device-operating temperature to rise. The semiconductor industry is moving toward lower operating voltages and is using mechanical means to remove bulk heat, but we believe that greater heat dissipation on the micro scale will become even more important to the industry in the future. Better thermal conductivity directly affects heat removal capability, and indirectly improves device speed. As the industry moves toward deep sub-micron devices, the ability to remove heat will be a prime consideration for the semiconductor industry.

         We believe that if commercial opportunities emerge, isotopically pure silicon-28, deployed as wafers or substrates and as silane or trichlorosilane for building epitaxial layers should find a niche in the manufacture of high performance silicon semiconductors. Even at a premium price, we believe that it can compete in high performance, less cost driven markets. We have produced isotopically pure silicon-28 silane and have produced silicon-28 epitaxial layers on natural silicon substrates.

         We believe that these materials meet industry standards for semiconductor fabrication and have met the quality standards for microprocessor fabrication. We have provided specimens to academic institutions and industrial semiconductor manufacturers. These institutions have agreed to measure certain physical and electrical properties of silicon-28, manufacture devices, and compare the performance to devices made with natural silicon. Epitaxial wafers with layers of silicon-28 made to custom specifications are currently for sale in pilot-scale quantities. It is our goal to provide silicon-28 epitaxial wafers to a wide variety of semiconductor manufacturers, but the best near term opportunity appears to be microprocessors and certain power semiconductors. To this end, we delivered wafers to Advanced Micro Devices in the 4th quarter of fiscal 1999.

         During fiscal 1999, Isonics acquired an exclusive license to two U.S. patents owned by Yale University, concerning isotopically pure semiconductor devices. These patents expire in 2009 and 2012 and cover silicon, germanium, gallium arsenide and most isotopically pure compound semiconductors. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. There can be no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products or that a market will emerge for any such products.

         Also during fiscal 1999, the Company and Eagle-Picher Technologies signed an agreement to cooperate on the scale-up of silicon isotope separation. Eagle-Picher plans to build a pilot plant in the U.S. to produce approximately 100 kilograms of silicon tetrafluoride per month using technology that Eagle-Picher currently uses to produce boron isotopes. The cost of the isotope separation will be significantly less than the gas centrifuge process that we currently use. The pilot plant is scheduled to be operational by January 2000. Additionally, we signed a joint research and development agreement with Silex Systems Ltd. The agreement calls for Silex to partially fund some of our development activities and for Silex to assess the feasibility of building a silicon isotope separation plant using Silex's patented laser isotope separation process. These agreements represent the launch of our efforts to ensure a large supply of silicon isotopes at a reasonable cost to support the large-scale manufacture of isotopically pure silicon wafers.

RESEARCH AND DEVELOPMENT

         Consistent with our product development strategy, we are seeking to identify and evaluate a variety of new stable isotope products and potential markets for economic and technical feasibility. We will continue to fund research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 1999 and 1998, research and development expenses were $1,155,000 and $811,000, respectively.

         We have focused our efforts on developing lower-cost, carbon-13 separation methods and the production of high chemical-purity silicon-28 silane and epitaxial wafers made from that silane. To date this work has been performed for us on a sub-contract basis by unaffiliated contractors. We attempt to retain, to the maximum extent possible, ownership of any intellectual property resulting from such work.

         We have been seeking to enter into formal joint development agreements with a number of semiconductor industry participants in the areas of silicon wafer manufacture and various potential applications for isotopically engineered silicon. During fiscal 1999, we signed an agreement with Voltaix, Inc. to be the distributor of our products for the ion implantation industry. The first product to be offered for sale in accordance with this agreement is silicon tetrafluoride enriched in the silicon-29 isotope. The isotopically enriched materials allow higher beam currents and higher productivity than the natural silicon tetrafluoride currently used in the industry.

PATENTS AND PROPRIETARY RIGHTS

         We rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to which we regard as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology, or intellectual property.

         We currently have no patents in our own name and have not filed any patent applications. We have rights to several isotopically engineered innovations regarding electronic and optical materials which we believe may be patentable. Ongoing work in the area of isotope separation by chemical means may also lead to patentable inventions.

         In April 1999, we announced that we had entered into an exclusive licensing agreement with Yale University that entitles us to exclusive intellectual property right to patents covering semiconductor devices derived for isotopically engineered materials. The license requires payment by us of a royalty based on a percentage of our or our sublicensees', net sales of products derived from technology covered by the Yale patents (#5,144,409, dated September 1, 1992, and #5,442,191, dated August 15, 1995).

COMPETITION

         The markets for our products and proposed products are highly competitive, and we expect that competition will continue and increase as markets grow and new opportunities are realized. Some of our current competitors, and many of our potential competitors, are larger and have significantly greater financial, technical, marketing and other resources. Some of our competitors may form partnerships or alliances with large pharmaceutical or electronics companies, with the resulting entity possessing more market strength than we have. Our competition varies greatly depending on which product or industry is considered.

         DZ. At present, we believe we are the leading producer of DZ, but we also believe that other entities or persons may begin producing DZ in substantial quantities in the near future. Several such possible producers have adequate technical and financial resources to become viable competitors in the near future. In particular, Siemens has indicated that it has a relationship with Ultracentrifuge Netherlands ("UCN") and GE has indicated that it may establish a second Russian source. UCN also competes with us in the markets for medical target isotopes.

         SILCs and DBT materials. We have several larger and numerous smaller competitors in the markets for the SILC products, and we will have additional competitors if we offer breath test diagnostic products and additional SILCs in the future. Two of these companies, Cambridge Isotope Laboratories Inc., and Isotec, Inc., have their own isotope separation capability, while all of our competitors produce some combination of SILCs and DBT substrates. Two recently merged companies in the U.S. have received FDA approval for a carbon-13 UBT. Several companies in Europe have also received regulatory approval. Our principal current competitors and potential competitors also include MassTrace, euriso-top, Aldrich Chemicals, Icon Services, Omicron, C/D/N Isotopes and Martek Biosciences. We have in the past, and may in the future, sell products to or purchase products from these companies.

         Semiconductor materials. Due to the early stage of the semiconductor materials opportunities, we have not identified material competitors in these markets. However, given the potential size and importance of these new potential markets, we anticipate that substantial competition will emerge if these markets develop.

         Many of the areas in which we are or intend to compete are rapidly evolving. There can be no assurance that an existing or potential competitor has already developed, or may develop, a patentable product or process, which will substantially prevent us from competing in our intended markets.

         We compete primarily on the basis of product performance, proprietary position and price. Some of our products may also compete based on product efficacy, safety, patient convenience and reliability. In many cases the first company to introduce a product to the market will obtain at least a temporary competitive advantage over subsequent market entrants.

MANUFACTURING AND SUPPLY

         Consistent with our strategy to minimize capital expenditures, we obtain isotopes through multi-year supply agreements. To a lesser extent, from time to time, we also obtain stable isotopes from a variety of other Russian isotope sources and may invest in our own isotope production facilities in the future upon determining the optimum production technology. Currently, we obtain substantially all our isotopes from Russia, the Republic of Georgia, and other locations within the former Soviet Union.

         The production of DZ is an international activity involving several distinct steps, which require up to nine months for the complete production cycle. First the feed material, high purity diethylzinc, is procured from a chemical plant in the United States and shipped by freighter to St. Petersburg, Russia. There the diethylzinc is transported by truck or train to the gas centrifuge plant where it is depleted of the zinc-64 isotope and converted to depleted zinc oxide. The oxide form of DZ, which is acceptable for air freight, is then shipped to Interpro in Golden, Colorado, where additional chemical and mechanical operations are performed to prepare the powder for use in nuclear plants either as pellets or as a very fine grained powder. If the final product form is a pellet, further processing is performed in Golden.

         We have entered into the Supply Agreement dated July 1996 with Techsnabexport and an isotope enrichment plant located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation, which is part of the cabinet of the government of the Russian Federation. The term of the Supply Agreement is through 2001. Under the Supply Agreement, the plant will produce DZ and other stable isotopes for us, will allocate its stable isotope production capacity to us, and will produce other isotopes to respond to marketplace demand for our other stable isotopes. Under the Supply Agreement, the specific terms for each year's production, including pricing terms, are negotiated between the parties by November 1 of the preceding year. The agreement provides, among other things:

         - that the plant will not sell DZ to third parties located in North America or to other parties for resale in North America;
         - that as long as the plant is able to meet all of our requirements for DZ at prices competitive with other potential suppliers we will not buy DZ from other third parties located in the Russian Federation; and
         - that disputes arising under the Supply Agreement will be resolved by arbitration conducted in Sweden under the arbitration rules of the Stockholm Chamber of Commerce.

         The enforceability of the agreement might be subject to the greater degree of uncertainty than if the agreement was with a U.S. company, and disputes were resolved in the U.S. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia. Accordingly, our operations could be materially adversely affected if hostilities involving Russia should occur, if trade between Russia and the United States were interrupted or curtailed, or if we should fail to obtain and maintain all necessary governmental approvals.

         Operations in Russia entail certain other risks, including, among others, supply disruptions as well as introduction of tariffs and fluctuations in freight rates. See "Item 6. Management's Discussion and Analysis or Plan of Operation - Factors That May Affect Future Operating Results - Operations in Russia." There can be no assurance that our relationship with our processor in Russia will be successfully maintained. Disruption or termination of our supply sources could delay shipments by us and could have a material adverse effect on our business, financial condition and results of operations. We do not presently maintain political risk insurance but we will evaluate the desirability and availability of such insurance in the future.

         The plant with which we have the agreement described above is one of four similar plants which were designed to address the former Soviet Union's and certain other countries' needs for low enriched uranium for commercial nuclear power plant fuel and for highly enriched uranium for military purposes. Following the nuclear accident at Chernobyl, certain of the Russian nuclear power plants have been shut down, reducing demand on these enrichment plants. In addition, in recent years the demand on these plants to produce products for military purposes has declined. In part in response to these trends, the plant has converted a portion of its capacity to processing stable isotopes, and we believe that additional capacity could be converted if the plant decided to do so. We believe that the plant has the potential capacity to meet all of our foreseeable needs for the processing of stable isotopes. We believe that one or more of the other similar enrichment plants may convert part of its capacity to the production of stable isotopes should market demand grow substantially. Certain other facilities elsewhere in the world, including the Oak Ridge National Laboratory in Oak Ridge, Tennessee, and certain private and pseudo-governmental organizations in Great Britain, Germany, The Netherlands and South Africa, have the potential to produce stable isotopes and, in certain cases, actually produce isotopes.

         Recognizing the need to have more control over the production of Isonics' isotopes, we announced plans for a joint venture with the Institute of Stable Isotopes in the Republic of Georgia - the pre-eminent center for the separation of light isotopes on the FSU. This agreement calls for investment by both parties to increase carbon-13 production at the Institute and provides for exclusive sales of all carbon-13 production to Isonics. This agreement also grants rights to us to employ the Institute's separation technology at new production facilities anywhere in the world. The two parties have also agreed to cooperate on development projects, which would include new isotope production technologies, as well as, new applications of isotope products.

         To increase capacity and to geographically diversify our production of certain isotopes, we are considering constructing a facility outside of Russia. We believe that owning this facility may improve our profitability and will improve the security of our supply. We intend to conduct a feasibility study to evaluate the nature and timing of such a facility. The nature and timing of any such construction will depend on several factors, including the results of the study. If such a facility is constructed, it is likely that the facility would be located in Europe or North America.

         We depend upon a single processor, located in Russia, for one process involved in the manufacturing of our products, and upon a single supplier or a limited number of suppliers and processors for certain other manufacturing processes. Although we do have written agreements with certain of our suppliers and processors, we do not have any written agreements with other suppliers and processors. We seek to reduce our dependence on our sole and limited suppliers, but disruption or termination of any of the sources could occur, and such disruptions could have at least a temporary material adverse affect on our business, financial condition and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could materially adversely affect our relations with our customers.

GOVERNMENT REGULATION

         Regulation by government authorities in the United States and other countries is a significant consideration in the development, production, distribution and marketing of our products and in our continuing research, development, and other activities. In order to clinically test, manufacture, distribute, market, and sell products, especially those intended for therapeutic or diagnostic use, mandatory procedures and safety and other standards established by applicable regulatory authorities must be followed. In many cases, specific approval to clinically test and commercially distribute such products must be obtained from numerous governmental authorities. Furthermore, we are subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions, laboratory and manufacturing practices, the use and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. Some of the regulations are summarized below.

         FDA REGULATION

         Our testing, manufacture, marketing, distribution, export and sale of diagnostic products, such as any DBT we might in the future develop and seek to sell, are subject to extensive and rigorous regulation by the United States and other countries in which we may choose to test, manufacture or market our proposed diagnostic products. As of the date of this Form 10-KSB, we have not determined those countries, other than the United States, where we might seek regulatory approvals to market any such products it may develop. The products we intend to develop are subject to rigorous preclinical and clinical testing and other FDA approval requirements, and similar requirements in most other countries.

         The process for obtaining the required regulatory approvals from the FDA and other regulatory authorities takes many years and can be expensive. We have limited experience in conducting and managing the preclinical and clinical testing necessary to obtain regulatory approvals and expects to rely on experienced outside experts to assist as well as develop our own resources. The various diagnostic products of which we are contemplating development are subject to different regulations and other requirements. Various components of the DBT and other products proposed for development are regulated as drugs or medical devices under the Federal Food, Drug, and Cosmetic Act ("FDCA"). The applicable FDA requirements for approval may be different for different types or components of products.

         There can be no assurance that any products developed by us, or other entities to which we may sell bulk or other materials, will prove to meet all of the applicable standards to receive marketing approval, or that any such approvals will be granted on a timely basis, if at all, or that such products if approved will be commercially successful. Delays and costs in obtaining these regulatory approvals could adversely affect our ability to commercialize our products and our ability to receive market revenues. Even if regulatory approvals for a product are obtained, such approvals may involve restrictions and limitations on the labeling and clinical use of the product. Following market approval, the product will continue to be subject to compliance with applicable federal and state laws and regulations.

         We, or the FDA, may suspend clinical trials or commercial distribution at any time if either entity determines that the subjects or patients are being exposed to an unacceptable health risk related to the manufacturing, testing and use of our investigational or approved products, or if the FDA determines that we have violated applicable laws or regulations. If clinical studies are suspended, we may be unable to continue development of the investigational products affected. Violation of applicable laws and regulations, particularly those dealing with medical products, can result in the imposition of substantial penalties against us or against our employees and officers, such as product seizures, recalls, fines, injunctions and withdrawal or suspensions of approvals to test, manufacture, export or market products. Delays and costs in obtaining or reinstating these approvals and the subsequent compliance with applicable federal and state statutes and regulations, and any penalties imposed for their violation, could adversely affect our ability to commercialize products.

         DIAGNOSTIC MEDICAL DEVICE PRODUCTS

         Certain of our contemplated diagnostic products, such as the DBT products, are regulated as medical devices. Diagnostic products may be subject to one of two marketing approval procedures. One procedure, known as a "510(k) review," is available when the manufacturer can demonstrate that the proposed product is "substantially equivalent" to another product that either was in commercial distribution in the United States before May 28, 1976, or that has been subsequently classified as a Class I or Class II medical device. When a 510(k) review is used, a sponsor is required to submit a Pre-Market Notification to the FDA, at least 90 days before it plans to initiate commercial distribution of the product.

         Any Company cannot proceed with sales of such contemplated products for human clinical use until it receives notification from the FDA that the FDA agrees with our assertion of substantial equivalence, a process that can take six-to-eighteen months, or longer. In the event that the FDA requests additional information for the Pre-Market Notification, there could be multiple cycles of submissions, each involving an additional waiting period, until clearance is obtained. The FDA also has statutory authority to require clinical or other study data to support a Pre-Market Notification 510(k).

         Where there is no existing legally marketed product "substantially equivalent" to a contemplated product, we will be required to seek marketing approval of our product by the second procedure. This second procedure, a Pre-Market Approval ("PMA") application, involves a lengthier and more burdensome procedure, which would likely require clinical studies. Together with the FDA review of the PMA, this application process may take three-to-five years before commercial marketing can occur, if the PMA is approved. There can be no assurance that any future product we develop which is subject to FDA review will be found to have an intended use and characteristics that would qualify the new test for commercial distribution for clinical use under 510(k) Pre-Market Notification. Thus, PMAs may be required for some or all of our future contemplated and proposed products.

         The FDA invariably requires clinical data before approving either a PMA or a 510(k). The FDA is empowered to grant a 510(k) clearance without supporting clinical data. If clinical studies are necessary for either a PMA approval or 510(k) clearance, the FDA may require us to obtain an investigational device exemption ("IDE"). An IDE normally restricts the transfer of an investigational device to a limited number of institutions, and use to a limited number of investigators. Before the approval and/or clearance is issued, such institution or investigators may receive our investigational devices only for the purpose of performing the clinical studies that are to be submitted to the FDA in support of a 510(k) or a PMA application.

         We have not developed any product that requires any clearance procedure with the FDA, and no product is currently under active development. We believe that any DBT instruments that we may develop in the future will be eligible for marketing under a 510(k) Premarket Notification, if cleared by FDA, but that the substrate would require approval of a New Drug Application as described in the following section. We believe that clinical studies would be required to obtain FDA approval of the 510(k)/NDA for the DBT instrument/substrate, and would be conducted under an IDE approved by the FDA. There can be no assurances that FDA will allow us to conduct such clinical studies or that such studies will provide the data necessary to obtain the approval of the 510(k)/NDA for any DBT, or other product, that we may develop, or that the FDA will in fact provide the necessary approval of the 510(k)/NDA in a timely manner, if at all.

         In addition, use of the DBT and other diagnostic products that we may develop may be subject to regulation under the Comprehensive Laboratory Improvement Act of 1986 ("CLIA"). Under CLIA, clinical laboratories must be certified to perform diagnostic tests. Such certification specifies the highest "complexity level" of tests that the laboratory can perform. The specific complexity level of a given diagnostic product is determined by governmental agencies, currently the U.S. Centers for Disease Control. Our ability to successfully market diagnostic products within the U.S. may depend on our obtaining a complexity level determination that allows the broadest use. There can be no assurance that such complexity level determination can be obtained in a timely manner, if at all, and that such failure will not have a material adverse effect on us and our operations.

         DRUG PRODUCTS

         We have not yet developed any drug products, and our research and development efforts for such products are only in the very preliminary stages. The development and marketing of drugs is highly regulated by the FDA. Certain products that we may develop may be classified, depending on their characteristics, as drugs regulated under the FDA. Development of a drug product for use in humans is a multistep process. First, laboratory and animal testing establish reasonable safety of the experimental product for testing in humans, and suggest potential efficacy with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug application ("IND") is submitted to the FDA. Under FDA regulations, the Agency does not approve an IND. Rather, assuming compliance with applicable requirements, the IND becomes effective, thus allowing a clinical investigation to commence unless the FDA notifies the sponsor to the contrary within 30 days of receipt of the IND. That approval may come within 30 days of IND submission but may involve substantial delays if the FDA requests additional information before approving any clinical testing.

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

         Following the successful completion of these clinical trials, the clinical evidence that has been accumulated is submitted to the FDA as part of a new drug application ("NDA"). Approval of the NDA is necessary before a company may market the product. The approval process can be very lengthy, frequently taking one to two years, or more, after submission and depends in part upon the speed of FDA's review of the application and the time required for the company to provide satisfactory answers or additional clinical or other data when requested. With any given product, there is no assurance that an NDA will ever be approved in a timely manner or at all. Failure to obtain such approvals would prevent us from commercializing our products and would have a material adverse effect on our business. Furthermore, the process of seeking and obtaining FDA approval for a new product generally requires substantial funding, and there can be no assurance such funding will be available.

         CGMPS AND OTHER CONTROLS

         The FDA also has extensive regulations concerning manufacturing of regulated products in accordance with current good manufacturing practices ("cGMPs"). If we commence the manufacture of any products subject to FDA regulation (and we are not currently manufacturing any such products), we will have to comply with cGMPs and we will have to ensure, compliance by our third-party manufactures. Compliance, and our ability to ensure the potency, purity and quality of the drugs and medical devices manufactured, must be documented in the NDAs, 510(k)s and PMAs submitted for the products. Continued compliance with cGMPs is required to continue to market both drugs and medial devices once they are approved. Failure to comply with the cGMP regulations or other applicable legal requirements can lead to federal seizure of violating products, injunctive relief actions brought by the federal government and potential criminal investigation and prosecution of violators and its officers and employees who are responsible for the activities that lead to the violations.

         Our facilities and employees are also required to comply with environmental and other regulations concerning the operations of and the materials we use, as well as handling and distribution of products and waste materials. Failure to ensure compliance with such federal, state or local laws and regulations could have a material adverse effect on us

         In addition, the manufacture, distribution and export of some of our current or potential products and technology may be subject to governmental controls pertaining to materials and technology that might have been used for military, nuclear power, or nuclear weapons purposes. These controls include, in certain cases, export license requirements or other restrictions. There can be no assurances that we will be able to obtain or maintain such licenses, or that the failure to obtain or maintain such licenses, or comply with other restrictions that might be placed on such manufacturing and exports, will not have a material adverse effect on us and our operations.

         EXPORT AND ENVIRONMENTAL CONTROLS

         Certain of our products and technology, particularly those having potential nuclear energy or military applications, such as DZ and related technology, are subject to stringent controls over their manufacture, use, distribution, dissemination and export. In many cases, such activities may require approvals or licenses from various U.S. and foreign governmental agencies, and compliance with substantial regulatory controls. Such approvals can be difficult to obtain and maintain and may not be obtainable from certain countries. Furthermore, such approvals or licenses may be restricted or terminated because of changes in laws, regulations, policies governing those approvals and licenses, or changes in the political or other matters in the countries granting such approvals or licenses to which our products and technology would be exported.

         Likewise, certain of our current and potential operations may necessitate submitting registrations or notifications to federal and state regulatory authorities responsible for environmental and related matters, including the U.S. Environmental Protection Agency ("EPA"). Additionally, we are required to comply with stringent controls pertaining to the handling and distribution of our products and operations, including under certain conditions obtaining governmental approvals and licenses, either of which may be subject to significant restrictions. Violation of any of these regulatory controls may subject us to significant administrative civil and criminal penalties, including loss of our approvals and licenses, or the imposition of additional restrictions on our operations. There can be no assurances that we will be able to obtain and maintain the approvals or licenses necessary to successfully market our products and technology, or that it will be able to comply with applicable laws and regulations. Any such failure to obtain such licenses or approvals, where required, and comply with such laws and regulations may materially and adversely affect the our business, financial condition and results of operations.

         REGULATION OF NON-MEDICAL CHEMICAL PRODUCTS

         The import, export, handling, transportation, sale, storage and other activities undertaken in connection with our non-medical products are subject, or potentially subject, to substantial federal, state, local and foreign government controls pertaining to hazardous chemical and chemical wastes, import export controls and other matters. These regulations are complex, pervasive and constantly evolving. Our ability to effect and maintain compliance with these controls is important to our commercial success.

         With respect to transportation of our products, we rely predominantly on Russian and U.S. freight carriers to handle and deliver all our shipments, and utilize domestic overnight courier services for shipments to our customers. These carriers must comply with Department of Transportation ("DOT") regulations in the shipping and packaging of the stable isotope chemicals. We must also comply with DOT regulations when packaging material kept in inventory for domestic shipment. As required under federal and state law, we have prepared Material Safety Data Sheets ("MSDS"), which are enclosed with each product shipment. We must periodically update our MSDS sheets based on new literature reports. We cannot assure that our MSDS sheets will continue to be in compliance with applicable requirements.

         The shipments received at our Columbia, Maryland facility are subject to federal and Maryland regulations pertaining to hazardous chemicals and hazardous waste disposal. These shipments are stored in an area of the facility designated for such materials. Currently, we are considered a small quantity generator of hazardous waste and will rely on certified haulers to dispose of our minimal amounts of hazardous waste. We believe we are in compliance in all material respects with applicable federal and state environmental regulatory requirements.

         Should the levels of hazardous waste increase as our inventory and handling operations increase in volume, then we would have to comply with Environmental Protection Agency ("EPA") requirements and obtain an EPA ID number, which is costly and requires an increased investment of personnel and money. We have no experience in this area of compliance and we would have to rely on outside consultants or hire additional employees with pertinent experience and training. Potentially, if substantially larger inventories of hazardous chemicals must be maintained at the Maryland facility, we might have to move to new facilities in order to meet EPA requirements for the storage of hazardous chemicals.

         The shipments from Russian manufacturing sources now enter the U.S. duty (without tariff) free; however, there can be no assurance that such duty-free importation will continue. If the shipments are subject to tariff, we cannot assure that we will be able to sell the imported products or that the products will be commercially viable because of these increased tariff costs.

         The Nuclear Regulatory Commission ("NRC") has authority to regulate importation and exports of deuterium containing chemicals whose ratio of deuterium atoms to hydrogen atoms exceed 1:5000. At present, the deuterium containing compounds that we import do not require any special licenses or importation authorization. There can be no assurances that the NRC will continue these policies. The NRC regulates exports of deuterium containing chemicals under general license. We will not be able to ship these chemicals to certain countries that require a special license for such shipments; none of these countries represent significant current or expected future markets for our anticipated and present products. In addition, certain technology or products that we have or may in the future develop, may be subject to other government controls pertaining to armaments, including the need to obtain special licenses for exports. The imposition of such controls may impair our ability to broadly market such products.

PRODUCT LIABILITY AND INSURANCE

         Our business exposes us to potentially substantial product, environmental, occupational and other liability risks which are inherent in product research and development, manufacturing, marketing distribution and use of our products and operations, including, but not limited to, products used in nuclear power plants and medical device products. We have product liability insurance in order to protect ourselves from such potential exposures. There can be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all, or, a product liability or other claim would not materially and adversely affect our business or financial condition.

         The terms of our agreements with our customers provide that liability to nuclear power plant utilities is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could bring an action against us based on product liability, breach of warranty or other claims, and, there can be no assurance that the foregoing contract clauses would effectively limit our liability in any such actions.

EMPLOYEES

         As of April 30, 1999, we had 34 full and part-time employees, of whom seven have Ph.D.s and four others have advanced degrees in chemistry, engineering and related fields. Approximately seven employees are involved in research and product development, thirteen in manufacturing and sourcing, and fourteen in business development and administration, but such employees' responsibilities may also encompass areas other than their primary area of responsibility. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

         The members of the Board of Directors ("Board") and the executive officers of the Company are as follows:

                    NAME                   AGE                              POSITION
        -------------------------------    ---      ------------------------------------------------------------
        James E. Alexander                  50      President, Chief Executive Officer and Chairman of the Board
        Boris Rubizhevsky                   48      Senior Vice President, Vice Chairman and Director
        Daniel J. Grady                     44      Vice President, Medical, Research & Diagnostics
        Stephen J. Burden                   50      Vice President, Semiconductor Materials
        Brantley J. Halstead                41      Chief Financial Officer
        Robert Cuttriss                     50      President of Interpro
        Herbert Hegener                     53      Managing Director of Chemotrade
        Lindsay A. Gardner (1)(2)           46      Director
        Richard Parker (1)(2)               55      Director

         ----------
        (1) Member of the Compensation Committee.
        (2) Member of the Audit Committee.

         Each of the directors holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.

         Mr. Alexander is our co-founder and has served as our President, Chief Executive Officer and a director since our inception. He has worked full-time for us since January 1994. From June 1972 to December 1993, he worked in a variety of technology positions at GE in the aircraft engine and nuclear power businesses, where his last position was Manager of Technology Programs. Mr. Alexander received his Bachelors degree in Metallurgical Engineering from the University of Cincinnati and performed graduate work in materials science there. He earned a Masters degree in Business Administration from Santa Clara University.

         Mr. Rubizhevsky is also a co-founder of the Company and has been a Senior Vice President and a director since inception and became Vice Chairman in March 1997. From November 1986 through December 1994, he owned and operated SAR Marketing, a consulting firm providing business advice and services to large multinational corporations. From June 1977 to May 1986, Mr. Rubizhevsky worked at GE as Business Development Manager in various international locations. He received his bachelors degree in Engineering from Stevens Institute of Technology.

         Dr. Grady joined us as Vice President, Medical, Research & Diagnostics in 1995. From March 1994 through September 1995, Dr. Grady was Vice President of Research and Development at Sopha Medical Systems. From April 1991 until March 1994, he served as Marketing Manager, Nuclear Energy for GE. From May 1988 through March 1991, Dr. Grady served as Software Engineer Manager, Nuclear Medicine for GE in England. From October 1984 through May 1988, he served as Clinical Applications Manager for GE Nuclear Medicine. Between June 1981 and October 1984, he served as Engineering Analysis Section Head for TRW. Dr. Grady received his Bachelors and Masters degrees, and Ph.D. in Nuclear Engineering from the University of Michigan.

         Dr. Burden joined us in 1997. Prior to joining us Dr. Burden was Director of Product Development at sp3. From 1984 to 1993 he was Manager of Advanced Materials R&D at GTE Valenite. From 1974 to 1984 Dr. Burden was employed by GE in various capacities. Dr. Burden has a Ph.D. from Drexel University and a Masters of Science degree both in Materials Science. Dr. Burden has a Bachelors degree in Science Engineering, and an MBA.

         Mr. Halstead joined us as Chief Financial Officer in 1999. Most recently, Mr. Halstead was Chief Financial Officer of OZO Diversified Automation, Inc., from 1997 through 1999. Mr. Halstead also has nine years of management consulting experience, including five years with Deloitte & Touche. Prior to earning his Masters of Business Administration in Finance from the University of Denver, Mr. Halstead worked as a metallurgical engineer. Mr. Halstead received his Bachelors degree in Metallurgical Engineering from the Colorado School of Mines, and his Masters of Accountancy from the University of Denver.

         Dr. Cuttriss has served as the President of our wholly-owned subsidiary Interpro since 1993. With 29 years experience in process operations in the mining and metallurgical industries, Dr. Cuttriss experience includes holding the title of principal consultant and director of Metallurgy International Pty Ltd from 1983 through 1993. He has undertaken management and technical assignments covering the design, commissioning and operation of mineral treatment plants, technical audits and evaluations, pilot plant testing and process development for projects throughout the world. Dr. Cuttriss received his Bachelors and Ph.D degrees in Metallurgy from the University of Melbourne and his Masters in Metallurgy from the University of Queensland.

         Mr. Hegener is a co-founder of Chemotrade and has served the President since its formation in 1991. From 1988 to 1991, Mr. Hegener was with Medgenix Deutschland GmbH-Dusseldorf, and his last position with this firm was Managing Director. From 1973 to 1988, Mr. Hegener worked at the Hempel Group, Dusseldorf, Germany, in various management positions. Mr. Hegener is a specialist in stable and radioactive isotopes. He has degrees in Chemistry and Economics.

         Ms. Gardner was elected a director in September 1993. She has served from 1991 through the present as President of LG Associates, a US-based management consulting firm providing materials management expertise to foreign company affiliates of US companies in developing countries. During her tenure at LG Associates, she resided in Moscow, Russia from September 1991 to January 1994 when she moved to Beijing, China, where she currently resides. From 1977 to 1991, Ms. Gardner worked for GE in a variety of management and functional positions including international marketing, quality assurance and materials. Ms. Gardner received a Bachelors degree in International Economics from The George Washington University Elliott School of International Affairs, and earned a Masters of Business Administration from the University of Louisville.

         Mr. Parker has served as a director since August 1998. Mr. Parker is presently Vice-President of Distribution Sales for Cypress Semiconductor and has held that position since December 1997. Previously, Mr. Parker was Director of Sales for Cypress from April 1984 to December 1997. Prior to joining Cypress, he held various sales and marketing management positions at Fairchild Semiconductor from 1973 to 1984. He received a Bachelors degree in education from the University of North Dakota.

ITEM 2.  PROPERTIES

         We relocated our headquarters to Golden, Colorado in December 1998, and now share facilities with our wholly-owned subsidiary, Interpro. Interpro leases approximately 41,000 square feet of office, research and production facilities. The lease expires in July 2000. The facility is used for contract research and development and materials processing as well as administration. By combining our headquarters into the facility of our subsidiary, we have significantly reduced our costs for both space and administrative support. We also lease 650 square feet for an administrative office in Columbia, Maryland that expires November 30, 1999. Chemotrade leases office space in Dusseldorf and Leipzig, Germany.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended April 30, 1999, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On September 22, 1997, the Company's Units (consisting one share of Common Stock and one Class A Redeemable Warrant) started trading on the Over The Counter (OTC) Electronic Bulletin Board under the symbol ISONU. In October 1997, we unbundled the Units and the Common Stock and Class A Redeemable Warrants commenced trading on the OTC Electronic Bulletin Board under the symbols ISON and ISONW, respectively.

         The following table sets forth the high and low bid prices for each of the Unit, the Common Stock and the Class A Redeemable Warrant (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) from September 22, 1997 through April 30, 1999 as reported by OTC Electronic Bulletin Board.

                                                                         Quarter Ended
                                               ----------------------------------------------------------------
                                               July 31, 1998    Oct. 31, 1998    Jan. 31, 1999    Apr. 30, 1999
                                               -------------    -------------    -------------    -------------
Units (ISONU)
   High                                              -              1 1/4           2 15/16           2 1/8
   Low                                               -              1 1/16           15/16            2 1/8

Common Stock (ISON)
   High                                           2 23/32          1 29/32             2             3 9/16
   Low                                            1 21/32           1 1/32           25/32           1 7/16

Class A Redeemable Warrants (ISONW)
   High                                             3/4              7/16             3/8              3/4
   Low                                             9/32              3/16            3/32             9/32

                                                                         Quarter Ended
                                               ----------------------------------------------------------------
                                               July 31, 1997    Oct. 31, 1997    Jan. 31, 1998    Apr. 30, 1998
                                               -------------    -------------    -------------    -------------
Units (ISONU)
   High                                              -                10               -                -
   Low                                               -              6 3/8              -                -


Common Stock (ISON)
   High                                              -              8 3/8            5 5/8              3
   Low                                               -              5 1/2            1/4            1 13/16

Class A Redeemable Warrants (ISONW)
   High                                              -              2 3/4            2 1/4           11/16
   Low                                               -              1 3/8             .01              1/8

         As of July 14, 1999 there were approximately 250 holders of record of our Common Stock.

         We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings to fund development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, a financing agreement between the Company and a lender contains a covenant prohibiting the payment of cash dividends without prior lender approval.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

         Founded in 1992, Isonics Corporation is a specialty chemical and advanced materials company, which develops and commercializes products based on stable isotopes. Stable isotopes are extremely pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers and high performance lighting and energy production. Stable isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics can be enhanced significantly. Using state-of-the-art technology, Isonics produces a wide range of enriched stable isotopes, which are then converted into products, which meet the specialized needs of Isonics' customers.

         Our core business is production and supply of depleted zinc (DZ), a non-radioactive stable isotope, to the energy industry. In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. In June 1997, we produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997, we exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. In February 1998, we announced the availability of isotopically pure silicon-28 epitaxial wafers in prototype quantities.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

                                                                                    Year Ended
                                                                                     April 30,
                                                                                 -----------------
                                                                                  1998       1999
                                                                                 ------     ------
         Net revenues                                                             100.0%     100.0%
         Cost of revenues                                                          68.7       78.7
                                                                                 ------     ------
                Gross margin                                                       31.3       21.3
         Operating expenses:
             Selling, general and administrative                                   19.8       21.4
             Research and development                                              12.0        6.8
             Restructuring & office closure                                         ---        4.1
                                                                                 ------     ------
         Total operating expenses                                                  31.8       32.3
                                                                                 ------     ------


         Operating income (loss)                                                   (0.5)     (11.0)
         Other expense, net                                                        (2.1)      (2.8)
                                                                                 ------     ------
         Income (loss) before extraordinary item and income taxes                  (2.6)     (13.8)
         Income tax (expense) benefit                                               4.6       (1.0)
                                                                                 ------     -------
         Income (loss) before extraordinary item                                    2.0      (14.8)
         Extraordinary item - loss on extinguishment of debt                       (3.7)      (0.0)
                                                                                 ------     ------
         Net income (loss)                                                         (1.7)%    (14.8)%
                                                                                 ------     ------
                                                                                 ------     ------

NET REVENUES

         Net revenues increased from $6.78 million in fiscal 1998 to $17.00 million in fiscal 1999, an increase of $10.22 million or 151%. The increase is primarily due to additional net revenues from the Interpro and Chemotrade acquisitions. Interpro 1999 revenues were $2.614 million. Chemotrade's fiscal 1999 revenue was $10.181 million.

         Net revenues for fiscal 1999 from DZ increased by approximately $323,000 from fiscal 1998 sale of $5,636,000, on comparable unit sales. Average unit sales prices of DZ decreased slightly from fiscal 1998 to fiscal 1999 due to less refined product being sold during fiscal 1999. Net revenues for SILCs in fiscal 1999 were approximately $2.599 million, an increase of approximately $1.492 million or 135% from fiscal 1998. The revenue growth reflects the increasing demand for SILCs, specifically enriched carbon and oxygen products; however, our revenue from SILCs is limited by the available supply of enriched carbon and oxygen products. We have and intend to continue to develop relationships with potential producers of SILCs, such as the Institute of Stable Isotopes in Tblisi, Georgia, to meet the growing demand for our SILC products.

         International sales represented approximately 53% in fiscal 1999 and less than 10% of net revenues for fiscal 1998. This substantial increase is primarily attributable to our acquisition of Chemotrade.

GROSS MARGIN

         Gross margin decreased to approximately 21.3% in fiscal 1999 from 31.3% in fiscal 1998. The decrease is because of reduced unit sales prices of DZ, the increased proportion of net revenues generated from contract manufacturing performed by Interpro, and stable and radio isotope revenues generated by Chemotrade which typically have lower margins. Additionally, the entrance to the O-18 market has been achieved by pursing market share over margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased on a dollar basis by approximately $2.3 million or 21.4% of net revenues for fiscal 1999 from $1.3 million or 19.8% of net revenues for fiscal 1998. The dollar increase in selling, general and administrative expenses is primarily attributable to the acquisitions of Interpro and Chemotrade.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses increased by approximately $344,000 or 42.4% for fiscal 1999, while declining on a percentage basis to 6.8% of net revenues in fiscal 1999, from 12.0% of net revenues in fiscal 1998. The dollar increase during fiscal 1999 is primarily because of increased marketing and material costs associated with the development of isotopically pure silicon wafers and development costs incurred at Interpro. The decrease in research and development expenses as a percentage of net revenues from fiscal 1998 to fiscal 1999 was because of revenue growth associated with our acquisitions. We believe that the development and introduction of new product applications is critical to our future success and expect that research and development expenses will remain stable (as measured in dollars), in the near term because of the timing of material usage and outside services, but may vary as a percentage of revenues.

RESTRUCTURING AND OFFICE CLOSURE

On October 31, 1998, we announced a restructuring of our operations and relocation of our headquarters from San Jose, California to Golden, Colorado, the location of our subsidiary, Interpro. We recorded a net charge for fiscal 1999 of $691,000, of which $468,000 was related to the write-off of certain fixed assets, $132,000 for the termination of certain lease agreements, and $91,000 for severance and other costs. As of April 30, 1999, the only significant restructuring costs remaining are the lease payments on the former San Jose office and certain moving costs for two executives who relocated to Colorado. These costs are estimated to be $126,000, of which approximately $61,000 was accrued at April 30, 1999, and will be incurred over the next 4.5 years.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net reflects interest expense, amortization of debt issuance costs, and foreign currency gains and losses. Other expense, net increased by approximately $339,000 to $484,000 for fiscal 1999. The increase was the result of foreign currency gains from liabilities denominated in German Deutsche Marks due to the sellers of Chemotrade which was offset by a significant increase in interest expense including charges for the fair value of warrants and common shares issued in connection with debt and debt conversions.

INCOME TAXES

         The income tax benefit was $314,000 for fiscal 1998 and the effective rate of 177% relates to the realization of deferred tax assets associated with the purchase of Interpro and the reduction of the previously recorded valuation allowance. The consolidated entity had an income tax expense of $171,000 for fiscal 1999. Because the Chemotrade subsidiary had net income, income taxes were paid in Germany. The two United States-based entities both had net losses and did not owe income taxes. A valuation allowance has been provided against all deferred tax assets, which relate primarily to net operating loss and research and development credit carryforwards. We are exploring various tax minimization strategies in an effort to conserve future cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, our principal sources of funding have been cash from operations, borrowed funds and sales of common stock. We generated cash in operating activities of approximately $357,000 during fiscal 1999, as compared to a use of cash of $539,000 in fiscal 1998. Positive influences on fiscal 1999 cash flow were: a decrease in Accounts Receivable, $1,748,000, Depreciation and Amortization expense, $520,000, and the loss on disposal of property (restructuring related), $504,000. Negative influences, in addition to the net loss of $2,521,000, were a decrease in accounts payable $112,000 and an increase in inventory of $89,000.

         Our investing activities used cash of approximately $705,000 and $66,000 during fiscal 1999 and 1998, respectively. Investing activities in fiscal 1998 were primarily for purchases of property and equipment. Uses of cash in fiscal 1999, include approximately $159,000 for property and equipment, and $546,000 net cash used in the Chemotrade acquisition.

         Financing activities used cash of $244,000 in fiscal 1999, and provided cash of $1,621,000 during fiscal 1998. In fiscal 1999, the primary use of cash was the excess of repayments of debt, $1,000,000 over proceeds of debt, $701,000. In fiscal 1998, the primary source of cash was the issuance of common stock, $3,452,000 versus the use of cash for payments of debt, $1,852,000.

         At April 30, 1999, we had approximately $452,000 of cash equivalents a decrease of $592,000 compared to $1,044,000 at April 30, 1998. At April 30, 1999, we had negative working capital of approximately $2,317,000 a decrease of $4,128,000 compared to working capital of $1,811,000 at April 30, 1998. The decrease is primarily the result of our cash payments for the acquisition of Chemotrade and the losses incurred for fiscal 1999. During fiscal 1999, we paid the sellers of Chemotrade approximately $1,686,000 in cash, and had one note for approximately $826,000 outstanding due to the sellers on June 1, 1999, of which approximately $500,000 was repaid and approximately $326,000 was extended until July 2000.

         On July 24, 1998, we obtained a $3.0 million asset based credit facility for our U.S. operations, secured by our U.S. assets, with a lender. The loan consists of a $500,000 equipment term loan, payable over forty eight months; a $250,000 term loan with interest only payments due monthly; and commencing August 1, 1998, payable over twenty five months, a $500,000 revolving line of credit, with borrowings limited to 35% of eligible inventory, a $1,250,000 revolving line of credit, with borrowings limited to 80% of eligible accounts receivable and a $500,000 equipment acquisition term loan. The availability of the equipment acquisition loan is conditioned upon the Company achieving and maintaining minimum debt service coverage ratios. The proceeds of the new facility were used to repay approximately $537,000 of debt outstanding and $742,000 of accounts payable. Chemotrade has one unsecured revolving line of credit for 400,000 DM (approximately $220,000 at April 30, 1999). We are evaluating alternative secured credit facilities for Chemotrade.

     On July 29, 1999, the Company completed a private placement financing to accredited investors and certain creditors valued in total at $2.7 million. The Company issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one warrant. The Company received $2,250,000 cash proceeds and converted $425,000 of long-term debt in connection with the private placement. Each share of the Series A Convertible Preferred Stock is convertible into one share of the Company's common stock at a conversion price of $1.50. The liquidation preference for the Series A Convertible Preferred Stock is $1.50. Each warrant allows the investor to purchase one share of the Company's common stock for $3.75 through July 29, 2002.

     In addition to converting $425,000 of existing debt into equity as part of the private placement, the Company:

      - issued 500,000 warrants to purchase shares of the Company's common stock to an investment banker as a commission on this placement. The warrants are exercisable at $3.75 per share through July 29, 2002.
      - issued 46,667 units in satisfaction of all currents and future obligations under the Isoserve royalty agreement.
      - extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000 and extended the payment due date for certain unsecured promissory notes to January 2000.

     Management believes that the proceeds and the revised debt structure resulting from the private placement and additional strategies currently being developed by management will be sufficient to fund operations for the next twelve months.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         In evaluating the our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

RELATIONSHIP WITH CERTAIN SUPPLIERS AND AVAILABILITY OF RAW MATERIALS

         We depend upon an isotope enrichment plant, located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation (the "Ministry"), which is part of the cabinet of the government of the Russian Federation, for one process involved in the manufacturing of depleted zinc
(DZ). We also rely upon a single supplier of raw material for DZ. We signed an agreement with the commercial department of the Ministry to purchase certain isotope separation services through 2001. Disruption or termination of services provided by the Ministry or our single supplier of raw material could have a material and adverse affect upon our financial condition and results of operations.

OPERATIONS IN RUSSIA AND THE REPUBLIC OF GEORGIA

         Operations in Russia and the republic of Georgia ("Georgia") entail certain risks. Recently, the former republics of the Soviet Union including Georgia have experienced political, social and economic change as they sought independence from the former central government in Moscow, and certain of the republics, including Russia and Georgia, have attempted to transition from a central controlled economy toward a market-based economy. These changes have involved, in certain cases, armed conflict. There can be no assurance that political or economic instability in these republics will not continue or worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia and Georgia. Accordingly, our operations could be materially adversely affected if hostilities in Russia should occur, if trade between Russia or Georgia and the United States were interrupted, if political conditions in Russia or Georgia disrupt transportation or processing concerning our goods, if laws or government policies concerning foreign business operations in Russia or Georgia change substantially, or if tariffs are introduced.

CUSTOMER CONCENTRATION

         Historically, substantially all of our net revenues in any particular period have been attributable to a limited number of customers, primarily General Electric, prior to fiscal 1999. Consistent with our historical experience, our quarterly results during fiscal 2000 are expected to be affected materially by the level of orders received from a limited number of significant DZ users during such quarters and product shipments by us to our DZ customers during such period. We cannot be assured that our principal customers will continue to purchase our products. A decrease in or loss of orders from one or more major customers would have a material and adverse effect on our financial condition and results of operations.

FACTORS AFFECTING OPERATING RESULTS; VARIABILITY OF ORDERS

         We operate with little backlog. A significant portion of our net revenues have been, and we believe will continue to be, derived from a limited number of orders that are processed and shipped in the same quarter in which the orders are received. The timing of such orders and their fulfillment has caused, and is likely to continue to cause, material fluctuations in our operating results. Our expense levels are relatively fixed, and as has been the case in prior quarters, these factors will affect our operating results for future periods.

MANAGEMENT OF GROWTH

         We have experienced periods of rapid growth that have placed a significant strain on our financial and managerial resources. Our ability to manage growth effectively, particularly given our increasing scope of operations, will require us to continue to implement and improve our management, operational, and financial information systems, as well as to develop the management skills of our personnel and to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer, Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply, Robert Cuttriss, President of Interpro, and Herbert Hegener, Managing Director of Chemotrade. We maintain $1 million of key man life insurance on the lives of Messrs. Alexander, Rubizhevsky and Cuttriss and all are covered by employment agreements extending through September 2001, 2001, and 2003, respectively. Mr. Hegener is covered by an employment agreement extending through the year 2001. We believe that our future success will depend in large part upon our ability to attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

DATES FOLLOWING DECEMBER 31, 1999 (THE "YEAR 2000 PROBLEM")

         Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. We rely on our internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. We have evaluated such systems and have implemented appropriate changes to our systems to ensure Y2K compatibility. We believe the cost of addressing any unidentified issues with the Year 2000 Problem will not have a material adverse affect on our results of operations or financial position. Additionally, we have evaluated the potential impact of a Year 2000 problem on the part of our important third party vendors and have found none. However, even though our internal systems are not materially affected by the Year 2000 issue, we could be affected through disruption in the operation of the enterprises with which we interact. Based on published reports, and Year 2000 disclosures provided to us by suppliers and vendors, we do not anticipate that the Year 2000 problem will have a material impact on our business or operations.

VOLATILITY OF STOCK PRICE

         The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in operating results, our announcements of technological innovations or new products or our competitors, and other events or factors. In addition, the stock market has experienced wide price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose securities are traded. These broad market fluctuations may adversely effect the market price of our common stock and common stock warrants.

SHARES ELIGIBLE FOR FUTURE SALE

         Our officers and directors, and all other stockholders have agreed, pursuant to lock-up agreements expiring September 2000, that without the prior written consent of Monroe Parker Securities, Inc. (the "Representative") and the Company, that they will not sell or otherwise dispose of common stock beneficially owned by them. We were advised by officials of the Representative, that on December 22, 1997, the Representative ceased market-making activities; therefore, we may, in the future at our sole discretion and without the Representative's consent, release a portion of securities subject to these lock-up agreements.

ITEM 7.  FINANCIAL STATEMENTS

         The information required by this item is included on pages F-1 to F-19 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference from the information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" contained in the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than September 3, 1999 (the "Proxy Statement"), and in "Item 1. Business - Management", of this Form 10-KSB.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits Pursuant to Item 601 of Regulation S-B:

  Exhibit No.                                    Title
  -----------    ------------------------------------------------------------------------
     3.01        [Reserved]


     3.02        Registrant's Bylaws. (1)
     3.03        Registrant's Amended and Restated Articles of Incorporation. (1)
     4.01        Specimen Common Stock Certificate. (1)
     4.02        Form of Representatives' Warrant Agreement. (1)
     4.03        Form of Warrant Agreement between the Registrant and
                 Continental Stock Transfer & Trust Company, Monroe Parker Securities. (1)
     4.04        Specimen Warrant Certificate. (1)
    10.01        Registrant's 1996 Stock Option Plan. (1)(2)
    10.02        Form of Employment Agreement between the Registrant and certain officers of the Registrant. (1)(2)
    10.03        Registrant's 1996 Executives Equity Incentive Plan. (1)(2)
    10.04        Registrant's 1996 Equity Incentive Plan. (1)(2)
    10.05        Memorandum of Agreement between Electrochemical Plant, AO
                 Techsnabexport, Co., Ltd. and Registrant. (1)
    10.06        Option Agreement between the Registrant and Yale University. (1)
    10.07        Office Lease Agreement between Paulsen Properties and the
                 Registrant dated as of January 1, 1996, as amended. (1)
    10.08        Letter from Yale University to Registrant dated February 10,
                 1996. (1)
    10.09        Form of Indemnity Agreement to be entered into by Registrant with each of its directors and investors. (1)(2)
    10.10        Stock Purchase Agreement, dated as of April 30, 1998, among
                 Isonics Corporation, a California corporation, Metallurgy
                 International, Inc., a Nevada corporation, and International
                 Process Research Corporation, a Colorado corporation. (3)
    10.10.1      Escrow Agreement, dated as of May 15, 1998, among Isonics
                 Corporation, a California corporation, Metallurgy
                 International, Inc., a Nevada corporation, Robert H. Cuttriss
                 (as Agent), and Colorado Business Bank, as Escrow Agent. (3)
    10.11        Registration Rights Agreement dated as of September 27, 1996 by and among Registrant and certain investors. (1)
    10.12        Employment Agreement between the Registrant and James E.
                 Alexander. (1)(2)
    10.13        Employment Agreement between the Registrant and Boris
                 Rubizhevsky. (1)(2)
    10.14        Security Agreement dated March 31, 1995 between the Company and
                 Isoserve, Inc. (1)
    10.15        Consulting Agreement between the Registrant and Larry Wells
                 Co., Inc. (1)(2)
    10.16        February 1997 Agreement between the Registrant, Electrochemical
                 Plant and AO Techsnabexport, Co., Ltd. (1)
    10.17        Letter from Yale University to Registrant dated January 28,
                 1997. (1)
    10.18        Certificate of Determination of Preferences and Rights of the
                 Series A Preferred Stock. (4)
    10.19        Form of Subscription Agreement. (4)
    10.20        Form of Warrant. (4)
    10.21        Investment Banking Agreement. (4)
    10.22        Form of Registration Rights Agreement. (4)
    23.01        Consent of independent accountants.
    24.01        Power of Attorney (see page 27).
    27.01        Financial Statement Schedule.

         (b) Reports on Form 8-K. No Report on Form 8-K was filed by the Company in the quarter ended April 30, 1999.

--------
(1) Incorporated herein by reference to exhibit filed with the Company's Registration Statement on Form SB-2 ("Registration Statement"). File No. 333-13289 in which this exhibit bears the same number.

(2) Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 13(a) of Form 10-KSB.

(3) Filed with Isonics' Current Report on Form 8-K (File No. 001-12531), dated May 15 and filed May 27, 1998, and incorporated herein by reference.

(4) Filed with Isonics' Current Report on Form 8-K (File No. 001-12531), dated July 29 and filed August 12, 1999, and incorporated herein by reference.

                       ISONICS CORPORATION AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Report of Independent Certified Public Accountants........................F-2

Consolidated Financial Statements

     Consolidated Balance Sheets..........................................F-3

     Consolidated Statements of Operations................................F-4

     Consolidated Statement of Stockholders' Equity ......................F-5

     Consolidated Statements of Cash Flows................................F-6

     Notes to Consolidated Financial Statements...........................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Isonics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Isonics Corporation and Subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isonics Corporation and Subsidiaries as of April 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

San Jose, California
July 23, 1999, except for Note 13 as to which the date is July 29, 1999

                      ISONICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                   APRIL 30,
                                                                                              1998         1999
                                                                                            --------     ---------
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                $  1,044     $     452
   Accounts receivable (net of allowances of $130 and $82, respectively)                       1,629           932
   Inventories                                                                                   456           651
   Prepaid expenses                                                                               45           160
   Deferred income taxes                                                                         112             -
                                                                                            --------     ---------
           Total current assets                                                                3,286         2,195

PROPERTY AND EQUIPMENT, net                                                                    1,626         1,018
GOODWILL, net                                                                                    236         3,388
NOTES RECEIVABLE FROM SHAREHOLDERS                                                               170           130
OTHER ASSETS                                                                                      22            75
DEFERRED INCOME TAXES                                                                            315             -
                                                                                            --------     ---------

TOTAL                                                                                       $  5,655     $   6,806
                                                                                            --------     ---------
                                                                                            --------     ---------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                                     $     80     $   1,136
   Notes payable to related parties                                                                -           922
   Accounts payable                                                                              657         1,368
   Accrued liabilities                                                                           738         1,086
                                                                                            --------     ---------
           Total current liabilities                                                           1,475         4,512

LONG-TERM DEBT                                                                                   312             -
DEFERRED INCOME TAXES                                                                            427             -
COMMITMENTS                                                                                        -             -

STOCKHOLDERS' EQUITY
   Common stock -no par value; 20,000,000 shares authorized; issued and
     outstanding: 1998 - 5,714,250; 1999 - 6,607,760                                           5,289         6,795
   Notes receivable from shareholders                                                           (337)         (469)
   Accumulated deficit                                                                        (1,511)       (4,032)
                                                                                            --------     ----------
           Total stockholders' equity                                                          3,441         2,294
                                                                                            --------     ---------

TOTAL                                                                                       $  5,655     $   6,806
                                                                                            --------     ---------
                                                                                            --------     ---------

                 See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  Year Ended
                                                                                                   April 30,
                                                                                            ----------------------
                                                                                              1998         1999
                                                                                            --------     ---------
Net revenues                                                                                $  6,783     $  16,998
Cost of revenues                                                                               4,662        13,375
                                                                                            --------     ---------

         Gross margin                                                                          2,121         3,623

Operating expenses:
   Selling, general and administrative                                                         1,342         3,643
   Research and development                                                                      811         1,155
   Restructuring and office closure                                                                -           691
                                                                                            --------     ---------

         Total operating expenses                                                              2,153         5,489
                                                                                            --------     ---------

Operating loss                                                                                   (32)       (1,866)

Other income (expense)
   Interest income                                                                                74            36
   Interest expense                                                                             (219)         (575)
   Foreign currency gain                                                                           -            55
                                                                                            --------     ---------

         Total other expense, net                                                               (145)         (484)
                                                                                            --------     ---------

Loss before extraordinary item and taxes                                                        (177)       (2,350)

Income tax expense (benefit)                                                                    (314)          171
                                                                                            --------     ---------

Income (loss) before extraordinary item                                                          137        (2,521)

Extraordinary item - loss on extinguishment of debt                                             (252)            -
                                                                                            --------     ---------

NET LOSS                                                                                    $   (115)    $  (2,521)
                                                                                            --------     ---------
                                                                                            --------     ---------

NET INCOME (LOSS) PER SHARE - BASIC
   Net income (loss) per share before extraordinary item                                    $   0.03     $   (0.41)
   Extraordinary item                                                                       $  (0.05)    $   -
   Net loss per share                                                                       $  (0.02)    $   (0.41)
   Shares used in computing per share information                                              5,039         6,210

NET INCOME (LOSS) PER SHARE - DILUTED
   Net income (loss) per share before extraordinary item                                    $   0.02     $   (0.41)
   Extraordinary item                                                                       $  (0.04)    $   -
   Net loss per share                                                                       $  (0.02)    $   (0.41)
   Shares used in computing per share information                                              6,469         6,210

                 See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      Notes
                                                                  Common Stock     Receivable
                                                                -----------------     from     (Accumulated
                                                                Shares     Amount  Shareholders   Deficit)   Total
                                                              ---------    ------  ------------   --------   -----
BALANCES, May 1, 1997                                         4,550,268    $1,129   $    (343)  $  (1,396) $  (610)

   Issuance of common stock (net of issuance costs
     of $1,327)                                                 810,000     3,452           -           -    3,452

   Interest on notes receivable from stockholders                     -         -         (22)          -      (22)

   Repayment of interest from stockholders                            -         -          28           -       28

   Issuance of common stock in connection with
     Interpro acquisition                                       353,982       708           -           -      708

   Net loss                                                           -         -           -        (115)    (115)
                                                              ---------   -------   ---------   ---------  -------

BALANCES, April 30, 1998                                      5,714,250     5,289        (337)     (1,511)   3,441

   Issuance of common stock in connection with
     Chemotrade acquisition                                     357,730       894           -           -      894

   Issuance of common stock in lieu of salaries                 118,182       130           -           -      130

   Conversion of debt into common stock                         127,209       191           -           -      191

   Exercise of stock options and warrants                       290,389       147        (130)          -       17

   Fair value of warrants issued with debt                            -       144           -           -      144

   Interest on notes receivable from stockholders                     -         -         (24)          -      (24)

   Repayment of interest from stockholders                            -         -          22           -       22

   Net loss                                                           -         -           -      (2,521)  (2,521)
                                                              ---------   -------   ---------   ---------  -------

BALANCES, April 30, 1999                                      6,607,760    $6,795   $    (469)  $  (4,032) $ 2,294
                                                              ---------   -------   ---------   ---------  -------
                                                              ---------   -------   ---------   ---------  -------


                 See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 Year Ended
                                                                                                   April 30,
                                                                                            ----------------------
                                                                                              1998         1999
                                                                                            --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                 $   (115)    $  (2,521)
   Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                               200           520
     Interest on notes receivable from shareholders                                              (22)          (24)
     Fair value of warrants issued with debt                                                     -             144
     Interest recognized upon conversion of debt to equity                                       -              64
     Deferred income taxes                                                                      (315)          -
     Loss on disposal of property and equipment                                                  -             504
     Issuance of common stock in lieu of salaries                                                -             130
     Extraordinary item - loss on extinguishment of debt                                         252           -
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                                          (1,232)        1,748
       Inventories                                                                             1,083           (89)
       Prepaid expenses                                                                            5            98
       Other assets                                                                                5           (30)
       Accounts payable                                                                         (283)         (112)
       Accrued liabilities and other                                                            (117)          (75)
                                                                                            --------     ---------
           Net cash provided by (used in) operating activities                                  (539)          357

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                           (72)         (159)
   Cash acquired in purchase of Interpro                                                           6           -
   Purchase of Chemotrade, net of cash acquired                                                  -            (546)
                                                                                            --------     ---------
           Net cash used in investing activities                                                 (66)         (705)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from line of credit                                                            -              16
   Proceeds from issuance of debt                                                                -             701
   Repayment of notes receivable from shareholders                                                28            22
   Payments of debt                                                                           (1,852)       (1,000)
   Proceeds from issuance of common stock                                                      3,452            17
   Payment of debt issuance costs                                                                 (7)            -
                                                                                            --------     ---------
           Net cash provided by (used in) financing activities                                 1,621          (244)
                                                                                            --------     ---------

           NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     1,016          (592)

Cash and cash equivalents at beginning of period                                                  28         1,044
                                                                                            --------     ---------

Cash and cash equivalents at end of period                                                  $  1,044     $     452
                                                                                            --------     ---------
                                                                                            --------     ---------

                 See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Isonics Corporation, (the "Company") develops and markets products worldwide based on enriched stable isotopes for applications in the energy, medical research, diagnostic, pharmaceutical and semiconductor industries. Through one of the Company's subsidiaries, it also provides contract research and development services.

PRINCIPALS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Process Research Corporation ("Interpro"), acquired April 30, 1998, and Chemotrade GmbH ("Chemotrade"), acquired June 1, 1998. The consolidated balance sheet at April 30, 1998 includes the assets and liabilities of Isonics Corporation and Interpro. The consolidated statement of operations for the fiscal year ended April 30, 1998, includes the results of Isonics Corporation and does not include the operations of Interpro as the acquisition occurred on the last day of fiscal 1998. The consolidated balance sheet at April 30, 1999, includes the assets and liabilities of Isonics Corporation, Interpro and Chemotrade. The consolidated statement of operations for the fiscal year ended April 30, 1999, includes the results of Isonics and Interpro for the year then ended and the results of Chemotrade for the eleven months then ended. All significant intercompany accounts have been eliminated in consolidation. A pro forma income statement for the year ended April 30, 1999, has not been presented as the proforma results of operations for the year would not have been materially different from the results reported.

CASH EQUIVALENTS

     Cash equivalents include investments purchased with a maturity of less than ninety days. Cash balances held in foreign bank accounts were $405,000 at April 30, 1999.

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

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

     Goodwill resulted from the acquisitions of Isoserve, Inc. and Chemotrade, and is being amortized on a straight-line basis over six years and twenty years, respectively. The Company evaluates the realizability of goodwill to determine potential impairment by comparing the undiscounted future cash flows of the related assets. The Company modifies or adjusts goodwill if an impairment is indicated. Based upon its most recent evaluation, the Company believes that no impairment of goodwill exists as of April 30, 1999.

INCOME TAXES

     The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes. A valuation allowance is provided when deferred tax assets are not expected to be realized.

REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment. Product returns and warranty costs have not been material in any period. Revenue from research contracts is recognized ratably as services are performed and costs are incurred.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair value of cash and equivalents, trade receivables and trade payables approximates carrying value due to the short maturity of such instruments. The fair value of debt with third-party financial institutions is not determinable due to the default status of the debt. The fair value of debt with related parties and promissory notes is not determinable due to the terms of the debt and no comparable market for such debt.

TRANSLATION OF FOREIGN CURRENCIES

     The Company conducts substantially all of its transactions in U.S. dollars, except for transactions by its foreign subsidiary. The financial statements of the Company's foreign subsidiary are denominated in the country's local currency and remeasured for purposes of consolidation, with the U.S. dollar as the functional currency. Gains and losses from remeasurement and transaction gains and losses are included in the statement of operations.

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

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

     The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective May 1, 1998. SFAS No. 131 establishes new rules for presenting reportable business segments. The adoption had no effect on the Company's net loss or stockholders' equity.

NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants. The Company did not have any common equivalent shares for 1999.

     The following table reconciles the denominator used in the per share computation (in thousands):

                                                                                    Year Ended April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
         Basic shares outstanding                                                      5,039        6,210
         Stock options and warrants                                                    1,430            -
                                                                                   ---------    ---------

           Diluted shares outstanding                                                  6,469        6,210
                                                                                   ---------    ---------
                                                                                   ---------    ---------

NOTE 2 - FINANCIAL STATEMENT COMPONENTS

     Inventories consist of the following (in thousands):

                                                                                          April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
         Finished goods                                                            $     250    $     420
         Raw Materials                                                                   206          231
                                                                                   ---------    ---------

                                                                                   $     456    $     651
                                                                                   ---------    ---------
                                                                                   ---------    ---------

     Property and equipment consists of the following (in thousands):

                                                                                          April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
         Office furniture and equipment                                            $     118    $     159
         Production equipment                                                          1,549        1,094
         Leasehold Improvements                                                            4           19
                                                                                   ---------    ---------
                                                                                       1,671        1,272
         Accumulated depreciation and amortization                                       (45)        (254)
                                                                                   ---------    ---------

                                                                                   $   1,626    $   1,018
                                                                                   ---------    ---------
                                                                                   ---------    ---------

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - FINANCIAL STATEMENT COMPONENTS (CONTINUED)

     Goodwill related to acquisitions consists of the following (in thousands):

                                                                                          April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
         Isoserve, net of accumulated amortization of $236 and $315                $     236    $     157
         Chemotrade, net of accumulated amortization of $0 and $155                        -        3,231
                                                                                   ---------    ---------

                                                                                   $     236    $   3,388
                                                                                   ---------    ---------
                                                                                   ---------    ---------

     Accrued liabilities consist of the following (in thousands):

                                                                                          April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
         Compensation                                                              $     419    $     391
         Accrued interest                                                                 12           68
         Customer advances and deposits                                                   76           97
         Other                                                                           231          530
                                                                                   ---------    ---------

                                                                                   $     738    $   1,086
                                                                                   ---------    ---------
                                                                                   ---------    ---------

     Supplemental disclosure of non-cash investing and financing activities (in thousands):

                                                                                          April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
         Stock issued for note receivable                                          $       -    $     130
                                                                                   ---------    ---------
                                                                                   ---------    ---------
         Conversion of trade payables into debt                                    $       -    $      95
                                                                                   ---------    ---------
                                                                                   ---------    ---------
         Forgiveness of note receivable from shareholder                           $      33    $       -
                                                                                   ---------    ---------
                                                                                   ---------    ---------
         Purchase of subsidiary
           Cash paid, net of cash acquired                                         $       -    $     546
           Stock issued to seller                                                        708          894
           Debt issued to seller                                                           -        1,750
           Liabilities assumed                                                         1,464        1,598
           Goodwill                                                                        -       (3,385)
                                                                                   ---------    ---------
           Assets acquired, net of cash                                            $   2,172    $   1,403
                                                                                   ---------    ---------
                                                                                   ---------    ---------

     Supplemental disclosures of cash flow information (in thousands):

                                                                                          April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
         Cash paid during the period for:
           Interest                                                                $     177    $     475
           Income taxes                                                                    1          227

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

     Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                          April 30,
                                                                                   -----------------------
                                                                                     1998         1999
                                                                                   ----------   ----------
       Deferred tax assets
         Accruals and expenses deductible in future periods                        $     297    $   1,269
         Net operating loss carryforwards                                                211          435
                                                                                   ---------    ---------
              Total deferred tax assets                                                  508        1,704
         Valuation allowance                                                             (81)      (1,178)
                                                                                   ---------    ---------
                                                                                         427          526
       Deferred tax liabilities
         Amortization and depreciation                                                  (427)        (526)
                                                                                   ----------   ----------

                                                                                   $       -    $       -
                                                                                   ----------   ----------
                                                                                   ----------   ----------

     Income tax expense (benefit) consists of the following (in thousands):

                                                                                          April 30,
                                                                                   -----------------------
                                                                                     1998         1999
                                                                                   ----------   ----------
       Current
         Federal                                                                   $       -    $       -
         State                                                                             1            -
         Foreign                                                                           -          171
                                                                                   ---------    ---------
                                                                                           1          171
       Deferred
         Federal                                                                        (230)           -
         State                                                                           (85)           -
                                                                                   ---------    ---------
                                                                                        (315)           -
                                                                                   ---------    ---------

                                                                                   $    (314)   $     171
                                                                                   ----------   ----------
                                                                                   ----------   ----------

The primary differences between the statutory federal tax rate and the effective rate in 1999 are the taxable earnings of the Company's foreign subsidiary, the non-deductibility of certain expenses associated with warrants and commons shares issued with debt and upon debt conversion and the valuation allowance provided against deferred tax assets. In 1998, the primary differences resulted from the non-deductibility of certain expenses associated with the extinguishment of debt and the valuation allowance provided against the deferred tax assets. The change in the valuation allowance for deferred tax assets for the years ended April 30, 1998 and 1999 was $81,000 and $1,097,000, respectively. The Company provided a valuation allowance for its deferred tax asset to the extent it believes realization of such asset is uncertain.

     The Company has $1,086,000 of net operating loss carryforwards for federal purposes and associated state net operating loss carryforwards, which expire at various dates through 2019. Current federal and state tax law includes certain provisions limiting the annual use of net operating loss carryforwards in the event of certain defined changes in stock ownership. The annual use of the Company's net operating loss carryforwards could be limited according to these provisions.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - DEBT AND LINE OF CREDIT

     Debt and line of credit consist of the following (in thousands):

                                                                                          April 30,
                                                                                   ----------------------
                                                                                     1998         1999
                                                                                   ---------    ---------
       Bank term loan - guaranteed by the SBA, repaid in 1999                      $      40    $       -
       Bank term loan, repaid in 1999                                                    306            -
       Revolving line of credit                                                            -          514
       Notes payable to related parties                                                    -          922
       10% Subordinated promissory note                                                    -           92
       Unsecured promissory notes                                                          -          494
       Other                                                                              46           36
                                                                                   ---------    ---------
                                                                                         392        2,058
       Less current maturities                                                            80        2,058
                                                                                   ---------    ---------

              Long-term debt                                                       $     312    $       -
                                                                                   ---------    ---------
                                                                                   ---------    ---------

     The revolving line of credit with Coast Business Credit ("Coast"), the Company's primary lender, is secured by substantially all of the assets of the Company. Interest is at prime (7.75% at April 30, 1999) plus 4%. The loan consists of the following:

     - $500,000 equipment term loan, payable over forty eight equal monthly installments of principal and interest;
     - $250,000 term loan, with interest only payments due monthly and principal due October 31, 1998;
     - $500,000 revolving line of credit, borrowings are limited to 35% of eligible inventory;
     - $1,250,000 revolving line of credit, borrowings are limited to 80% of eligible accounts receivable; and
     - $500,000 equipment acquisition term loan, borrowings are limited to 80% of invoice cost of equipment, payable over thirty-six monthly installments of principal and interest. The availability of the loan is conditioned upon the Company achieving and maintaining minimum debt service coverage ratios.

     In April 1999, Coast sent notification that Isonics was in default of the terms of the loan agreements. As a result, Coast placed substantial restrictions on the availability of funds and established revised repayment terms. Because of this default, the entire outstanding balance has been classified as current. Borrowings under the loan are presently limited to eligible receivables and inventory amounts.

     Notes payable to related parties consist of an $812,000 (DM1,500,000) note payable to the sellers of Chemotrade and other unsecured notes to officers and directors amounting to $110,000. The Chemotrade note is secured by the shares of Chemotrade, bears interest at 10% and was due in June 1999. The Company paid $550,000 towards the Chemotrade note principal in July 1999 and extended the due date of the balance to July 31, 1999. In consideration for the extension, the Company will grant one $3 warrant for each $5 of deferred payment. The unsecured notes to officers and directors bear interest at 5% per month and are payable upon demand.

     Unsecured promissory notes consist of two notes bearing interest at prime plus 4% for $200,000 each to a vendor and a $94,500 note to a different vendor. The $200,000 notes were due in April 1999. The Company issued 75,000 warrants to the vendor in connection with the $200,000 notes. The fair value of these warrants, $144,000, was recorded as additional interest expense for the period. The $94,500 note represents the conversion of certain trade payables into a non-interest bearing note due in seven equal monthly installments beginning in June 1999.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS

     The Company rents office, production facilities and equipment under operating leases expiring through July 2003. Rent expense for operating leases was approximately $39,000 and $202,000 for the years ended April 30, 1998 and 1999, respectively. Future minimum annual operating lease commitments are as follows (in thousands):

                                 2000                                  $  197,000
                                 2001                                     161,000
                                 2002                                      44,000
                                 2003                                      18,000
                                 2004                                       9,000
                                                                      -----------

                                                                       $  429,000
                                                                      -----------
                                                                      -----------

     The Company is required to make royalty payments to Isoserve, Inc. for depleted zinc metal sold through fiscal 2000. The maximum royalty payments under the agreement are $1,000,000. The Company paid royalties of $192,000 and $110,000 for the years ended April 30, 1998 and 1999, respectively, and has paid $633,000 of royalties since inception through April 30, 1999. At April 30, 1999, the company had accrued royalties payable under this agreement amounting to $88,000.

NOTE 6 - STOCKHOLDERS' EQUITY

     On August 11, 1997, the Board of Directors approved a 3 for 1 stock split of its common shares. All per share amounts, number of shares, stock options and warrant data have been restated to reflect the stock split.

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

     The Company has reserved shares of common stock for issuance as follows:

                                                              April 30,
                                                                1999
                                                             -----------
         Exercise of stock options                             1,208,356
         Exercise of warrants                                  2,442,475
         Employee stock purchase plan                            200,000
                                                             -----------

                                                               3,850,831
                                                             -----------
                                                             -----------

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

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

     The exercise price of the options generally approximates the fair market value per share of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for grants made from the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss and net loss per share for the years ended April 30, 1998 and 1999 would have been changed to the pro forma amounts indicated below.

                                                     1998             1999
                                                 ------------     -------------
         Net loss
           As reported                           $  (115,000)     $ (2,521,000)
           Pro forma                                (379,000)       (3,174,000)

         Loss per share (diluted)
           As reported                           $     (0.02)     $      (0.41)
           Pro forma                                   (0.06)            (0.51)

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions; no expected dividends, volatility of 150%; risk-free interest rate of 6.0%; and expected lives of 5 years. A summary of the status of the Company's stock option plans as of April 30, 1998 and 1999, and changes during the years ending on these dates is presented below.

                                                                                                  Weighted
                                                                                                   Average
                                                                                  Number of       Exercise
                                                                                   Shares           Price
                                                                                 -----------      --------
       Outstanding, May 1, 1997                                                      684,809        $0.72
         Granted                                                                     382,500        $3.82
         Exercised                                                                         -         -
         Canceled                                                                    (12,500)       $2.60
                                                                                 ------------

       Outstanding, April 30, 1998                                                 1,054,809        $1.84
         Granted                                                                     480,721        $1.71
         Exercised                                                                  (195,830)       $0.66
         Canceled                                                                   (343,123)       $3.35
                                                                                 -----------

       Outstanding, April 30, 1999                                                   996,577        $1.49
                                                                                 -----------
                                                                                 -----------

     The weighted average fair value of options granted during the years ended April 30, 1998 and 1999 was $3.25 and $1.56, respectively.

     The following information applies to options outstanding at April 30, 1999:

       Range of exercise prices                                    $0.58  $1.00-$1.44   $1.62-$2.38    $2.56-$3.50

       Options outstanding                                       336,927      255,721       223,929        180,000
       Weighted average exercise price                             $0.58        $1.25         $1.95          $2.98
       Weighted average remaining contractual life (years)             7           10             9              9

       Options exercisable                                       336,927      144,721        59,072        105,000
       Weighted average exercise price                             $0.58        $1.36         $1.89          $3.28

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - STOCKHOLDERS' EQUITY (CONTINUED)

     In fiscal 1997, two executive officers of the Company exercised stock options to each acquire 259,175 shares of common stock at an exercise price of $0.64 per share. In fiscal 1999, two other executive officers exercised stock options to acquire 57,603 and 138,227 shares of common stock at exercise prices of $0.87 and $0.58, respectively. In each case, the Company loaned the executive officer the aggregate amount representing the exercise price of the option, and the officer executed a promissory note reflecting the loan. Each executive officer pledged the purchased shares as collateral for the loan pursuant to a pledge agreement. Each loan bears interest at an annual rate equal to the minimum applicable federal rate, and interest is payable annually; principal and accrued but unpaid interest is due five years from the date of the note. Until each note has been paid in full and upon any sale of such option shares by the respective executive, a portion of the sales proceeds will be used to pay amounts owed under the note. In addition, during fiscal 1998, the Company loaned to each of the two executive officers related to the fiscal 1997 option exercises, pursuant to a five-year note with interest at the minimum applicable federal rate, the amount equal to the federal and state tax liability incurred by him as a result of exercising such option, and to pay compensation to such officer equal to the amount of interest payable under these loans and the amount of taxes payable as a result of such compensation. At April 30, 1998, principal and interest due on the loans to acquire the common stock totaled $330,000 and $7,000, respectively. At April 30, 1999, principal and interest due on the loans to acquire the common stock totaled $460,000 and $9,000, respectively. At April 30, 1998, principal and interest on the loans to pay the federal and state tax liability incurred as a result of exercising such option totaled $123,000 and $3,000, respectively. At April 30, 1999, principal and interest on the loans to pay the federal and state tax liability incurred as a result of exercising such option totaled $126,000 and $4,000, respectively. During fiscal 1998, the executives received compensation of $38,000 to repay interest payable to the Company on the common stock and tax notes.

EMPLOYEE STOCK PURCHASE PLAN

The Company has in effect an employee stock purchase plan under which 200,000 shares of the Company's common stock are reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. No stock has been issued under the plan as of April 30, 1999.

NOTE 7 - EXTRAORDINARY ITEM

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

NOTE 8 - EMPLOYEE BENEFIT PLAN

     The Company has established a profit sharing plan under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all employees of the Company. Company contributions to the plan aggregated approximately $3,000 and $30,000 for 1998 and 1999.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - CONCENTRATIONS

     Four separate customers accounted for 10% or more of net revenues in fiscal 1998: 47%, 18%, 12% and 11%. Two separate customers accounted for 10% or more of net revenues in fiscal 1999: 23% and 13%.

     Sales by geographic region are as follows (in thousands):

                                                                                 1998            1999
                                                                            -------------     -----------
         United States                                                       $      6,354     $     8,072
         Europe                                                                       331           8,348
         Other                                                                         98             578

NOTE 10 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

     The Company operates in two business segments: Stable Isotope Production and Contract Research and Development Services. The Company's reportable segments are strategic business units that offer different products and services. They are managed based on the fundamental differences in their operations.

     Information by industry segment is set forth below (in thousands):

                                                                                 1998            1999
                                                                            -------------     -----------
         Net revenues
           Stable Isotope Production                                         $      6,783     $    14,384
           Contract Research and Development Services                                   -           2,614

         Operating income (loss)
           Stable Isotope Production                                         $        (32)    $    (1,035)
           Contract Research and Development Services                                   -            (831)

         Identifiable assets
           Stable Isotope Production                                         $      4,189     $     5,713
           Contract Research and Development Services                               1,466           1,093

         Depreciation and amortization
           Stable Isotope Production                                         $        200     $       263
           Contract Research and Development Services                                   -             257

         Net capital expenditures
           Stable Isotope Production                                         $         72     $        88
           Contract Research and Development Services                                   -              71

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

     A summary of the Company's operations by geographic area is presented below (in thousands):

                                                                                 1998            1999
                                                                            -------------     -----------
         Net revenues
           United States                                                     $      6,783     $     6,817
           Germany                                                                      -          10,181

         Operating income (loss)
           United States                                                     $        (32)    $    (2,322)
           Germany                                                                      -             456

         Identifiable assets
           United States                                                     $      5,655     $     5,507
           Germany                                                                      -           1,299

NOTE 11 - RESTRUCTURING

     In October 1998, the Company recorded a charge to operations amounting to $708,000 relating to a planned restructuring of the Company's operations. This charge consisted primarily of lease termination costs, employee severance pay and the write down of fixed assets. As of April 30, 1999, the company had implemented nearly all of the changes in the operations and expected to incur approximately $65,000 of additional costs to be expensed in the year ending April 30, 2000. The Company reduced the accrual for restructuring costs by $17,000 in the quarter ended April 30, 1999, to reflect the actual costs incurred. A liability amounting to $61,000 remains as a recorded liability at April 30, 1999 relating to the lease termination costs.

NOTE 12 - ACQUISITIONS

     On April 30, 1998, the Company acquired all of the outstanding common stock of Interpro. The purchase price was paid in 353,982 shares of the Company's common stock with a fair market value of $708,000. Transaction costs were $70,000 and no goodwill was recognized upon completing the transaction. The results of operations for Interpro are included from May 1, 1998, as the acquisition occurred on the last day of the fiscal year ended April 30, 1998.

     On July 21, 1998, the Company acquired all of the outstanding shares of Chemotrade GmbH and subsidiary (collectively "Chemotrade"), which was owned by two shareholders. Chemotrade is engaged in the distribution, development and manufacturing of stable and radio isotopes. The purchase price has been accounted for effective June 1, 1998, the date control was transferred. The purchase price was denominated in German Deutsche Marks, and all amounts reported below are translated at the historical conversion rate. The purchase price consideration on June 1, 1998 consisted of $3.402 million. Transaction costs were $125,000. Imputed interest from the effective date of the acquisition, June 1, 1998, totaled $28,000.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - ACQUISITIONS (CONTINUED)

     The purchase agreement provides for the selling shareholders to receive additional consideration in the event certain levels of pretax earnings are achieved in the periods ending through April 30, 2001. The agreement also contains a provision to reduce the consideration given if the pretax earnings are not achieved for each of the years ended April 30, 2000 and 2001. The maximum additional consideration that can be earned is $271,000 (DM500,000). Any additional consideration will be recorded as additional goodwill.

     Pro forma results of operations as if the acquisitions of Interpro and Chemotrade had occurred at the beginning of fiscal 1998, combining the audited results of operations of Isonics for the year ended April 30, 1998 with the results of operations of Interpro and Chemotrade for the years ended April 29, 1998 and May 31, 1998, respectively, are as follows (in thousands):

         Net revenues                                                  $16,990
         Gross margin                                                    3,998
         Net loss                                                         (174)
         Net loss per share                                               (.03)
         Number of shares used in computing per share information        5,751

NOTE 13 - SUBSEQUENT EVENTS

     On July 29, 1999, the Company completed a private placement financing to accredited investors and certain creditors valued in total at $2.7 million. The Company issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one warrant. The Company received $2,250,000 cash proceeds and converted $425,000 of long-term debt in connection with the private placement. Each share of the Series A Convertible Preferred Stock is convertible into one share of the Company's common stock at a conversion price of $1.50. The liquidation preference for the Series A Convertible Preferred Stock is $1.50. Each warrant allows the investor to purchase one share of the Company's common stock for $3.75 through July 29, 2002.

     In addition to converting $425,000 of existing debt into equity as part of the private placement, the Company:

      - issued 500,000 warrants to purchase shares of the Company's common stock to an investment banker as a commission on this placement. The warrants are exercisable at $3.75 per share through July 29, 2002.
      - issued 46,667 units in satisfaction of all currents and future obligations under the Isoserve royalty agreement.
      - extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000 and extended the payment due date for certain unsecured promissory notes to January 2000.

     Management believes that the proceeds and the revised debt structure resulting from the private placement and additional strategies currently being developed by management will be sufficient to fund operations for the next twelve months.