Form 10KSB40/A
period 1999-04-30
ISONICS CORP
filed 1999-08-30
CIK 1023966

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                AMENDMENT NO. 1
                                       ON
                                   FORM 10-KSB

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        NAME                     AGE                            POSITION
        ----                     ---                            --------
James E. Alexander               50       President, Chief Executive Officer and Chairman of the Board

Boris Rubizhevsky                48       Senior Vice President, Vice Chairman and Director

Daniel J. Grady                  44       Vice President, Medical, Research and Diagnostics

Stephen J. Burden                50       Vice President, Semiconductor Materials

Brantley J. Halstead             41       Chief Financial Officer

Robert Cuttriss                  50       President of Interpro

Herbert Hegener                  53       Managing Director of Chemotrade

Lindsay A. Gardner (1)(2)        46       Director

Richard Parker (1)(2)            55       Director


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

         Dr. Grady joined us as Vice President, Medical, Research and Diagnostics in 1995. From March 1994 through September 1995, Dr. Grady was Vice President of Research and Development at Sopha Medical Systems. From April 1991 until March 1994, he served as Marketing Manager, Nuclear Energy for GE. From May 1988 through March 1991, Dr. Grady served as Software Engineer Manager, Nuclear Medicine for GE in England. From October 1984 through May 1988, he served as Clinical Applications Manager for GE Nuclear Medicine. Between June 1981 and October 1984, he served as Engineering Analysis Section Head for TRW. Dr. Grady received his Bachelors and Masters degrees, and Ph.D. in Nuclear Engineering from the University of Michigan.

         Dr. Burden joined us in 1997. Prior to joining us Dr. Burden was Director of Product Development at sp3. From 1984 to 1993, he was Manager of Advanced Materials R&D at GTE Valenite. From 1974 to 1984, Dr. Burden was employed by GE in various capacities. Dr. Burden has a Ph.D. from Drexel University and a Masters of Science degree both in Materials Science. Dr. Burden has a Bachelors degree in Science Engineering, and an MBA.

         Mr. Halstead joined us as Chief Financial Officer in 1999. Most recently, Mr. Halstead was Chief Financial Officer of OZO Diversified Automation, Inc., from 1997 through 1999. Mr. Halstead also has nine years of management consulting experience, including five years with Deloitte & Touche LLP. Prior to earning his Masters of Business Administration in Finance from the University of Denver, Mr. Halstead worked as a metallurgical engineer. Mr. Halstead received his Bachelors degree in Metallurgical Engineering from the Colorado School of Mines, and his Masters of Accountancy from the University of Denver.

         Dr. Cuttriss has served as the President of Interpro since 1993. With 29 years experience in process operations in the mining and metallurgical industries, Dr. Cuttriss' experience includes holding the title of principal consultant and director of Metallurgy International Pty Ltd., from 1983 through 1993. He has undertaken management and technical assignments covering the design, commissioning and operation of mineral treatment plants, technical audits and evaluations, pilot plant testing and process development for projects throughout the world. Dr. Cuttriss received his Bachelors and Ph.D. degrees in Metallurgy from the University of Melbourne and his Masters in Metallurgy from the University of Queensland.

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

         (b)  IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

              N/A

         (c)  FAMILY RELATIONSHIPS

              As of April 30, 1999 and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

         (d)  INVOLVEMENT IN LEGAL PROCEEDINGS

              N/A

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes for the fiscal years ended April 30, 1998 and 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and our four other most highly compensated executive officers at April 30, 1999.

SUMMARY COMPENSATION TABLE

                                                                                             Long-term
                                                                                            Compensation
                                                         Annual compensation                   Awards
                                               ---------------------------------------     -------------
                                                                         Other Annual       Securities
                                     Fiscal                              Compensation       Underlying
  Name and Principal Position         Year     Salary ($)    Bonus ($)       ($)(1)         Options (#)
---------------------------------    ------    ----------    ---------   -------------     -------------
James E. Alexander                    1998     $ 204,870                    $ 60,553
President & CEO (2)                   1999       200,000       50,000         35,016           25,000

Boris Rubizhevsky                     1998       176,975                      25,946
Senior Vice President (3)             1999       184,100       40,000         25,404           22,500

Daniel J. Grady                       1998       125,603
Vice President                        1999       127,188       16,000                          15,625

Paul J Catuna                         1998       116,394                                      120,000
Chief Financial Officer (4)           1999       109,792       24,000

Robert H. Cuttriss                    1998           N/A          N/A
President of Interpro (5)             1999        92,872       80,000                          20,000


(1) Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such Named Executive Officers' annual compensation.

(2) Represents $35,016 for interest and taxes payable as a result of a loan in fiscal year 1999.

(3) Represents $25,404 paid for interest and taxes payable as a result of a loan.

(4)  Resigned effective March 1999.

(5) Interpro was acquired effective May 1, 1998. Prior to May 1, 1998, Dr. Cuttriss was not an Isonics Corporation employee. The bonus paid to Dr. Cuttriss in fiscal year 1999 was for back pay accrued prior to the acquisition of Interpro by Isonics Corporation.


STOCK OPTION GRANTS AND EXERCISES

The Company grants options to its executive officers under its Executives Plan and Incentive Plan and has options outstanding under its 1996 Stock Option Plan (the "Option Plan," and collectively the "Plans"). As of August 15, 1999, options to purchase a total of 430,721 shares, 77,500 shares, and 488,356 shares, respectively, were outstanding under the Executives Plan, Incentive Plan and Option Plan; and options to purchase 139,279 shares, 72,500 and 0 shares, respectively, remained available for grant.

There was no exercise of options or SARs during the fiscal year ended April 30, 1999.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                        Number of       Percent of total
                                        securities       options/SARs
                                        underlying        granted to
                                       options/SARs      employees in        Exercise price     Expiration
  Name and Principal Position          granted (#)       fiscal year              ($/Sh)            date
----------------------------------     ------------     ----------------     --------------     ----------
James E. Alexander
President & CEO                           25,000              5.2%               $1.44          April 2009


Boris Rubizhevsky
Senior Vice President                     22,500              4.7%               $1.44          April 2009

Daniel J. Grady
Vice President                            15,625              3.3%               $1.44          April 2009

Paul J Catuna
Chief Financial Officer                        0

Robert H. Cuttriss
President of Interpro                     20,000              4.2%               $2.00          April 2008

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                      Number of securities
                                         Shares                      underlying unexercised         Value of unexercised
                                       acquired on                      options/SARs at           in-the-money options/SARs
                                        exercise        Value            April 30, 1999               at April 30, 1999
 Name and Principal Position              (#)          realized     Exercisable/Unexercisable     Exercisable/Unexercisable
----------------------------------     -----------     --------     -------------------------     -------------------------
James E. Alexander
President & CEO                            0              0                25,000/25,000              $53,125/$53,125

Boris Rubizhevsky
Senior Vice President                      0              0                22,500/22,500              $47,813/$47,813

Daniel J. Grady
Vice President                             0              0              222,965/222,965            $651,843/$651,843

Paul J Catuna
Chief Financial Officer                    0              0                          0/0                        $0/$0

Robert H. Cuttriss
President of Interpro                      0              0                20,000/20,000              $31,350/$31,250


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

In September 1997, the Company entered into employment agreements with James
E. Alexander and Boris Rubizhevsky. The agreements have a term of four years and provide for annual salaries of $200,000 and $180,000, respectively. Either the Company or the officer may terminate the agreement at any time upon notice to the other party. Under the agreements, the officer is entitled to receive incentive compensation up to 50% of the officer's annual salary, as approved by the Company pursuant to such executive compensation plan as the Company may approve. The agreements provide that upon a termination of employment other than for cause (as defined in the agreements), the officer is entitled to severance compensation of 18 months of his salary, paid at the same time as salary payments, 25% of the officer's annual prevailing salary, paid upon termination, and in addition all outstanding stock options held by the officer will be accelerated and will become exercisable in full and the Company's right of repurchase will terminate with respect to such shares. The agreements provide for similar accelerated vesting of outstanding stock options, upon a change in control of the Company.

The Company has also entered into an employment agreement with Daniel J. Grady. The agreement has an indefinite term and provides for at-will employment, terminable at any time by either party. The agreement provides for a rate of annual compensation, which the Company will review annually. Under the agreement, Mr. Grady is entitled to participate in the Company's standard plans and policies. The agreement also includes confidentiality and invention assignment provisions.

Upon Mr. Catuna's resignation from the Company, Mr. Brantley J. Halstead was hired as Chief Financial Officer in March 1999. Mr. Halstead has entered into an employment agreement with the Company The agreement has an indefinite term and provides for at-will employment, terminable at any time by either party. The agreement provides for a rate of annual compensation, which the Company will review annually. Under the agreement, Mr. Halstead is entitled to participate in the Company's standard plans and policies. The agreement also includes confidentiality and invention assignment provisions.

The Company's directors were not compensated for their services during fiscal year 1999. However, each director was reimbursed for travel and related expenses associated with Board of Directors' meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of August 15, 1999, by: (i) each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and

(iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                      BENEFICIAL OWNERSHIP (1)
                                                                --------------------------------------
                  BENEFICIAL OWNER                              NUMBER OF SHARES      PERCENT OF TOTAL
                  ----------------                              ----------------      ----------------
James E. Alexander (2)                                                 2,226,218            33.1%

Boris Rubizhevsky (3)                                                  2,044,732            30.2%

Jacques Delente (4)                                                      361,339             5.4%

Robert H. Cuttriss (5)                                                   283,716             4.3%

Lindsay Gardner (6)                                                      293,785             4.4%

Paul J. Catuna (7)                                                        88,521             0.6%

Daniel J. Grady (8)                                                      237,600             3.5%

All executive officers and directors as a group (7                     5,535,911            81.5%
persons).  The address for all of the above
directors and executives officers is:
5906 McIntyre Street, Golden, CO  80401

Anne-Marie Barth (9)                                                     407,667             5.8%
Chemin de la Beraille 7, Thonex, Geneva, Switzerland

Adam Smith & Company (10) (14)                                           500,000             7.0%

Adam Smith Investment Partners (11) (14)                               1,106,668            14.3%

Anfel Trading (12) (14)                                                  666,668             9.2%

Fairway Investors (13) (14)                                              400,000             5.7%

(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission ("SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 6,629,578 shares of Common Stock outstanding on August 15, 1999, adjusted as required by rules promulgated by the SEC.

(2) Includes (i) 60,472 shares of Common Stock subject to a repurchase right in favor of the Company, (ii) warrants exercisable for 91,002 shares of Common Stock issued in connection with a private placement (the "Placement") of 12% nonconvertible promissory notes and warrants to purchase Common Stock of the Company held by the brother-in-law, mother-in-law and father-in-law of Mr. Alexander, and (iii) 25,000 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999.

(3) Includes (i) 60,472 shares of Common Stock subject to a repurchase right in favor of the Company, and (ii) 91,730 shares of Common Stock held by Mr. Rubizhevsky's wife, (iii) warrants exercisable for 91,002 shares of Common Stock issued in connection with the Placement held by the mother, father, mother-in-law and father-in-law of Mr. Rubizhevsky, (iv) 22,500 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999, and (v) 66,666 shares of Common Stock underlying 33,333 shares of convertible preferred stock and 33,333 options issued July 29, 1999 per the Adam Smith Offering ("Offering").

(4) Includes (i) 118,895 shares of Common Stock subject to a repurchase right in favor of the Company, (ii) warrants exercisable for 91,519 shares of Common Stock issued in connection with the Placement, and (iii) 5,938 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999.

(5) Includes (i) 173,451 held jointly with his wife, P. D. Cuttriss, (ii) 50% of 180,531 shares held by Metallurgy International, (90,265), and (iii) 20,000 options granted at acquisition of Interpro by Isonics Corporation.

(6) Includes (i) warrants exercisable for 91,001 shares of Common Stock issued in connection with the Placement, and (ii) 30,000 shares of Common Stock underlying stock options currently exercisable.

(7)  Includes (i) 2,071 shares held by parents Helen and Paul Catuna, Sr., and
     (ii) 7,029 shares of Common Stock issued in connection with the Placement and held jointly by parents Helen and Paul Catuna, Sr.

(8) Includes (i) 207,340 shares of Common Stock subject to stock options currently exercisable, and (ii) 15,625 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999.

(9) Represents (i) warrants exercisable for 83,333 shares of Common Stock issued in connection with the Placement, (ii) 50,000 shares of Common Stock underlying options granted as compensation for late loan repayments, and
     (iii) 266,666 shares of Common Stock underlying 133,333 shares of convertible preferred stock and 133,333 options issued July 29, 1999 in connection with the "Offering".

(10) Represents (i) warrants exercisable for 500,000 shares of Common Stock issued in connection with the "Offering".

(11) Represents 1,106,668 shares of Common Stock underlying 553,334 shares of convertible preferred stock and 553,334 options issued July 29, 1999 in connection with the "Offering".

(12) Represents 666,668 shares of Common Stock underlying 333,334 shares of convertible preferred stock and 333,334 options issued July 29, 1999 in connection with the "Offering".

(13) Represents 400,000 shares of Common Stock underlying 200,000 shares of convertible preferred stock and 200,000 options issued July 29, 1999 in connection with the "Offering".

(14) The address for Adam Smith & Company, Adam Smith Investment Partners, Anfel Trading, and Fairway Investors is: c/o Adam Smith & Company, Inc., 101 East 52nd Street, New York NY 10022.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were, nor are there any currently proposed transactions or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the Common Stock or any member of the immediate family of any such person had or will have a direct or indirect material interest other than compensation arrangements describe in "Executive Compensation".

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