Form 10QSB
period 1999-07-31
ISONICS CORP
filed 1999-09-14
CIK 1023966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-QSB

(Mark One)

   /x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended July 31, 1999



   / / Transition report under Section 13 or 15(d) of the Exchange Act.

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
The number of shares outstanding of the registrant's Common Stock, no par value, was 6,607,760 at September 10, 1999.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                               ISONICS CORPORATION

                                TABLE OF CONTENTS

                                   FORM 10-QSB

Part I:  Financial Information
         Item 1:      Financial Statements

                      Condensed Consolidated Balance Sheets as
                           of July 31, 1999 and April 30, 1999...........................................3
                      Condensed Consolidated Statements of
                           Operations for the Three Month Periods
                           Ended July 31, 1999 and 1998..................................................5
                      Condensed Consolidated Statements of Cash
                           Flows for the Three Month Periods
                           Ended July 31, 1999 and 1998..................................................6
                      Notes to Condensed Consolidated Financial
                           Statements....................................................................7

         Item 2:      Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations...................................................................10
Part II: Other Information

         Item 6:      Exhibits and Reports on Form 8-K..................................................20

Signatures            ..................................................................................21

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS


                      ISONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                                                              (UNAUDITED)
                                                                             JULY 31, 1999               APRIL 30, 1999
                                                                     -------------------------    -------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                         $                1,627       $                  452
     Accounts receivable (Net of allowance of $82)                                      1,135                          932
     Inventories                                                                        1,708                          651
     Prepaid expenses and other current assets                                            225                          160
                                                                     -------------------------    -------------------------
          Total current assets                                         $                4,695       $                2,195
                                                                     -------------------------    -------------------------

LONG-TERM ASSETS
     Property and equipment, net                                                          952                        1,018
     Goodwill, net                                                                      3,326                        3,388
     Notes receivable from shareholders                                                   133                          130
     Other assets                                                                          64                           75
                                                                     -------------------------    -------------------------
          Total long-term assets                                       $                4,475       $                4,611
                                                                     -------------------------    -------------------------

TOTAL ASSETS                                                           $                9,170       $                6,806
                                                                     =========================    =========================

            See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                              (UNAUDITED)
                                                                             JULY 31, 1999               APRIL 30, 1999
                                                                     -------------------------    -------------------------
CURRENT LIABILITIES:
     Notes payable and line of credit                                  $                1,356       $                1,136
     Notes payable to related parties                                                     246                          922
     Accounts payable                                                                   1,734                        1,368
     Accrued liabilities                                                                1,139                        1,086
                                                                     ------------------------------------------------------
          Total current liabilities                                    $                4,475       $                4,512
                                                                     ------------------------------------------------------

SHAREHOLDERS' EQUITY:
     Class A Preferred Stock--no par value.  10,000,000
          shares authorized; 1,816,667 shares outstanding                               2,725                           --
     Common stock--no par value.  20,000,000 shares
          authorized; 6,607,760 shares issued and outstanding                           6,952                        6,795
     Notes receivable from shareholders                                                 (477)                        (469)
     Accumulated deficit                                                              (4,505)                      (4,032)
                                                                     ------------------------------------------------------
          Total shareholders' equity                                   $                4,695       $                2,294
                                                                     ------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $                9,170       $                6,806
                                                                     ======================================================

            See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                            JULY 31,
                                              ------------------------------------
                                                      1999                1998
                                              ----------------     ---------------
Net revenues                                    $       3,084       $       3,933
Cost of revenues                                        2,399               2,989
                                              ----------------     ---------------
          Gross margin                                    685                 944

Operating expenses:
     Selling, general and administrative                  885                 682
     Research and development                             127                 323
     Restructuring and office closure                      66                  --
                                              ----------------     ---------------
          Total operating expenses                      1,078               1,005
                                              ----------------     ---------------

Operating loss                                          (393)                (61)
                                              ----------------     ---------------

Other income (expense):
     Foreign exchange                                       4                  --
     Interest income                                       41                  24
     Interest expense                                    (124)                (76)
                                              ----------------     ---------------
          Total other income (expense), net               (79)                (52)
                                              ----------------     ---------------
Loss before income taxes                                 (472)               (113)
Income tax expense                                          1                  20
                                              ----------------     ---------------

NET LOSS                                        $        (473)       $       (133)
                                              ================     ===============


NET LOSS PER SHARE--BASIC AND DILUTED
Net loss per share                              $       (0.07)       $      (0.02)
Shares used in computing per share
     information                                        6,608               5,978

            See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED JULY 31,
                                                                     ------------------------------------------------------
                                                                                 1999                         1998
                                                                     -------------------------    -------------------------
Net cash used in operating activities                                  $                (884)       $                (305)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Chemotrade, net of cash acquired                                          --                        (489)
     Purchases of property and equipment                                                  (1)                         (32)
                                                                     -------------------------    -------------------------
          Cash used in investing activities                            $                  (1)       $                (521)
                                                                     -------------------------    -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in line of credit                                                         370                          187
     Proceeds from issuance of long-term debt                                              75                           --
     Repayments of debt                                                                 (615)                         (25)
     Proceeds from issuance of common stock                                                --                           17
     Proceeds from issuance of Class A Preferred Stock                                  2,230                           --
                                                                     -------------------------    -------------------------
          Cash provided by financing activities                        $                2,060       $                  179
                                                                     -------------------------    -------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS:                                                                       1,175                        (647)
     Cash and cash equivalents at beginning of period                                     452                        1,044
                                                                     -------------------------    -------------------------
     Cash and cash equivalents at end of period                        $                1,627       $                  397
                                                                     =========================    =========================


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                     $                  124       $                   60
                                                                     =========================    =========================
          Income taxes                                                 $                    1       $                    1
                                                                     =========================    =========================

Supplemental disclosure of noncash investing and financing
     activities:
          Accounts payable converted into debt                         $                  243       $                   --
          Liabilities converted into Class A Preferred Stock                              495                           --
          Equipment acquired under capital lease                                           --                           10
                                                                     =========================    =========================

          Purchase of Chemotrade:
               Cash paid, net of cash acquired                                                      $                  546
               Stock issued to sellers                                                                                 894
               Debt issued to sellers                                                                                1,750
               Liabilities assumed                                                                                   1,598
                                                                                                       --------------------
                    Assets acquired (including goodwill of $3,385)                                  $                4,788
                                                                                                       ====================

            See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of July 31, 1999, and for the three months ended July 31, 1999, and 1998, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB.

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

INVENTORIES

Inventories consist of (in thousands):

                                                                             JULY 31, 1999               APRIL 30, 1999
                                                                     -------------------------    -------------------------
Finished goods                                                         $                1,181       $                  420
Work in progress                                                                           --                           --
Raw materials                                                                             527                          231
                                                                     -------------------------    -------------------------
     Total inventories                                                 $                1,708       $                  651
                                                                     =========================    =========================

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTES PAYABLE - RELATED PARTIES

Two notes were issued to each of the sellers of Chemotrade GmbH and subsidiary as consideration for a portion of the purchase price. The first note was repaid in August 1998. A partial payment of approximately $550 thousand, was paid in June 1999, on the second note. The remaining balance of approximately $343 thousand, including interest, was refinanced and is now payable July 31, 2000. The new interest rate is 12% per annum. In addition, approximately 69,000 warrants (five-year, $3.00 strike price) were issued in June 1999, in conjunction with the refinancing. The fair value of these warrants was determined to be $157 thousand, using the Black-Scholes option pricing model, and this value is being amortized as additional interest expense over the revised term of the note.


RESTRUCTURING AND OFFICE CLOSURE COSTS

On October 31, 1998, the Company announced a restructuring of its operations and relocation of its headquarters from San Jose, California to Golden, Colorado, the location of the Company's subsidiary, Interpro. A net charge for fiscal 1999 of approximately $691 thousand, was recorded, of which approximately $468 thousand, was related to the write-off of certain fixed assets, approximately $132 thousand, for the termination of certain lease agreements and approximately $91 thousand, for severance and other costs. As of July 31, 1999, the only significant restructuring cost remaining is the lease payments on the former San Jose office. This liability, net of sublease income, is estimated to be approximately $61 thousand, and will be paid over the next four years.


SIGNIFICANT CUSTOMERS

At July 31, 1999, one customer accounted for 33% of total accounts receivable. Two customers accounted for approximately 29% and 12% respectively of net revenues during the three months ended July 31, 1999. Two customers accounted for approximately 30% and 14% respectively of net revenues during the three months ended July 31, 1998.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PREFERRED STOCK ISSUANCE

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

In addition to converting $425,000 of existing debt into equity as part of the private placement, the Company:

- issued 500,000 warrants to purchase shares of the Company's common stock to an investment banker for service rendered following this placement. The warrants are exercisable at $3.75 per share through July 29, 2002.

- issued 46,667 units in satisfaction of all current and future obligations under the Isoserve royalty agreement.

- extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000 and extended the payment due date for certain unsecured promissory notes to January 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD LOOKING STATEMENTS INCLUDE: STATEMENTS REGARDING FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; STATEMENTS REGARDING FUTURE SELLING, GENERAL AND ADMINISTRATIVE COSTS AND RESEARCH AND DEVELOPMENT SPENDING AND OUR PRODUCT DEVELOPMENT STRATEGY; AND STATEMENTS REGARDING FUTURE CAPITAL EXPENDITURES AND FINANCING REQUIREMENTS. ALL FORWARD LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

Founded in 1992, Isonics Corporation ("Isonics" or the "Company") is a specialty chemical and advanced materials company, which develops and commercializes products based on stable isotopes. Stable isotopes are ultra pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers and high performance lighting and energy production. Stable isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics can be enhanced significantly. Using state-of-the-art technology, we produce a wide range of enriched stable isotopes, which are then converted into products, which meet the specialized needs of our customers.

Our core business originally was the production and supply of depleted zinc ("DZ"), a non-radio active stable isotope, to the energy industry. In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. The acquisition of Chemotrade added radioactive isotopes to our available products. Today we are no longer dependent on depleted zinc for a majority of our revenues. We believe that a substantial portion of our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interpro (doing business as Colorado Minerals Research Institute) is a contract research and development and materials processing company which performs key steps in our depleted zinc manufacturing process and is developing new, lower cost technologies to better meet our customer needs. Additionally, Interpro generates the majority of its revenues from contract research and process development engagements.

Chemotrade GmbH is headquartered in Dusseldorf, Germany, and its subsidiary is located in Leipzig, Germany. Chemotrade is a value-added re-seller of stable and radioactive isotopes. It supplies radioactive isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for brachytherapy applications. Chemotrade also distributes calibration sources, manufactured by duPont with Chemotrade supplied radioactive isotopes, in Germany and other European countries.

Chemotrade supplies various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Chemotrade's market is primarily Europe but frequently sales are made to North America and Asia.

Prior to June 1998, substantially all of our net revenues in any particular period were attributable to a limited number of customers and sales of depleted zinc and other stable isotopes. We have historically operated with little backlog. With the acquisition of Chemotrade we added radioisotopes to our product mix, and consistent with our historical experience, our quarterly results are expected to be materially affected by the size, timing and quantity of depleted zinc, and since June 1998, radioisotopes orders, and product shipments during a given quarter. As a result, a lost or delayed sale could have a significant impact on our operating results for a particular period, and such fluctuations could materially and adversely affect the our business, financial condition and results of operations.

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

                                                THREE MONTHS ENDED
                                                     JULY 31,
                                       --------------------------------------
                                              1999                 1998
                                       -----------------    -----------------
Net revenues                                 100.0    %           100.0    %
Cost of revenues                              77.8                 76.0
                                       -----------------    -----------------
     Gross margin                             22.2                 24.0
                                       -----------------    -----------------

Operating expenses:
     Selling, general &
          administrative                      28.7                 17.4
     Research & development                    4.1                  8.2
     Restructuring & office closure            2.1                   --
                                       -----------------    -----------------
          Total operating expenses            34.9                 25.6
                                       -----------------    -----------------
Operating income (loss)                      (12.7)                (1.6)
                                       --------------------------------------

Other income (expense) net                    (2.6)                (1.3)
                                       -----------------    -----------------
Income (loss) before income taxes            (15.3)                (2.9)
                                       -----------------    -----------------
Income tax expense                              --                  0.5
                                       -----------------    -----------------
NET INCOME (LOSS)                            (15.3)    %           (3.4)    %
                                       =================    =================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET REVENUES

Net revenues for the three months ended July 31, 1999, were $3.084 million, a decrease of 22% over $3.933 million for the same period in the prior fiscal year. The decrease is primarily because our net revenues from contract research & development engagements decreased approximately $606 thousand for the three months ended July 31, 1999, to approximately $374 thousand. Net revenues from depleted zinc sales were approximately $1.016 million, net revenues from radioisotope sales were approximately $950 thousand, and net revenues from stable isotope sales were approximately $744 thousand, for the three months ended July 31, 1999. Net revenues from depleted zinc and radioisotope sales were slightly lower than the same quarter in the prior fiscal year primarily because of fewer orders for these products. Net revenues from stable isotope sales increased slightly primarily because of increased demand for our carbon-13 and oxygen-18 products.

GROSS MARGIN

Gross margin for the three months ended July 31, 1999, decreased to approximately 22% of net revenues from approximately 24% for the same period in the prior fiscal year. The decrease is primarily because of a change in product mix sold during the quarter as discussed above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased on a dollar basis to approximately $885 thousand, or approximately 29% of net revenues for the three months ended July 31, 1999, from $682 thousand, or 17.4% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended July 31, 1999, was primarily attributable to increased usage of professional services including legal, business development and accounting services, while the percentage increase was primarily caused by lower revenues. We anticipate that selling, general and administrative expenses will generally remain stable or decrease in absolute dollars because of our move to Colorado is complete, and because of cost cutting measures implemented throughout the Company, specifically the consolidation of overhead functions in Golden with our subsidiary, Interpro. However, as a percentage of net revenues SG&A costs will still vary because of the timing and size of large depleted zinc and radioactive isotope sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by approximately $196 thousand, or approximately 61%, to $127 thousand for the quarter ended July 31, 1999, from $323 thousand for the comparable period in fiscal 1998, while declining on a percentage basis to approximately 4% of net revenues from approximately 8%.

The dollar decrease during the quarter ended July 31, 1999, was primarily because of decreased staffing and material costs associated with the development of isotopically pure silicon wafers and development costs incurred at Interpro. We believe that the development and introduction of new product applications is critical to our future success and we expect that research and development expenses will increase (as measured in dollars), in the near term because of the timing of material usage and outside services, but will likely continue to vary as a percentage of revenues because of the timing and size of large depleted zinc and radioactive isotope sales.


RESTRUCTURING AND OFFICE CLOSURE

On October 31, 1998, we announced a restructuring of our operations and relocation of our headquarters to Golden, Colorado, the location of our subsidiary, Interpro. We recorded a $708 thousand, charge of which approximately $468 thousand, is related to the write-off of certain fixed assets, $132 thousand to terminate certain lease agreements and approximately $108 thousand, for severance and other costs. As of July 31, 1999, the only significant restructuring cost remaining is the lease payments on the former San Jose office, which has been sublet for the remaining term of our lease. The net liability is estimated to be approximately $61 thousand and will be incurred over the next four years. The $66 thousand incurred in the quarter ending July 31, 1999 was primarily moving costs incurred by two senior executives.


OTHER INCOME (EXPENSE), NET

Other income (expense), net reflects interest expense, amortization of debt issuance costs and the fair value of warrants issued in connection with the debt, and foreign currency gains and losses. Other (expense), net increased by approximately $27 thousand, to $79 thousand, for the quarter ended July 31, 1999, from other (expense), net of approximately $52 thousand, for the comparable period of the previous fiscal year. The increase in interest expense of approximately $48 thousand, was offset by an increase in interest income of approximately $17 thousand, and a foreign currency exchange gain of approximately $4 thousand.


INCOME TAXES

There was income tax expense for the quarter ended July 31, 1999, because of income generated by our Germany-based subsidiary, Chemotrade, during the quarter. The income tax expense for the three months ended July 31, 1999, was approximately $1 thousand, a decrease of approximately $19 thousand from the income tax expense incurred in the comparable period of the prior fiscal year of approximately $20 thousand.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funding have been cash from borrowed funds and sales of preferred stock. We used cash in operating activities of approximately $884 thousand and $305 thousand, during the three months ended July 31, 1999, and 1998, respectively. Cash used in operating activities during the three months ended July 31, 1999 was principally the result of a net loss of approximately $473 thousand and increases in accounts receivable, and inventory, offset by adjustments for non-cash items, primarily depreciation and amortization, and increases in accounts payable and accrued liabilities. Cash used by operating activities during the three months ended July 31, 1998, was principally the result of a net loss of $133 thousand, net of adjustments for non-cash items, primarily depreciation, amortization, and increases in accounts receivable, inventory, and other current assets.

Our investing activities used cash of $1 thousand, and $32 thousand for the three months ended July 31, 1999, and 1998, respectively, resulting from purchases of property and equipment. Cash amounting to $489 thousand, was also used during the three months ended July 31, 1998 for the purchase of our subsidiary Chemotrade.

Financing activities generated cash of $2.060 million during the three months ended July 31, 1999, and $179 thousand during the comparable period of the previous fiscal year. Cash provided by financing activities during the three months ended July 31, 1999, resulted primarily from the issuance of $2.725 million in convertible preferred stock for cash, proceeds from net borrowings on the revolving line of credit, of $370 thousand, and issuance of debt of $75 thousand, that were offset by repayments of debt of $615 thousand. Cash provided during the three months ended July 31, 1998, resulted primarily from repayments of debt of $25 thousand, offset by net borrowings on the revolving line of credit of $187 thousand and proceeds of $17 thousand from the sale of common stock.

At July 31, 1999, we had approximately $1.627 million of cash and cash equivalents, an increase of approximately $1.175 million, compared to $452 thousand as of April 30, 1999. At July 31, 1999, we had positive working capital of approximately $220 thousand, an increase of approximately $2.537 million from April 30, 1999. The increase is primarily the result of proceeds from the issuance of preferred stock in July 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 29, 1999, we issued approximately $2.725 million in convertible preferred stock. Cash proceeds from this transaction totaled approximately $2.230 million and conversion of several notes payable to preferred stock totaled approximately $0.495 million. This convertible preferred stock placement is described in detail in the Form 8-K we filed on August 11, 1999.

The revolving line of credit with Coast Business Credit ("Coast"), the Company's primary lender, is secured by substantially all of the assets of the Company. Interest is at prime (7.75% at July 31, 1999) plus 4%. In April 1999, Coast sent notification that we were in default of the terms of the loan agreements. As a result, Coast placed substantial restrictions on the availability of funds and established revised repayment terms. Because of this default, the entire outstanding balance has been classified as current. Borrowings are presently limited to the lesser of:

- $500,000 or 35% of eligible inventory; and
- $1,250,000 or 80% of eligible accounts receivable.

We have implemented new cash management policies and procedures, which will increase our ability to more effectively manage our cash resources. These efforts include more rigorous internal reporting, and timing inventory acquisitions more closely with sales to reduce inventory carrying costs and better match related cash inflows and outflows. We believe that our cash management strategies along with borrowings from our line of credit, and the proceeds from our recently completed private placement, will be sufficient for us to meet our cash needs for the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In evaluating our business, prospective investors should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.


RELATIONSHIP WITH CERTAIN SUPPLIERS AND AVAILABILITY OF RAW MATERIALS

We depend on an isotope enrichment plant, located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation (the "Ministry"), which is part of the cabinet of the government of the Russian Federation, for one process involved in the manufacturing of DZ. We also rely upon a single supplier of raw material for DZ. We signed an agreement with the commercial department of the Ministry to purchase certain isotope separation services through 2001. Disruption or termination of services provided by the Ministry or our single supplier of raw material could have a material and adverse affect upon our financial condition and results of operations.

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


CUSTOMER CONCENTRATION

Historically, substantially all of our net revenues in any particular period have been attributable to a limited number of customers. Consistent with our historical experience, our quarterly results during fiscal 1999 and 2000 are expected to be affected materially by the level of orders received from significant depleted zinc, stable, and radioisotope users during such quarters and product shipments by us to depleted zinc and radioisotope customers during such periods. There can be no assurance that our current customers will continue to purchase products. A decrease in or loss of orders from one or more major customers would have a material and adverse effect on our financial condition and results of operations.


FACTORS AFFECTING OPERATING RESULTS; VARIABILITY OF ORDERS

We operate with little backlog and a significant portion of our net revenues have been, and we believe will continue to be, derived from a limited number of orders that are processed and shipped in the same quarter in which the orders are received. The timing of such orders and their fulfillment has caused, and is likely to continue to cause, material fluctuations in our operating results. Our expense levels are relatively fixed, and as has been the case in prior quarters, these factors will affect our operating results for future periods.

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


DATES FOLLOWING DECEMBER 31, 1999 AND BEYOND (THE "YEAR 2000 PROBLEM")

Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. We rely on our internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. We have evaluated such systems and have implemented and tested appropriate changes to our systems to ensure Y2K compatibility. We believe the cost of addressing any unidentified issues with the Year 2000 Problem will not have a material adverse affect on our results of operations or financial position. Additionally, based on information received from our key third party vendors, we have evaluated the potential impact of a Year 2000 problem on the part of our important third party vendors and have found none. However, even though the Year 2000 issue does not materially affect our internal systems, we could be affected through disruption in the operation of the enterprises with which we interact.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


VOLATILITY OF STOCK PRICE

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations or new products by us or our competitors, and other events or factors. In addition, the stock market has experienced wide price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose securities are traded. These broad market fluctuations may adversely effect the market price of our common stock and common stock warrants.

                           PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended July 31, 1999, however on approximately August 11, 1999, we filed a Form 8-K describing our sale of approximately $2.725 million of convertible preferred stock. This sale occurred on July 29, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 10h day of September, 1999.

         Isonics Corporation
              (Registrant)



         By    /s/James E. Alexander
           -------------------------------------------------
           James E. Alexander
           President, Chief Executive Officer and Director




         By    /s/Brantley J. Halstead
           -------------------------------------------------
           Brantley J. Halstead
           Chief Accounting Officer and Chief Financial Officer