Form 10QSB
period 1999-10-31
ISONICS CORP
filed 1999-12-20
CIK 1023966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended October 31, 1999



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

                              5906 McINTYRE STREET
                             GOLDEN, COLORADO 80403
                             -----------------------
                    (Address of principal executive offices)

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
Yes  X    No
   ----      ----

The number of shares outstanding of the registrant's Common Stock, no par value, was 6,607,760 at December 10, 1999.

Transitional Small Business Disclosure Format (check one):

Yes       No   X
   ----      ----

                               ISONICS CORPORATION

                                TABLE OF CONTENTS

                                   FORM 10-QSB

Part I:  Financial Information

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets as
                       of October 31, 1999 and April 30, 1999...............................3
                  Condensed Consolidated Statements of Operations
                       for the Three and Six Month Periods Ended
                       October 31, 1999 and 1998............................................5
                  Condensed Consolidated Statements of Cash Flows
                       for the Six Month Periods Ended October 31,
                       1999 and 1998........................................................6
                  Notes to Condensed Consolidated Financial
                       Statements...........................................................7

         Item 2:  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................................12

Part II: Other Information

         Item 6:  Exhibits and Reports on Form 8-K.........................................21

Signatures ................................................................................22

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

                                ISONICS CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS
                                                                            (UNAUDITED)
                                                                          OCTOBER 31, 1999             APRIL 30, 1999
                                                                     ------------------------     ------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                         $                  313       $                  452
     Accounts receivable (Net of allowance of $82)                                      1,870                          932
     Inventories                                                                        1,741                          651
     Prepaid expenses and other current assets                                            184                          160
                                                                     ------------------------     ------------------------
          Total current assets                                         $                4,108       $                2,195
                                                                     ------------------------     ------------------------

LONG-TERM ASSETS
     Property and equipment, net                                                          885                        1,018
     Goodwill, net                                                                      3,264                        3,388
     Notes receivable from shareholders                                                   135                          130
     Other assets                                                                          55                           75
                                                                     ------------------------     ------------------------
          Total long-term assets                                       $                4,339       $                4,611
                                                                     ------------------------     ------------------------

TOTAL ASSETS                                                           $                8,447       $                6,806
                                                                     ========================     ========================

                      See notes to condensed consolidated financial statements.

                                ISONICS CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            (UNAUDITED)
                                                                          OCTOBER 31, 1999              APRIL 30, 1999
                                                                      ------------------------     ------------------------
CURRENT LIABILITIES:
     Notes payable and line of credit                                  $                  460       $                1,136
     Notes payable to related parties                                                     354                          922
     Accounts payable                                                                   2,095                        1,368
     Accrued liabilities                                                                  973                        1,086
                                                                     ------------------------     ------------------------
          Total current liabilities                                    $                3,882       $                4,512
                                                                     ------------------------     ------------------------
SHAREHOLDERS' EQUITY:
     Class A Preferred Stock--no par value.  10,000,000
          shares authorized; 1,830,000 shares outstanding                               2,745                           --
     Common stock--no par value.  20,000,000 shares
          authorized; 6,607,760 shares issued and outstanding                           6,952                        6,795
     Notes receivable from shareholders                                                  (485)                        (469)
     Accumulated deficit                                                               (4,647)                      (4,032)
                                                                     ------------------------     ------------------------
          Total shareholders' equity                                   $                4,565       $                2,294
                                                                     ------------------------     ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $                8,447       $                6,806
                                                                     ========================     ========================

                      See notes to condensed consolidated financial statements.

                                ISONICS CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          OCTOBER 31,                              OCTOBER 31,
                                               -----------------------------------     ------------------------------------
                                                    1999                1998                1999                1998
                                               ---------------     ---------------     ---------------     ----------------
Net revenues                                    $       4,460       $       3,706       $       7,544       $        7,639
Cost of revenues                                        3,469               3,193               5,868                6,182
                                               ---------------     ---------------     ---------------     ----------------
          Gross margin                                    991                 513               1,676                1,457

Operating expenses:
     Selling, general and administrative                  945                 936               1,830                1,618
     Research and development                             205                 389                 332                  712
     Restructuring and office closure                      --                 708                  66                  708
                                               ---------------     ---------------     ---------------     ----------------
          Total operating expenses                      1,150               2,033               2,228                3,038
                                               ---------------     ---------------     ---------------     ----------------

Operating loss                                           (159)             (1,520)               (552)              (1,581)
                                               ---------------     ---------------     ---------------     ----------------
Other income (expense):
     Foreign exchange                                      (4)                (96)                 --                  (96)
     Interest income                                        9                   6                  50                   30
     Other income                                         112                  --                 112                   --
     Interest expense                                    (101)                (91)               (225)                (167)
                                               ---------------     ---------------     ---------------     ----------------
          Total other income (expense), net                16                (181)                (63)                (233)
                                               ---------------     ---------------     ---------------     ----------------
Loss before income taxes                                 (143)             (1,701)               (615)              (1,814)
Income tax expense                                          0                  --                   1                   20
                                              ================     ===============     ===============     ================
NET LOSS                                        $        (143)      $      (1,701)      $        (616)      $       (1,834)
                                              ================     ===============     ===============     ================
NET LOSS PER SHARE--BASIC AND DILUTED
Net loss per share                              $       (0.02)      $       (0.28)      $       (0.09)      $        (0.30)
Shares used in computing per share
     information                                        6,608               6,167               6,608                6,072

                      See notes to condensed consolidated financial statements.

                                ISONICS CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)

                                                                                 SIX MONTHS ENDED OCTOBER 31,
                                                                     ------------------------------------------------------
                                                                                 1999                         1998
                                                                     -------------------------    -------------------------
Net cash (used in) provided by operating activities                    $              (1,385)       $                   62

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Chemotrade, net of cash acquired                                          --                         (546)
     Purchases of property and equipment                                                   --                         (108)
                                                                     ------------------------     ------------------------
          Cash used in investing activities                            $                   --       $                 (654)
                                                                     ------------------------     ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in line of credit                                                        (298)                       1,009
     Proceeds from issuance of notes payable                                               75                          500
     Repayments of notes payable                                                         (781)                      (1,640)
     Proceeds from issuance of common stock                                                --                           17
     Proceeds from issuance of Class A Preferred Stock                                  2,250
     Payments of debt issuance costs                                                       --                          (30)
                                                                     ------------------------     ------------------------
          Cash provided by (used in) financing activities              $                1,246       $                 (144)
                                                                     ------------------------     ------------------------
NET (DECREASE) IN CASH AND CASH
     EQUIVALENTS:                                                                        (139)                        (736)
     Cash and cash equivalents at beginning of period                                     452                        1,044
                                                                     ------------------------     ------------------------
     Cash and cash equivalents at end of period                        $                  313       $                  308
                                                                     ========================     ========================

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                     $                  186       $                  109
                                                                     ========================     ========================
          Income taxes                                                 $                    1       $                  151
                                                                     ========================     ========================

Supplemental disclosure of noncash investing and
     financing activities:
          Accounts payable converted into notes payable                $                  243       $                   --
          Liabilities converted into Class A Preferred Stock                              495                           --
          Issuance of warrants in conjunction with notes payable                          157                           14
                                                                     ========================     ========================
          Purchase of Chemotrade:
               Cash paid, net of cash acquired                                                      $                  546
               Stock issued to sellers                                                                                 894
               Notes payable issued to sellers                                                                       1,750
               Liabilities assumed                                                                                   1,598
                                                                                                  ========================
                    Assets acquired (including goodwill of $3,385)                                  $                4,788
                                                                                                  ========================

                       See notes to condensed consolidated financial statements.

                                ISONICS CORPORATION AND SUBSIDIARIES
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of October 31, 1999, and for the three and six months ended October 31, 1999, and 1998, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 1999.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options and warrants. Basic net income (loss) per share is computed by dividing net income (loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method. A total of approximately 7.550 million outstanding stock options and warrants have been excluded from the diluted earnings per share calculation as the inclusion would be antidilutive.

INVENTORIES

Inventories consist of (in thousands):

                                                                         OCTOBER 31, 1999              APRIL 30, 1999
                                                                     ------------------------     ------------------------
Finished goods                                                         $                1,552       $                  420
Work in progress                                                                           71                           --
Raw materials                                                                             118                          231
                                                                     ------------------------     ------------------------
     Total inventories                                                 $                1,741       $                  651
                                                                     ========================     ========================

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES PAYABLE - RELATED PARTIES

Two notes were issued to each of the sellers of Chemotrade GmbH and subsidiary as consideration for a portion of the purchase price. The first note was repaid in August 1998. A partial payment of approximately $550 thousand was paid in June 1999, on the second note. The remaining balance of approximately $343 thousand, including interest, was refinanced and is now payable July 31, 2000. The new interest rate is 12% per annum. In addition, approximately 70,000 warrants (five-year, $3.00 strike price) were issued in June 1999, in conjunction with the refinancing. The fair value of these warrants was determined to be $157 thousand, using the Black-Scholes option pricing model, and this value is being amortized as additional interest expense over the revised term of the note.

RESTRUCTURING AND OFFICE CLOSURE COSTS

On October 31, 1998, the Company announced a restructuring of its operations and relocation of its headquarters from San Jose, California to Golden, Colorado, the location of the Company's subsidiary, Interpro. As of October 31, 1999, the only significant restructuring cost remaining is the lease payments on the former San Jose office. This liability, net of sublease income, is estimated to be approximately $54 thousand, and will be paid over the next four years.

SIGNIFICANT CUSTOMERS

At October 31, 1999, one customer accounted for 12% of total accounts receivable. A different customer accounted for approximately 17% of net revenues during the three months ended October 31, 1999, and the same customer accounted for approximately 10% of net revenues during the six months ended October 31, 1999. A different customer accounted for approximately 25% of net revenues during the six months ended October 31, 1998. There were no significant customers during the three months ended October 31, 1998.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PREFERRED STOCK ISSUANCE

On July 29, 1999, the Company completed a private placement financing to accredited investors and certain creditors valued in total at $2.7 million. The Company issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one warrant. The Company received $2,250,000 cash proceeds and converted $495,000 of long-term debt and other obligations. Each share of the Series A Convertible Preferred Stock is convertible into one share of the Company's common stock at a conversion price of $1.50. The liquidation preference for the Series A Convertible Preferred Stock is $1.50. Each warrant allows the investor to purchase one share of the Company's common stock for $3.75 through July 29, 2002.

In addition to converting $495,000 of existing debt and other obligations into equity as part of the private placement, the Company:

- issued 500,000 warrants to purchase shares of the Company's common stock to an investment banker for service rendered in this placement. The warrants are exercisable at $3.75 per share through July 29, 2002.
- extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000 and extended the payment due date for certain unsecured promissory notes to January 2000.

SEGMENT INFORMATION

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          OCTOBER 31,                              OCTOBER 31,
                                              -----------------------------------     -----------------------------------
                                                    1999              1998                 1999               1998
                                              ---------------     ---------------     ---------------    ----------------
Segment revenues:
     Isotope products                           $       4,076       $       3,003       $       6,827       $       6,006
     Contract research and development
          services and other                              384                 703                 717               1,633
                                              ---------------     ---------------     ---------------    ----------------
          Total                                 $       4,460       $       3,706       $       7,544       $       7,639

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          OCTOBER 31,                              OCTOBER 31,
                                              -----------------------------------     -----------------------------------
                                                    1999              1998                 1999               1998
                                              ---------------     ---------------     ---------------    ----------------
Segment operating (loss) income:
     Isotope products                           $        (28)       $       (897)       $       (329)       $        (877)
     Contract research and development
          services and other                            (131)               (623)               (223)                (704)
                                              ---------------     ---------------     ---------------    -----------------
          Total                                 $       (159)       $     (1,520)       $       (552)       $      (1,581)

                                                    October 31, 1999
                                              -----------------------------
Total Assets:
     Isotope products                           $                     7,423
     Contract research and development
          services and other                                          1,024
                                              -----------------------------
          Total                                 $                     8,447

A summary of operations by geographic area is as follows:

                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          OCTOBER 31,                              OCTOBER 31,
                                              -----------------------------------     -----------------------------------
                                                    1999              1998                 1999               1998
                                              ---------------     ---------------     ---------------    ----------------
Net revenues:
     United States                              $       1,895       $         965       $       2,805      $        3,056
     Germany                                            2,565               2,741               4,739               4,583
                                              ---------------     ---------------     ---------------    ----------------
          Total                                 $       4,460       $       3,706       $       7,544      $        7,639
                                              ---------------     ---------------     ---------------    ----------------
                                                      THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          OCTOBER 31,                              OCTOBER 31,
                                              -----------------------------------     -----------------------------------
                                                    1999              1998                 1999               1998
                                              ---------------     ---------------     ---------------    ----------------
Operating (loss) income:
     United States                              $        (275)       $     (1,590)       $       (724)      $      (1,700)
     Germany                                              116                  70                 172                 119
                                              ---------------     ---------------     ---------------    ----------------
          Total                                 $        (159)       $     (1,520)       $       (552)      $      (1,581)

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                October 31, 1999
                           --------------------------
Total Assets:
     United States         $                    6,716
     Germany                                    1,731
                           --------------------------
          Total            $                    8,447

SALE OF DEPLETED ZINC BUSINESS

On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC. ("Eagle-Picher") for approximately $8.2 million cash of which $6.7 million was paid on December 1, 1999. Additionally, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us with 200 kilograms of Silicon-28 in 2000. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock.

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

Originally, our core business was the production and supply of depleted zinc ("DZ"), a non-radioactive stable isotope, to the energy industry. In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. The acquisition of Chemotrade GmbH ("Chemotrade") in 1998 added radioactive isotopes to our available products. As a result of the sale of our depleted zinc business in December 1999, (see discussion below) our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets.

International Process Research Corporation ("Interpro", doing business as Colorado Minerals Research Institute) is a contract research and development and materials processing company and is developing new, lower cost technologies to better meet our customers' needs. Interpro generates the majority of its revenues from contract research and process development engagements.

Chemotrade is headquartered in Dusseldorf, Germany, and its subsidiary is located in Leipzig, Germany. Chemotrade is a value-added re-seller of stable and radioactive isotopes. It supplies radioactive isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for brachytherapy applications. Chemotrade also distributes calibration sources, manufactured by duPont with Chemotrade supplied radioactive isotopes, in Germany and other European countries.

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

Prior to June 1998, substantially all of our net revenues in any particular period were attributable to a limited number of customers and sales of depleted zinc and other stable isotopes. We have historically operated with little backlog. With the acquisition of Chemotrade we added radioisotopes to our product mix, and consistent with our historical experience, our quarterly results have been materially affected by the size, timing and quantity of orders and product shipments during a given quarter.

On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for approximately $8.2 million cash of which $6.7 million was paid on December 1, 1999. Additionally, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us with 200 kilograms of Silicon-28 in 2000. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock.

As a result, we anticipate lower revenues in future quarters and a lost or delayed sale of radioisotopes could have a significant impact on our operating results for a particular period, and such fluctuations could materially and adversely affect the our business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                      OCTOBER 31,                              OCTOBER 31,
                                       --------------------------------------     -------------------------------------
                                              1999                 1998                 1999               1998
                                       -----------------    -----------------     ----------------   ------------------
Net revenues                                 100.0    %           100.0    %           100.0    %           100.0    %
Cost of revenues                              77.8                 86.2                 77.8                 80.9
                                       -----------------    -----------------     ----------------   ------------------
     Gross margin                             22.2                 13.8                 22.2                 19.1
                                       -----------------    -----------------     ----------------   ------------------
Operating expenses:
     Selling, general &
          administrative                      21.2                 25.3                 24.3                 21.2
     Research & development                    4.6                 10.5                  4.4                  9.3
     Restructuring & office closure             --                 19.1                  0.8                  9.3
                                       -----------------    -----------------     ----------------   ------------------
          Total operating expenses            25.8                 54.9                 29.5                 39.8
                                       -----------------    -----------------     ----------------   ------------------
Operating income (loss)                       (3.6)               (41.1)                (7.3)               (20.7)
                                       -----------------    -----------------     ----------------   ------------------
Other income (expense) net                     0.3                 (4.8)                (0.9)                (3.0)
                                       -----------------    -----------------     ----------------   ------------------
Income (loss) before income taxes             (3.3)               (45.9)                (8.2)               (23.7)
                                       -----------------    -----------------     ----------------   ------------------
Income tax expense                              --                   --                   --                  0.3
                                       -----------------    -----------------     ----------------   ------------------
NET INCOME (LOSS)                             (3.3)   %           (45.9)   %            (8.2)   %           (24.0)   %
                                       =================    =================     ================   ==================

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET REVENUES

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, revenues will be decreased on an annual basis by approximately $6.0 million dollars. The impact on the fiscal year ended April 30, 2000 should be somewhat less as the sale occurred seven months into the fiscal year.

Net revenues for the three months ended October 31, 1999, were $4.460 million, an increase of approximately 20% over $3.706 million for the same period in the prior fiscal year. The increase is primarily because our net revenues from stable isotopes sales increased approximately $1.559 million thousand for the three months ended October 31, 1999, to approximately $3.282 million. Net revenues from radioisotope sales decreased approximately $526 thousand for the three months ended October 31, 1999, to approximately $794 thousand. Net revenues from contract research and development services sales as well as other sources of sales decreased approximately $319 thousand for the three months ended October 31, 1999, to approximately $384 thousand. Net revenues from stable isotope and radioisotope sales varied considerably from the same quarter in the prior fiscal year primarily because of timing of large depleted zinc and radioisotope sales orders and shipments.

Net revenues for the six months ended October 31, 1999, were $7.544 million, a decrease of approximately 1% from $7.639 million for the same period in the prior fiscal year. The decrease is primarily because our net revenues from contract research and development engagements and other sources of sales decreased approximately $916 thousand for the six months ended October 31, 1999, to approximately $717 thousand. Net revenues from radioisotope sales also decreased approximately $437 thousand for the six months ended October 31, 1999, to approximately $1.744 million. These decreases were offset by net revenues from stable isotope sales, which increased approximately $1.258 thousand for the six months ended October 31, 1999, to approximately $5.083 million. Net revenues from stable isotopes and radioisotope sales varied because of the timing and size of large depleted zinc and radioisotope sales orders and shipments.

GROSS MARGIN

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, gross margin will be decreased on an annual basis by approximately $1.0 million dollars. The impact on the fiscal year ended April 30, 2000 should be somewhat less as the sale occurred seven months into the fiscal year. As a percentage of revenues gross margin should not change significantly.

Gross margin for the three months ended October 31, 1999, increased to approximately 22.2% of net revenues from approximately 13.8% for the same period in the prior fiscal year. The increase is primarily because of a change in product mix sold during the quarter as discussed above. Gross margin for the six months ended October 31, 1999, increased to approximately 22.2% of net revenues from approximately 19.1% for the same period in the prior fiscal year. The increase is primarily because of a change in product mix sold during the the six month period as discussed above.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, selling, general and administrative expenses will be decreased on an annual basis by approximately $100 thousand dollars. The impact on the fiscal year ended April 30, 2000 should be somewhat less as the sale occurred seven months into the fiscal year. As a percentage of revenues selling, general and administrative expenses should increase, as revenues will be significantly lower.

Selling, general and administrative expenses increased on a dollar basis to approximately $945 thousand, or approximately 21.2% of net revenues for the three months ended October 31, 1999, from $936 thousand, or 25.3% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended October 31, 1999, was primarily attributable to increased usage of professional services including legal, business development and accounting services, while the percentage decrease was primarily caused by higher revenues.

We anticipate that selling, general and administrative expenses will generally remain stable or decrease in absolute dollars because our move to Colorado is complete, and because of cost cutting measures implemented throughout the Company, specifically the consolidation of overhead functions in Golden with our subsidiary, Interpro. However, as a percentage of net revenues SG&A costs will still vary because of the timing and amount of future revenues.

Selling, general and administrative expenses increased on a dollar basis to approximately $1,830 thousand, or approximately 24.3% of net revenues for the six months ended October 31, 1999, from $1,618 thousand, or 21.2% of net revenues in the comparable period of the prior year. The dollar increase for the six months ended October 31, 1999, was primarily attributable to increased usage of professional services including legal, business development and accounting services, while the percentage increase was primarily caused by the same factors.

RESEARCH AND DEVELOPMENT

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, research and development expenses will not be significantly affected. However, as a percentage of revenues research and development expenses should increase, as revenues will be significantly lower.

Research and development expenses decreased by approximately $184 thousand, or approximately 47%, to $205 thousand for the quarter ended October 31, 1999, from $389 thousand for the comparable period in fiscal 1998, while declining on a percentage basis to approximately 4.6% of net revenues from approximately 10.5%. The dollar decrease during the quarter ended October 31, 1999, was primarily because of decreased staffing and material costs associated with the development of isotopically pure silicon wafers and development costs incurred at Interpro.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Research and development expenses decreased by approximately $380 thousand, or approximately 53%, to $332 thousand for the six months ended October 31, 1999, from $712 thousand for the comparable period in fiscal 1998, while declining on a percentage basis to approximately 4.4% of net revenues from approximately 9.3%. The dollar and percentage decrease during the six months ended October 31, 1999, was primarily because of decreased staffing and material costs associated with the development of isotopically pure silicon wafers and development costs incurred at Interpro.

We believe that the development and introduction of new product applications is critical to our future success and we expect that research and development expenses will increase (as measured in dollars), in the near term because of the timing of material usage and outside services, but will likely continue to vary as a percentage of revenues because of the timing and amount of future revenues.

RESTRUCTURING AND OFFICE CLOSURE

On October 31, 1998, we announced a restructuring of our operations and relocation of our headquarters to Golden, Colorado, the location of our subsidiary, Interpro. We recorded a $708 thousand charge in connection with the restructuring.

As of October 31, 1999, the only significant restructuring cost remaining is the lease payments on the former San Jose, California office, which has been sublet for the remaining term of our lease. The net liability is estimated to be approximately $54 thousand and will be incurred over the next four years. The $66 thousand expense in the six months ending October 31, 1999 was primarily related to moving costs incurred by two senior executives.

OTHER INCOME (EXPENSE), NET

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, interest expense will be significantly lower as several notes payable were paid with a portion of the cash proceeds. The impact as a percentage of revenues of other income (expense), net is not readily determinably as both the expense and revenues will be significantly lower.

Other income (expense), net includes interest expense, amortization of debt issuance costs and the fair value of warrants issued in connection with the debt, and foreign currency gains and losses. Other income, net increased by approximately $197 thousand, to $16 thousand, for the quarter ended October 31, 1999, from other (expense), net of approximately $181 thousand, for the comparable period of the previous fiscal year. The increase in interest expense of approximately $10 thousand, was offset by an increase in other income of approximately $112 thousand due to a favorable settlement of an outstanding contingency and a reduction in foreign currency exchange losses of approximately $92 thousand.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other (expense), net decreased by approximately $170 thousand, to $63 thousand, for the six months ended October 31, 1999, from other (expense), net of approximately $233 thousand, for the comparable period of the previous fiscal year. The increase in interest expense of approximately $58 thousand, was offset by an increase in other income of approximately $112 thousand due to a favorable settlement of an outstanding contingency and a reduction in foreign currency exchange losses of approximately $96 thousand.

INCOME TAXES

We realized a gain on the sale of our depleted zinc business of approximately $1.0 million. The tax effect of this sale, net of any tax loss carryforwards available as yet can not be determined.

There was no income tax expense for the quarters ended October 31, 1999, and October 31, 1998. Income tax expense for the six months ended October 31, 1999 and 1998, relates to income generated by our Germany-based subsidiary, Chemotrade. We have recorded a valuation allowance against our deferred tax assets as realization of the benefits is not assured.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, liquidity has been significantly improved.

Our principal sources of funding have been cash from borrowed funds and sales of preferred stock. We used cash in operating activities of approximately $1.385 million and generated cash of $62 thousand, during the six months ended October 31, 1999, and 1998, respectively. Cash used in operating activities during the six months ended October 31, 1999 was principally the result of a net loss of approximately $616 thousand, and an increase in operating working capital. Cash generated by operating activities during the six months ended October 31, 1998, was principally the result of a net loss of $1.834 million, reduced by non-cash charges and decreases in operating working capital.

Our investing activities used cash of $654 thousand for the six months ended October 31, 1998, primarily for purchases of property and equipment. Cash amounting to $546 thousand, was also used during the six months ended October 31, 1998 for the purchase of our subsidiary Chemotrade.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financing activities generated cash of $1.246 million during the six months ended October 31, 1999, and used cash of $144 thousand during the comparable period of the previous fiscal year. Cash provided by financing activities during the six months ended October 31, 1999, resulted primarily from the issuance of convertible preferred stock for cash of $2.250 million, and proceeds from the issuance of long-term debt of $75 thousand. Net repayments on the revolving line of credit of $298 thousand, and repayments of debt of $781 thousand were the primary uses of cash during the six month period ended October 31, 1999. Cash used during the six months ended October 31, 1998, resulted primarily from repayments of debt of $1.640 million, offset by net borrowings on the revolving line of credit of $1.009 million and proceeds of $500 thousand from the issuance of long-term debt.

At October 31, 1999, we had approximately $313 thousand of cash and cash equivalents, a decrease of approximately $139 thousand, compared to $452 thousand as of April 30, 1999. At October 31, 1999, we had positive working capital of approximately $226 thousand, an increase of approximately $2.543 million from April 30, 1999. The increase is primarily the result of proceeds from the issuance of preferred stock in July 1999.

During the six months ended October 31, 1999, we issued approximately $2.745 million in convertible preferred stock. Cash proceeds totaled approximately $2.250 million and conversion of notes payable and other obligations to preferred stock totaled approximately $0.495 million. This convertible preferred stock placement is described in detail in the Form 8-K we filed on August 11, 1999.

At October 31, 1999, we were in default of our borrowing agreements with Coast Business Credit ("Coast"), and at that date had approximately $215 thousand of outstanding borrowings. We have used some of the proceeds of the depleted zinc business sale describe above to pay off the Coast borrowings and our relationship with Coast has been terminated. We currently have no borrowing agreements in place with any lenders.

We believe that the cash proceeds from the recent sale of our depleted zinc business will be sufficient for us to meet our cash needs for the next twelve months. However, our long-term capital requirements will only be met if we are able to generate profits from operations and positive cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In evaluating our business, prospective investors should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

Following the sale of our depleted zinc business, our primary risk is our reliance on products that have to date not produced significant revenues. We operate with little backlog and a significant portion of our net revenues have been, and we believe will continue to be, derived from a limited number of orders that are processed and shipped in the same quarter in which the orders are received. These orders being primarily for radioisotopes. The timing of such orders and their fulfillment has caused, and is likely to continue to cause, material fluctuations in our operating results. Our expense levels are relatively fixed, and as has been the case in prior quarters, these factors will affect our operating results for future periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RELATIONSHIP WITH CERTAIN SUPPLIERS AND AVAILABILITY OF RAW MATERIALS

We depend on an isotope enrichment plant, located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation (the "Ministry"), which is part of the cabinet of the government of the Russian Federation, for most of our stable and radioisotopes. We signed an agreement with the commercial department of the Ministry to purchase certain isotope separation services through 2001. Disruption or termination of services provided by the Ministry could have a material and adverse affect upon our financial condition and results of operations.

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

CUSTOMER CONCENTRATION

Historically, substantially all of our net revenues in any particular period have been attributable to a limited number of customers. Consistent with our historical experience, our quarterly results are expected to be affected materially by the level of orders received and product shipments by us during such periods. This factor pertains primarily to radioisotope sales. There can be no assurance that our current customers will continue to purchase products. A decrease in or loss of orders from one or more major radioisotope customers would have a material and adverse effect on our financial condition and results of operations.

MANAGEMENT OF GROWTH

We have experienced periods of rapid growth that have placed a significant strain on our financial and managerial resources. Our ability to manage growth effectively, particularly given our changing scope of operations, will require us to continue to implement and improve our management, operational, and financial information systems, as well as to develop the management skills of our personnel and to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations.

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

                          PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

One report on Form 8-K was filed during the quarter ended October 31, 1999, on August 11, 1999, describing our sale convertible preferred stock.

No other reports on Form 8-K were filed during the quarter ended October 31, 1999. However on December 15, 1999, we filed a Form 8-K describing the sale of our depleted zinc business to Eagle-Picher Technologies, LLC. for approximately $8.2 million cash of which $6.7 million was paid on December 1, 1999. Additionally, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us with 200 kilograms of Silicon-28 in 2000. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 20th day of December, 1999.

         Isonics Corporation
              (Registrant)



         By /s/ James E. Alexander
            --------------------------------------------------------
                James E. Alexander
                President, Chief Executive Officer and Director

         By /s/ Brantley J. Halstead
            --------------------------------------------------------
                Brantley J. Halstead
                Chief Accounting Officer and Chief Financial Officer