Form 10KSB40/A
period 1999-04-30
ISONICS CORP
filed 2000-02-16
CIK 1023966

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                 AMENDMENT NO. 2
                                       ON
                                   FORM 10-KSB
(MARK ONE)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                REDEEMABLE CLASS A COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on February 10, 2000 was $12,372,477. Excludes approximately 4,927,790 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at February 10, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock, no par value, as of February 10, 2000: was 6,605,414 shares.

     Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

================================================================================

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

     Isonics Corporation is an advanced materials and technology company which develops and commercializes products based on enriched stable isotopes. Stable isotopes can be thought of as extremely pure materials. This high degree of purification accomplished on the sub-atomic level provides enhanced performance properties compared to normal purity materials. Stable isotopes have commercial uses in several areas, including: energy; medical research, diagnostics and drug development; product tagging and stewardship; semiconductors; and optical materials. Isonics has successfully developed and commercialized several isotope products and intends to promote the emergence and growth of new stable isotope applications.

     Our principal product through November 1999 was isotopically depleted zinc. Depleted zinc is used to prevent corrosion in nuclear power plants. Corrosion is a cause of high radiation fields in such plants and can result in radiation exposure to workers. Depleted zinc also reduces environmental cracking in certain kinds of nuclear reactors, which if not controlled, can require extremely costly repairs, or possibly result in premature shutdown and de-commissioning of the facility. We believe that we have historically provided substantially all of the depleted zinc used in nuclear power plants worldwide. However, in December 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC.

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

     The rare, stable isotope of carbon, carbon-13, is the key ingredient for most DBTs. Isonics is the third largest supplier of carbon-13 in the world and is the only non-Japanese owned supplier. To further strengthen this position, in February 1998, we formed a joint venture with the Institute of Stable Isotopes in Tblisi, Georgia. The purpose of the joint venture was to increase carbon-13 production at the Institute initially, and then to transfer that production technology to manufacturing facilities to be established in Europe and North America. Our carbon-13 production capacity does not presently meet our anticipated requirements. Consequently, in December 1999, we entered into an agreement with Eagle-Picher Technologies, LLC, to purchase carbon-13 from the their-Oklahoma-based facility. To date this facility has not produced any carbon-13, or other carbon isotopes of sufficient enrichment to be of commercial interest to us. We believe production of enriched carbon isotopes from this facility will commence in 2000.

     We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. One of the properties of isotopically pure silicon-28 is its high thermal conductivity, which we are currently researching for use in semiconductor applications. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products. According to the Semiconductor Industry Association, sales in 1998 of silicon wafers and other semiconductor substrates were over $7 billion.

     Improved thermal conductivity of a thin film of isotopically pure silicon-28 was demonstrated by a researcher at Brown University in 1997. The 60% room temperature improvement was in line with Isonics' expectations based on our preliminary research. Since 1994, Isonics has been working to produce isotopically pure silicon-28 epitaxial wafers suitable for the manufacture of semiconductor devices. Epitaxial wafers are made by taking an existing silicon wafer and then growing a thin surface layer of silicon using chemical vapor deposition.

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

RECENT BUSINESS ACQUISITIONS

     INTERNATIONAL PROCESS RESEARCH CORPORATION

     Effective April 30, 1998, we purchased all of the outstanding capital stock of International Process Research Corporation ("Interpro") from a previously unaffiliated corporation (Metallurgy International, Inc.) Interpro, which does business as Colorado Minerals Research Institute, is a contract research and development, and materials processing company. Interpro performed (through December 1, 1999) key steps in Isonics' depleted zinc manufacturing process. Interpro is also jointly developing new, lower-cost technologies to enable us to better meet customer needs. The acquisition was made to assure future availability of this critical manufacturing technology, and to provide an infrastructure platform for performing value-added processing of other isotopes. Our consolidated balance sheets at April 30, 1999 and 1998 include the assets and liabilities of Interpro. Our consolidated statement of operations includes Interpro only for fiscal 1999 since the acquisition occurred on the last day of fiscal 1998. In connection with the acquisition, we issued 353,982 shares of our Common Stock (valued at $708,000) in exchange for all of the outstanding shares of Interpro. We accounted for the acquisition as a purchase.

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

     The sellers guaranteed Chemotrade's defined pre-tax earnings during the sixteen months ended April 30, 1999, and the twelve months ended April 30, 2000, and 2001. Chemotrade has met the initial pre-tax earnings goal for the sixteen months ended April 30, 1999. If the defined pre-tax earnings for 2000 and 2001 are met, the sellers will receive additional consideration of $271,000. If the defined pre-tax earnings are not met, the consideration will be reduced.

BUSINESS RECENTLY DISPOSED OF

     On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for $8.2 million, including $1.5 million to be paid over a period of three years. Eagle-Picher's obligation to pay the final $1.5 million is subject to certain contingencies. We received cash of approximately $6.7 million from Eagle-Picher at the closing, of which approximately $1.2 million was used to pay certain accrued liabilities.

     The Agreement executed between us and Eagle-Picher provides for:

     (1) Our sale of the depleted zinc business to Eagle-Picher for a purchase price including approximately $6.7 million in cash plus three additional payments of $500,000 over the next three years, and
     (2) Eagle-Picher's sale to us of 200 kilograms of silicon-28 in consideration for a forty-two (42) month Warrant grant to Eagle-Picher for the purchase of 4,000,000 shares of our common stock at purchase price of $3.75 per share. The Warrant is subject to a registration rights agreement. The amount of the Warrant can be reduced if Eagle-Picher is unable to supply the full 200 kilograms of silicon-28 during calendar year 2000.

     Related to, but separate from, the sale of the depleted zinc business, we contemporaneously signed a ten-year Supply Agreement by which we will have the exclusive right to purchase quantities of isotopically pure silicon-28, silicon-29, and silicon-30, and a non-exclusive right to purchase quantities of isotopically pure carbon-12 and carbon-13 produced by Eagle-Picher from its Oklahoma-based facilities for a ten-year period. The Supply Agreement locks-in what we believe is a favorable purchase price for the aforementioned isotopes. As partial consideration for the exclusivity provision, we agreed to pay Eagle-Picher a fee equal to 3.0% of the net revenues from all sales made by us of products incorporating enriched silicon isotopes supplied by Eagle-Picher. The ability of Eagle-Picher to produce isotopes meeting the specifications of the Supply Agreement is contingent upon Eagle-Picher successfully beginning production of silicon-28 as scheduled by March 2000.

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

     Stable isotopes of an element differ in mass and diameter, as well as several nuclear properties, such as cross-section, spin and magnetic moment. Differences in these properties can result in substantially different effects, and some of these differences have the potential for commercial application. For example, in ultra chemically pure crystals grown for electronics or optical applications, isotopic impurities are the greatest contributor to crystal disorder because of mass and diameter variations. Eliminating this disorder by using a single enriched isotope (i.e. isotopically pure substance) results in increased thermal conductivity and optical transparency, and thus in improved product performance. Similarly, enriching or depleting isotopes based upon their cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of some semiconductors in the computer industry, and for use as targets to produce radioisotopes for the medical and other industries.

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

COMPANY STRATEGY

     We believe that our strength is the ability to bring the necessary ingredients together to identify, evaluate, develop, engineer, and successfully commercialize applications for stable isotopes and value-added products manufactured from stable isotopes. This is evidenced by management's experience (at the Company and in prior employment) in developing depleted zinc from what was initially a cost prohibitive concept to a commercial product. The worldwide market for depleted zinc is now one of the largest for a stable isotope product.

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

PRODUCTS

     Depleted zinc sales have historically been our most significant source of revenues. However, in fiscal 1999, our revenues were generated from a more broad range of sources, including depleted zinc sales (approximately 35%), radioisotopes sales (approximately 34%), and other stable isotopes sales including our newly introduced silicon-28 isotope (approximately 15%). The balance of our revenues comes from the operations of our subsidiary, International Process Research Corporation (approximately 16%), who performs metallurgical and mineral processing contract research and process analysis test work. Because we sold our depleted zinc business in December 1999, depleted zinc will continue to be a significant contributor to our revenues from operations in FY 2000, however depleted zinc sales will cease to be a significant contributor to our revenues in subsequent fiscal years.

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

     Effective December 1, 1999, we sold our depleted zinc business to Eagle-Picher as described above.

     RADIOISOTOPES

     With the acquisition of Chemotrade GmbH in Germany, we have expanded our product offerings to include radioisotopes produced at several facilities in Russia and Uzbekistan. Radioisotopes are radioactive. These products are sold to Isonics under territory-specific, exclusive distribution agreements with the licensed representatives of the production facilities. Extensive export controls effectively restrict the flow of these products to well-defined channels, limiting the price competition more commonly observed with some stable isotope products from countries which once were part of the former Soviet Union. Sales of these products represented 34% of net revenues in fiscal 1999.

     Radioisotopes are used in fields as diverse as basic physics, biomedical research, medical imaging and therapy, radioactive waste management technology development, and inspection/verification technologies. Several of these market segments are already experiencing strong growth, and with additional radioisotope-based products in various stages of development and regulatory approval, promise significant potential for further growth. Examples of existing and emerging applications follow.

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

     MEDICAL IMAGING AND THERAPY. Radioisotopes have been used for years in the diagnosis and treatment of many medical conditions in humans. The trend in these two areas has been towards increasingly more specific chemicals which, after labeling with the radioisotope and introduced into the patient, quickly concentrate at the site of interest. In theory, the appropriate choice of chemical and radioisotope labels would allow disease detection and determination of extent, followed by therapy selection, administration and monitoring. Several classes of chemical compounds ranging from monoclonal antibodies to peptides, most recently, are being developed, tested and approved for use in the detection, and eventually, the treatment of many disease states. While certain isotopes will remain the dominant radioisotopes for imaging and therapy monitoring, they typically have no role in therapy. We believe that with the increased supply of new radioisotopes and the ongoing development of highly specific biochemical therapies, this market segment represents a major growth opportunity.

     BRACHYTHERAPY. Cancer therapy continues to evolve to more effectively target the many different types of cancer. The radioisotope labeled compounds mentioned above promise great advances in focused treatment, but are still well in the future. Today, external beam radiotherapy and chemotherapy are the predominant technologies used in cancer treatment, but another technology, brachytherapy, is emerging in the treatment of specific disease states like prostate cancer. In this technique, small sealed sources are inserted directly into the tumor using a variety of minimally invasive surgical methods. The radioisotope is chosen to ensure that only the tissue immediately adjacent to the implanted seed is irradiated; this avoids irradiating nearby healthy tissue as occurs with external beam radiotherapy. Several companies (Theragenics, North American Scientific, International Isotopes, etc.) already offer or have announced plans to offer brachytherapy products for the treatment of certain forms of prostate cancer. Studies continue in the application of this technique for other tumor types, including some breast cancers. We currently supply several companies with radioisotopes for this application. We believe this market segment represents one of the largest growth opportunities for radioisotopes.

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

     INDUSTRIAL APPLICATIONS. Numerous industrial applications require radioactive materials. One of the largest uses is in radioactive source standards. These are employed as calibration tools for numerous radiation detectors, with one of the largest standards users being the Nuclear Medicine departments in the thousands of hospitals throughout the world. We supply many isotopes used in the manufacture of these sources and distribute the finished products of one of these manufacturers in parts of Europe. The continued growth in the numbers and complexity of Nuclear Medicine imaging equipment, especially PET (Positron Emission Tomography), should ensure growth in the demand for these radioisotopes.

     STABLE ISOTOPE LABELED COMPOUNDS

     Stable isotope labeled compounds ("SILCs") are created by incorporating carbon, nitrogen, hydrogen, and oxygen isotopes into several thousand relevant chemical compounds. Sales of SILCs represented approximately 15% and 16% of our net revenues in fiscal 1999 and 1998. SILCs allow researchers to probe the metabolism of living systems, determine the structures of important biological compounds, design new drugs and measure extremely low levels of environmental toxins. We believe that greater availability of stable isotopes and advances in instrumentation (improvements in sensitivity and reduced cost) will promote increased demand for SILCs. We have expanded our ability to acquire some of these isotopes as a result of the Supply Agreement we entered into with Eagle-Picher. If Eagle-Picher is able to produce enriched carbon isotopes from its facilities in Oklahoma, we will have expanded our supply of these isotopes and we will no longer be solely dependent on facilities in the former Soviet Union as suppliers of these isotopes. Examples of existing and emerging applications include:

     METABOLIC STUDIES. Increasingly, drug studies are performed with labeled drugs to facilitate research on metabolism, distribution, mode of action, and elimination. The FDA may eventually mandate the labeling of all new drugs for investigational use during some or all phases of pre-clinical and clinical evaluations of these drugs, but there can be no assurance that the FDA will make this mandate in the near future, if at all.

     RATIONAL DRUG DESIGN. Nuclear magnetic resonance ("NMR") spectroscopy is being developed as a tool to determine the structure of larger and larger molecules in solution, many of which cannot be analyzed by the more traditional x-ray crystallography techniques. We believe that this new NMR sensitivity, combined with the sophisticated isotopically labeled cell growth media needed to produce the labeled human proteins, will require an increasing supply of the stable isotopes of carbon, nitrogen, and deuterium.

     PRODUCT TAGGING AND STEWARDSHIP APPLICATIONS. The source of materials and explosives may be identified, without changing their chemistry, by tagging with the stable isotopes of carbon, nitrogen, oxygen, and hydrogen. Several other approaches are currently being implemented, and other technologies have also been proposed. These other approaches involve the addition of extraneous materials such as dyes, exotic chemical compounds or radioactive compounds. We believe that adding such extraneous materials can sometimes detract from the performance of the product. Tagging with small amounts of isotopically engineered versions of the material itself results in a unique identifier which behaves chemically in exactly the same way as the host material.

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

     Most DBTs are intended to replace unpleasant, costly and sometimes risky procedures such as endoscopies and biopsies of the digestive system. We believe that DBTs may become a widely used and accepted diagnostic tool. Certain DBTs are currently being sold in the U.S. and in Europe. Their ease of administration may allow medical internists and general practitioners to use them, potentially resulting in lower cost, earlier diagnosis, and broader application.

     The market for DBTs is defined by the incidence of diseases addressed, and existing, alternative diagnostic procedures. The urea breath test is the most established DBT. As they become more widely available, carbon-13 urea breath tests ("UBTs") may address a potential population of approximately 8 million peptic ulcer patients in the U.S., who presently utilize drugs and procedures with an estimated cost of at least $2 billion each year. We believe that the UBT, coupled with antibiotic treatment, can reduce the cost of peptic ulcer management. Two companies in the U.S. have received FDA approval for a carbon-13 UBT. We believe that several companies in Europe have received regulatory approval.

     The following table identifies additional breath tests, which are at various stages of clinical research and pre-clinical and clinical trials by various third parties.

     BREATH TEST                               CONDITION DIAGNOSED
----------------------------  --------------------------------------------------
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

     We have entered this market supplying carbon-13 to manufacturers. We are considering a possibility of manufacturing pharmaceutical-grade substrates sometime in the future. We purchase carbon-13 from the Institute of Stable Isotopes located in Tblisi, Georgia. This institute was the center of development of technology for light isotope separation in the former Soviet Union.

     We are investigating the feasibility of building such plants and are considering various strategic options, such as partnering or acquisition of complementary technologies or businesses, to leverage our carbon-13 production capability. One such effort is the Supply Agreement we negotiated with Eagle-Picher for the supply of various isotopes including carbon-13 as described above.

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

     MEDICAL IMAGING AND THERAPY MATERIALS

     Stable isotopes of thallium, zinc, cadmium, xenon, oxygen, strontium, and many others are routinely used in a variety of medical imaging and therapy applications. In their enriched form or converted to a specific radioactive isotope in a cyclotron or nuclear reactor, these materials are incorporated in chemical compounds which concentrate in specific parts of the human body upon injection, inhalation, or ingestion. Measuring the distribution of the materials in the patient can assist physicians in diagnosing disease states and developing appropriate treatment therapies, some of which incorporate radioactive materials produced from stable isotopes.

     Isonics has decided to pursue one particular target isotope, oxygen-18, used to produce fluorine-18, which is incorporated into the pseudo-sugar, FDG, and used in Nuclear Medicine to diagnose multiple metabolic abnormalities. Recent approvals by the FDA, favorable reimbursement levels by Medicare/Medicaid and third party insurers, combined with similar dynamics in Europe and Asia are expected to result in significant growth in FDG studies, which should translate into increased oxygen-18 demand. Buyers of oxygen-18 range from the single site users who purchase in gram quantities to the radiopharmacy companies who will buy in kilogram quantities.

     To meet this demand, we announced in May 1999 a multi-year joint cooperation agreement with Global Scientific Technologies in Russia, which is the third largest producer of oxygen-18 in the world. With market demand exceeding supply and increasing market prices, this agreement encompasses current production, increased production through recycling, new production facilities in the U.S. and elsewhere, and new value-added forms of the isotope. The agreement has resulted in a shift in our sales and marketing strategy from smaller buyers to larger commercial providers of irradiation equipment, flourine-18, and FDG, who will likely dominate the market and whom we anticipate will favor long-term supply partnerships.

     We will initially focus our sales efforts on the smaller buyer until assured supplies permit us to aggressively pursue long-term supply agreements with the large radiopharmacy companies, like PetNet, Syncor, Nycomed-Amersham, etc., who we believe will dominate this market through their networks of regional radiopharmacies. To supply this anticipated demand, we are exploring a combination of options which include exclusive distribution rights for existing production, investment in expansion of existing production facilities, and investment in our own production facilities.

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

     ISOTOPICALLY PURE SEMICONDUCTORS

     Isotopic purification of carbon used to manufacture synthetic diamonds has resulted in substantially improved physical properties. Published tests conducted by General Electric Corporation and others have shown that the removal of a small amount of carbon-13 to produce isotopically pure carbon-12 synthetic diamonds can result in a 50% improvement in thermal conductivity of the diamond at room temperature. Additionally the new diamond was found to be highly transparent, and the transmission of certain frequencies of laser light was increased by approximately ten times without the diamond sustaining damage. General Electric Corporation has stated that isotopically pure carbon-12 diamonds may enable faster, more reliable computers due to their superior heat removal capability and may result in more efficient cutting tools and more accurate laser measurement devices, and that the new diamonds may enable designers to use lasers in semiconductor fabrication techniques.

     Studies conducted at Lawrence Berkeley Laboratory and the Max Planck Institute on isotopically pure germanium have shown thermal conductivity improvements similar to those found in isotopically pure carbon-12 diamonds. The thermal conductivity of a thin film of isotopically pure silicon-28 was demonstrated by a researcher at Brown University in 1997. The thermal conductivity was found to be 60% higher than natural silicon at room temperature and 40% higher at 100 degrees Centigrade. We believe that this level of thermal conductivity improvement should significantly benefit the semiconductor industry, and therefore we have decided to concentrate our development efforts on silicon-28 for the near term future.

     According to the Semiconductor Industry Association, the 1998 market for silicon wafers and other semiconductor substrates was approximately $7 billion. Improvement in the thermal conductivity of silicon is important since as the feature size of semiconductor devices continuously decreases, the power density increases. As power density increases, more heat is generated per unit volume causing the device-operating temperature to rise. The semiconductor industry is moving toward lower operating voltages and is using mechanical means to remove bulk heat, but we believe that greater heat dissipation on the micro scale will become even more important to the industry in the future. Better thermal conductivity directly affects heat removal capability, and indirectly improves device speed. As the industry moves toward deep sub-micron devices, the ability to remove heat will be a prime consideration for the semiconductor industry.

     We believe that if commercial opportunities emerge, isotopically pure silicon-28, deployed as wafers or substrates and as silane or trichlorosilane gas for building epitaxial layers should find a niche in the manufacture of high-performance silicon semiconductors. Even at a premium price, we believe that silicon-28 can compete in high-performance, less cost-driven markets. We have produced isotopically pure silicon-28 silane gas, and we have produced silicon-28 epitaxial layers on natural silicon substrates.

     We believe that these materials meet industry standards for semiconductor fabrication and have met the quality standards for microprocessor fabrication. We have provided specimens to academic institutions and industrial semiconductor manufacturers. These institutions have agreed to measure certain physical and electrical properties of silicon-28, manufacture devices, and compare the performance to devices made with natural silicon. Epitaxial wafers with layers of silicon-28 made to custom specifications are currently for sale in pilot-scale quantities. It is our goal to provide silicon-28 epitaxial wafers to a wide variety of semiconductor manufacturers, but the best near term opportunity appears to be microprocessors and certain power semiconductors. To this end, we delivered wafers to Advanced Micro Devices in the fourth quarter of fiscal 1999.

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

     During fiscal 1999, we signed a joint research and development agreement with Silex Systems Ltd. The agreement calls for Silex to partially fund some of our development activities and for Silex to assess the feasibility of building a silicon isotope separation plant using Silex's patented laser isotope separation process. These agreements represent the launch of our efforts to ensure a large supply of silicon isotopes at a reasonable cost to support the large-scale manufacture of isotopically pure silicon wafers. In December 1999, we entered into a

Supply Agreement with Eagle-Picher Technologies, LLC for the supply of isotopically pure silicon-28 from its Oklahoma-based facility. This Supply Agreement, described in detail above, superceded a prior agreement, signed in fiscal 1999, with Eagle-Picher to cooperate on developing silicon-28 production capabilities at the Oklahoma facility. As of February 10, 2000, no silicon-28 has been delivered by Eagle-Picher, however, shipments are scheduled for April 2000 per the terms of the agreement.

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

     We have focused our efforts on developing lower-cost, carbon-13 separation methods and the production of high chemical-purity, silicon-28 silane gas and epitaxial wafers made from that silane gas. To date this work has been performed for us on a sub-contract basis by unaffiliated contractors. We attempt to retain, to the maximum extent possible, ownership of any intellectual property resulting from such work.

     We have been seeking to enter into formal joint development agreements with a number of semiconductor industry participants in the areas of silicon wafer manufacture and various potential applications for isotopically engineered silicon. During fiscal 1999, we signed an agreement with Voltaix, Inc. to be the distributor of our products for the ion implantation industry. The first product being sold in accordance with the Voltaix agreement is silicon tetrafluoride enriched in the silicon-29 isotope. The isotopically enriched materials allow higher beam currents and higher productivity than the natural silicon tetrafluoride currently used in the industry.

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

     In April 1999, we announced that we had entered into an exclusive licensing agreement with Yale University that entitles us to exclusive intellectual property right to patents covering semiconductor devices derived for isotopically engineered materials. The license requires payment by us of a royalty based on a percentage of our, or our sublicensees', net sales of products derived from technology covered by the Yale patents (#5,144,409, dated September 1, 1992, and #5,442,191, dated August 15, 1995).

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

     Depleted Zinc. During fiscal 1999, we were among the leading producers of depleted zinc. We also believed that other entities or persons were expected to begin producing depleted zinc in substantial quantities in the near future. Several such possible producers have adequate technical and financial resources to become viable competitors in the near future. In particular, Siemens has indicated that it has a relationship with Ultracentrifuge Netherlands ("UCN") and GE has indicated that it may establish a second Russian supply source. UCN also competes with us in the markets for medical target isotopes. This competitive environment, along with many other factors, contributed to our decision to sell our depleted zinc business to Eagle-Picher Technologies, LLC in December 1999.

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

MANUFACTURING AND SUPPLY

     Consistent with our strategy to minimize capital expenditures, we obtain isotopes through multi-year supply agreements. To a lesser extent, from time to time, we also obtain stable isotopes from a variety of other Russian isotope sources and may invest in our own isotope production facilities in the future upon determining the optimum production technology. Currently, we obtain substantially all of our isotopes from Russia, the Republic of Georgia, and other locations within the former Soviet Union. In December 1999, we entered into a Supply Agreement with Eagle-Picher Technologies, LLC, for the right to purchase enriched silicon and carbon isotopes from its facilities in Oklahoma. In addition, Eagle-Picher has an obligation to provide us 200 kilograms of isotopically pure silicon-28 during calendar year 2000. The first deliveries from the Eagle-Picher silicon facility are scheduled to begin in April 2000.

     We have entered into a Supply Agreement dated July 1996 with Techsnabexport and an isotope enrichment plant located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation, which is part of the cabinet of the government of the Russian Federation. The term of the Supply Agreement is through 2001. Under the Supply Agreement, the plant will produce depleted zinc and other stable isotopes for us, will allocate its stable isotope production capacity to us, and will produce other isotopes to respond to marketplace demand for our other stable isotopes. Under the Supply Agreement, the specific terms for each year's production, including pricing terms, are negotiated between the parties by November 1 of the preceding year. The agreement provides, among other things:

     - that the plant will not sell depleted zinc to third parties located in North America or to other parties for resale in North America;

     - that as long as the plant is able to meet all of our requirements for depleted zinc at prices competitive with other potential suppliers we will not buy depleted zinc from other third parties located in the Russian Federation; and
     - that disputes arising under the Supply Agreement will be resolved by arbitration conducted in Sweden under the arbitration rules of the Stockholm Chamber of Commerce.

     The enforceability of the agreement might be subject to the greater degree of uncertainty than if the agreement was with a U.S. company, and disputes were resolved in the U.S. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia. Accordingly, our operations could be materially adversely affected if hostilities involving Russia should occur, if trade between Russia and the United States were interrupted or curtailed, or if we should fail to obtain and maintain all necessary governmental approvals. We have assigned this supply agreement to Eagle-Picher and we no longer have any rights under it.

     Operations in Russia entail certain other risks, including, among others, supply disruptions as well as introduction of tariffs and fluctuations in freight rates. See "Item 6. Management's Discussion and Analysis or Plan of Operation Factors That May Affect Future Operating Results - Operations in Russia." There can be no assurance that our relationship with our processor in Russia will be successfully maintained. Disruption or termination of our supply sources could delay shipments by us and could have a material adverse effect on our business, financial condition and results of operations. We do not presently maintain political risk insurance but we will evaluate the desirability and availability of such insurance in the future.

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

     Recognizing the need to have more control over the production of Isonics' isotopes, we announced plans for a joint venture with the Institute of Stable Isotopes in the Republic of Georgia - the pre-eminent center for the separation of light isotopes in the countries that comprised the former Soviet Union. This agreement calls for investment by both parties to increase carbon-13 production at the Institute and provides for exclusive sales of all carbon-13 production to Isonics. This agreement also grants rights to us to employ the Institute's separation technology at new production facilities anywhere in the world. The two parties have also agreed to cooperate on development projects, which would include new isotope production technologies, as well as, new applications of isotope products.

     To increase capacity and to geographically diversify our production of certain isotopes, on December 1, 1999, we entered into a Supply Agreement with Eagle-Picher Technologies, LLC, for it to supply us with enriched isotopes of silicon and carbon. We have already purchased 200 kilograms from Eagle-Picher to be delivered during 2000. Eagle-Picher expects to produce these isotopes from its facilities in Oklahoma, a portion of which are currently under construction. There can be no guarantee, however, that the facility will be able to produce high-purity isotopes on commercially reasonable terms. We believe that this relationship with Eagle-Picher may improve our profitability and will improve the security of our supply if the facility performs as expected.

     We have historically depended upon a single processor, located in Russia, for one process involved in the manufacturing of our products, and upon a single supplier or a limited number of suppliers and processors for certain other manufacturing processes. Although we do have written agreements with certain of our suppliers and processors, we do not have any written agreements with other suppliers and processors. We seek to reduce our dependence on our sole and limited suppliers, but disruption or termination of any of the sources could occur, and such disruptions could have at least a temporary material adverse affect on our business, financial condition and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could materially adversely affect our relations with our customers. Although the relationship with Eagle-Picher should provide greater security for our supply of silicon and carbon isotopes, if the facility performs as expected, there can be no assurance that it will in fact to so.

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

     FDA REGULATION

     We are not currently subject to any FDA regulation because we do not currently manufacture any DBTs, drug products, or other medical devices. Our customers may, in many cases, be subject to FDA regulation. If we, in the future, test, manufacture, market, distribute, export, or sell diagnostic products (such as any DBTs) or medical devices, we will also likely be subject to extensive and rigorous regulation by the United States and other countries in which we may choose to test, manufacture or market our proposed diagnostic products. As of the date of this Form 10-KSB, we have not determined those countries, other than the United States, where we might seek regulatory approvals to market any such products it may develop. The products we intend to develop are subject to rigorous preclinical and clinical testing and other FDA approval requirements, and similar requirements in most other countries.

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

     No company can proceed with sales of products for human clinical use until it receives notification from the FDA that the FDA agrees with an assertion of substantial equivalence, a process that can take six-to-eighteen months, or longer. In the event that the FDA requests additional information for the Pre-Market Notification, there could be multiple cycles of submissions, each involving an additional waiting period, until clearance is obtained. The FDA also has statutory authority to require clinical or other study data to support a Pre-Market Notification 510(k).

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

     We have not developed any product that requires any clearance procedure with the FDA, and no product is currently under active development. We believe that any DBT instruments that we may develop in the future will be eligible for marketing under a 510(k) Pre-Market Notification, if cleared by FDA, but that the substrate would require approval of a New Drug Application as described in the following section. We believe that clinical studies would be required to obtain FDA approval of the 510(k)/NDA for the DBT instrument/substrate, and would be conducted under an IDE approved by the FDA. There can be no assurances that FDA will allow us to conduct such clinical studies or that such studies will provide the data necessary to obtain the approval of the 510(k)/NDA for any DBT, or other product, that we may develop, or that the FDA will in fact provide the necessary approval of the 510(k)/NDA in a timely manner, if at all.

     In addition, use of the DBT and other diagnostic products that we may develop may be subject to regulation under the Comprehensive Laboratory Improvement Act of 1986 ("CLIA"). Under CLIA, clinical laboratories must be certified to perform diagnostic tests. Such certification specifies the highest "complexity level" of tests that the laboratory can perform. The specific complexity level of a given diagnostic product is determined by governmental agencies, currently the U.S. Centers for Disease Control. Our ability to successfully market diagnostic products within the U.S. may depend on our obtaining a complexity level determination that allows the broadest use. There can be no assurance that such complexity level determination can be obtained in a timely manner, if at all, and that such failure will not have a material adverse effect on us, and our operations.

     DRUG PRODUCTS

     We have not yet developed any drug products, and our research and development efforts for such products are only in the very preliminary stages. The development and marketing of drugs is highly regulated by the FDA. Certain products that we may develop may be classified, depending on their characteristics, as drugs regulated under the FDA. Development of a drug product for use in humans is a multistep process. First, laboratory and animal testing establish reasonable safety of the experimental product for testing in humans, and suggest potential efficacy with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug application ("IND") is submitted to the FDA. Under FDA regulations, the Agency does not approve an IND. Rather, assuming compliance with applicable requirements, the IND becomes effective, thus allowing a clinical investigation to commence unless the FDA notifies the sponsor to the contrary within thirty (30) days of receipt of the IND. That approval may come within thirty (30) days of IND submission but may involve substantial delays if the FDA requests additional information before approving any clinical testing.

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

     EXPORT AND ENVIRONMENTAL CONTROLS

     Certain of our products and technology, particularly those having potential nuclear energy or military applications, such as depleted zinc and related technology, are subject to stringent controls over their manufacture, use, distribution, dissemination and export. In many cases, such activities may require approvals or licenses from various U.S. and foreign governmental agencies, and compliance with substantial regulatory controls. Such approvals can be difficult to obtain and maintain and may not be obtainable from certain countries. Furthermore, such approvals or licenses may be restricted or terminated because of changes in laws, regulations, policies governing those approvals and licenses, or changes in the political or other matters in the countries granting such approvals or licenses to which our products and technology would be exported.

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

     The shipments received at our Columbia, Maryland facility are subject to Federal and Maryland regulations pertaining to hazardous chemicals and hazardous waste disposal. These shipments are stored in an area of the facility designated for such materials. Currently, we are considered a small quantity generator of hazardous waste and will rely on certified haulers to dispose of our minimal amounts of hazardous waste. We believe we are in compliance, in all material respects, with applicable federal and state environmental regulatory requirements.

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

     The Nuclear Regulatory Commission ("NRC") has authority to regulate importation and exports of deuterium containing chemicals whose ratio of deuterium atoms to hydrogen atoms exceed 1:5,000. At present, the deuterium containing compounds that we import do not require any special licenses or importation authorization. There can be no assurances that the NRC will continue these policies. The NRC regulates exports of deuterium containing chemicals under general license. We will not be able to ship these chemicals to certain countries that require a special license for such shipments; none of these countries represent significant current or expected future markets for our anticipated and present products. In addition, certain technology or products that we have or may in the future develop, may be subject to other government controls pertaining to armaments, including the need to obtain special licenses for exports. The imposition of such controls may impair our ability to broadly market such products.

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

ITEM 2.  PROPERTIES

     We relocated our headquarters to Golden, Colorado in December 1998, and now share facilities with our wholly-owned subsidiary, Interpro. Interpro leases approximately 41,000 square feet of office, research and production facilities. The lease expires in July 2000. The facility is used for contract research and development and materials processing as well as administration. By combining our headquarters into the facility of our subsidiary, we have significantly reduced our costs for both space and administrative support. We also lease 650 square feet for an administrative office in Columbia, Maryland that expires November 30, 2001. Chemotrade leases office space in Dusseldorf and Leipzig, Germany.

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

                                                Quarter Ended
                                --------------------------------------------
                                July 31,    Oct. 31,    Jan. 31,   Apr. 30,
                                  1998        1998        1999        1999
                                --------    --------    --------    --------
Units (ISONU)
  High                              -        1  1/4     2 15/16      2 1/8
  Low                               -        1 1/16       15/16      2 1/8

Common Stock (ISON)
  High                           2 23/32     1 29/32        2        3 9/16
  Low                            1 21/32     1 1/32       25/32      1 7/16

Class A Redeemable Warrants
  (ISONW)
  High                             3/4        7/16         3/8        3/4
  Low                             9/32        3/16        3/32        9/32


                                                Quarter Ended
                                --------------------------------------------
                                July 31,    Oct. 31,    Jan. 31,    Apr. 30,
                                  1997        1997        1998        1998
                                --------    --------    --------    --------
Units (ISONU)
  High                              -          10           -           -
  Low                               -         6 3/8         -           -

Common Stock (ISON)
  High                              -         8 3/8       5 5/8         3
  Low                               -         5 1/2       1/4       1 13/16

Class A Redeemable Warrants
  (ISONW)
  High                              -         2 3/4      2 1/4      11/16
  Low                               -         1 3/8        .01         1/8


     As of February 10, 2000, there were approximately 250 holders of record of our Common Stock.

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

     Until December 1, 1999, our core business was the production and supply of depleted zinc, a non-radioactive stable isotope, to the energy industry (see below). In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. In June 1997, we produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997, we exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. In February 1998, we announced the availability of isotopically pure silicon-28 epitaxial wafers in prototype quantities.


RECENT TRANSACTIONS

     On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for $8.2 million, including $1.5 million to be paid over a period of three years. Eagle-Picher's obligation to pay the final $1.5 million is subject to certain contingencies. We received cash of approximately $6.7 million from Eagle-Picher at the closing, of which approximately $1.2 million was used to pay certain accrued liabilities.

     The Agreement executed between us and Eagle-Picher provides for:

     (3) Our sale of the depleted zinc business to Eagle-Picher for a purchase price including approximately $6.7 million in cash plus three additional payments of $500,000 over the next three years, and

     (4) Eagle-Picher's sale to us of 200 kilograms of silicon-28 in consideration for a forty-two (42) month Warrant grant to Eagle-Picher for the purchase of 4,000,000 shares of our common stock at purchase price of $3.75 per share. The Warrant is subject to a registration rights agreement. The amount of the Warrant can be reduced if Eagle-Picher is unable to supply the full 200 kilograms of silicon-28 during calendar year 2000.

     Related to, but separate from, the sale of the depleted zinc business, we contemporaneously signed a ten-year Supply Agreement by which we will have the exclusive right to purchase quantities of isotopically pure silicon-28, silicon-29, and silicon-30, and a non-exclusive right to purchase quantities of isotopically pure carbon-12 and carbon-13 produced by Eagle-Picher from its Oklahoma-based facilities for a ten-year period. The Supply Agreement locks-in what we believe is a favorable purchase price for the aforementioned isotopes. As partial consideration for the exclusivity provision, we agreed to pay Eagle-Picher a fee equal to 3.0% of the net revenues from all sales made by us of products incorporating enriched silicon isotopes supplied by Eagle-Picher. The ability of Eagle-Picher to produce isotopes meeting the specifications of the Supply Agreement is contingent upon Eagle-Picher successfully begin production of silicon-28 as scheduled in March 2000.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

                                                          Year Ended
                                                           April 30,
                                                        --------------
                                                         1998     1999
                                                        -----    -----
      Net revenues                                      100.0%   100.0%
      Cost of revenues                                   68.7     78.7
                                                        -----    -----



           Gross margin                                  31.3     21.3
      Operating expenses:
         Selling, general and administrative             19.8     21.4
         Research and development                        12.0      6.8
         Restructuring & office closure                    --      4.1
                                                        -----    -----
      Total operating expenses                           31.8     32.3
                                                        -----    -----
      Operating income (loss)                            (0.5)   (11.0)
      Other expense, net                                 (2.1)    (2.8)
                                                        -----    -----
      Income (loss) before extraordinary item and
        income taxes                                     (2.6)   (13.8)
      Income tax (expense) benefit                        4.6     (1.0)
                                                        -----    ------
      Income (loss) before extraordinary item             2.0    (14.8)
      Extraordinary item - loss on extinguishment of
        debt                                             (3.7)    (0.0)
                                                        -----    ------
      Net income (loss)                                  (1.7)%  (14.8)%
                                                        =====    ======

NET REVENUES

     Net revenues increased from $6.78 million in fiscal 1998 to $17.00 million in fiscal 1999, an increase of $10.22 million or 151%. The increase is primarily due to additional net revenues from the Interpro and Chemotrade acquisitions. Interpro 1999 revenues were $2.614 million. Chemotrade's fiscal 1999 revenue was $10.181 million.

     Net depleted zinc revenues for fiscal 1999 increased by approximately $323,000 from fiscal 1998 revenues of $5,636,000, on comparable unit sales. Average unit sales prices of depleted zinc decreased slightly from fiscal 1998 to fiscal 1999 due to less refined product being sold during fiscal 1999. Net revenues for SILCs in fiscal 1999 were approximately $2.599 million, an increase of approximately $1.492 million, or 135% from fiscal 1998. The revenue growth reflects the increasing demand for SILCs, specifically enriched carbon and oxygen products; however, our revenue from SILCs is limited by the available supply of enriched carbon and oxygen products. We have and intend to continue to develop relationships with potential producers of SILCs, such as the Institute of Stable Isotopes in Tblisi, Georgia, to meet the growing demand for our SILC products.

     International sales represented approximately 53% of revenues in fiscal 1999 and less than 10% of net revenues for fiscal 1998. This substantial increase is primarily attributable to our acquisition of Chemotrade.

GROSS MARGIN

     Gross margin decreased to approximately 21.3% in fiscal 1999 from 31.3% in fiscal 1998. The decrease is because of reduced unit sales prices of depleted zinc, the increased proportion of net revenues generated from contract manufacturing performed by Interpro, and stable and radioisotope revenues generated by Chemotrade which typically have lower margins. Additionally, the entrance to the O-18 market has been achieved by pursuing market share over margin.

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

RESTRUCTURING AND OFFICE CLOSURE

On October 31, 1998, we announced a restructuring of our operations and relocation of our headquarters from San Jose, California to Golden, Colorado, the location of our subsidiary, Interpro. We recorded a net charge for fiscal 1999 of $691,000, of which $468,000 was related to the write-off of certain fixed assets, $132,000 for the termination of certain lease agreements, and $91,000 for severance and other costs. As of April 30, 1999, the only significant restructuring costs remaining are the lease payments on the former San Jose office, and certain moving costs for two executives who relocated to Colorado. These costs are estimated to be $126,000, of which approximately $61,000 was accrued at April 30, 1999, and will be incurred over the next 4.5 years.

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

     Financing activities used cash of $244,000 in fiscal 1999, and provided cash of $1,621,000 during fiscal 1999. In fiscal 1999, the primary use of cash was the excess of repayments of debt, $1,000,000 over proceeds of debt, $701,000. In fiscal 1998, the primary source of cash was the issuance of common stock, $3,452,000 versus the use of cash for payments of debt, $1,852,000.

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

     On July 29, 1999, we completed a private placement financing to accredited investors and certain creditors valued in total at approximately $2.7 million. We issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one warrant. We received $2,250,000 in cash proceeds and converted $425,000 of long-term debt in connection with the private placement. Each share of the Series A Convertible Preferred Stock is convertible into one share of our common stock at a conversion price of $1.50. The liquidation preference for the Series A Convertible Preferred Stock is $1.50. Each warrant allows the investor to purchase one share of the Company's common stock for $3.75 through July 26, 2002.

     In addition to converting $425,000 of existing debt into equity as part of the private placement we:

     - issued 500,000 warrants to purchase shares of our common stock to an investment banker as a commission on this placement. The warrants are exercisable at $3.75 per share through July 29, 2002.
     - issued 46,667 units in satisfaction of all current and future obligation under the Isoserve royalty agreement.
     - Extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000 and extended the payment due date for certain unsecured promissory notes to January 2000.

     We believe that the proceeds and the revised debt structure resulting from the private placement and additional strategies currently being developed by us will be sufficient to fund operations for the next twelve months.

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

RELATIONSHIP WITH CERTAIN SUPPLIERS AND AVAILABILITY OF RAW MATERIALS

     Through December 1, 1999, we depended upon an isotope enrichment plant, located in Russia, which is owned by the Ministry of Atomic Energy of the Russian Federation (the "Ministry"), which is part of the cabinet of the government of the Russian Federation, for one process involved in the manufacturing of depleted zinc. Through December 1, 1999, we also relied upon a single supplier of raw material for depleted zinc. We had signed an agreement with the commercial department of the Ministry to purchase certain isotope separation services through 2001. This contract has now been assigned to Eagle-Picher Technologies, LLC, who purchased our depleted zinc business on December 1, 1999. However, historically speaking, disruption or termination of services provided by the Ministry or our single supplier of raw material could have had a material and adverse affect upon our financial condition and results of operations.

     Related to, but separate from, the sale of the depleted zinc business, we contemporaneously signed a ten-year Supply Agreement by which we will have the exclusive right to purchase quantities of isotopically pure silicon-28, silicon-29, and silicon-30, and a non-exclusive right to purchase quantities of isotopically pure carbon-12 and carbon-13 produced by Eagle-Picher from its current and planned facilities in Oklahoma for a ten-year period. The Supply Agreement locks-in what we believe is a favorable purchase price for the aforementioned isotopes. As partial consideration for the exclusivity provision, we agreed to pay Eagle-Picher a fee equal to 3.0% of the net revenues from all sales made by us of products incorporating enriched silicon isotopes supplied by Eagle-Picher. The ability of Eagle-Picher to produce isotopes meeting the specifications of the Supply Agreement is contingent upon Eagle-Picher successfully beginning production of silicon-28 as scheduled by March 2000.

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

DEPENDENCE ON FUTURE PRODUCT DEVELOPMENT

On December 1, 1999, we sold our depleted zinc business, which had historically provided 35% of our revenues in FY 1999. As a result our future operations will be more heavily dependent upon our ability to develop new products using stable and radioisotopes and market and sell those products profitably. While we have a high degree of confidence we can be successful, we can expect to incur significant operating losses until we are able to do so. Our ability to develop, market and sell these products will depend on our suppliers' (including Eagle-Picher) ability to meet our demand for stable and radioisotopes, as well as, other suppliers who modify the chemical and physical forms of these isotopes. There can be no assurance that we will be able to develop products that can be profitably marketed and sold.

CUSTOMER CONCENTRATION

     Historically, substantially all of our net revenues in any particular period have been attributable to a limited number of customers, primarily General Electric Corporation, prior to fiscal 1999. Consistent with our historical experience, our quarterly results during fiscal year 2000 were affected materially by the level of orders received from a limited number of significant depleted zinc users during such quarters and product shipments by us to our depleted zinc customers during such period. We continue to be subject to a certain degree of variability based on the timing of sales of our stable and radioisotopes orders. We cannot be assured that our principal customers will continue to purchase our products. A decrease in or loss of orders from one or more major customers would have a material and adverse effect on our financial condition and results of operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      (a)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

        NAME          AGE   POSITION
        ----          ---   --------
James E. Alexander    50    President, Chief Executive Officer and
                            Chairman of the Board

Boris Rubizhevsky     48    Senior Vice President, Vice Chairman and
                            Director

Daniel J. Grady       44    Vice President, Medical, Research and
                            Diagnostics

Stephen J. Burden     50    Vice President, Semiconductor Materials

Brantley J. Halstead  41    Chief Financial Officer

Robert Cuttriss       50    President of Interpro

Herbert Hegener       53    Managing Director of Chemotrade

Lindsay A. Gardner    46    Director
(1)(2)

Richard Parker (1)(2) 55    Director

Larry J. Wells (1)(2) 53    Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.


     Each of the directors holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.

     Mr. Alexander is our co-founder and has served as our President, Chief Executive Officer and a director since our inception. He has worked full-time for us since January 1994. From June 1972 to December 1993, he worked in a variety of technology positions at General Electric Corporation in the aircraft engine and nuclear power businesses, where his last position was Manager of Technology Programs. Mr. Alexander received his Bachelors degree in Metallurgical Engineering from the University of Cincinnati and performed graduate work in materials science there. He earned a Masters degree in Business Administration from Santa Clara University.

     Mr. Rubizhevsky is also a co-founder of the Company and has been a Senior Vice President and a director since inception and became Vice Chairman in March 1997. From November 1986 through December 1994, he owned and operated SAR Marketing, a consulting firm providing business advice and services to large multinational corporations. From June 1977 to May 1986, Mr. Rubizhevsky worked at General Electric Corporation as Business Development Manager in various international locations. He received his Bachelors degree in Engineering from Stevens Institute of Technology.

     Dr. Grady joined us as Vice President, Medical, Research and Diagnostics in 1995. From March 1994 through September 1995, Dr. Grady was Vice President of Research and Development at Sopha Medical Systems, a medical diagnostic imaging equipment manufacturer. From April 1991 until March 1994, he served as Marketing Manager, Nuclear Energy for General Electric Corporation ("GE"). From May 1988 through March 1991, Dr. Grady served as Software Engineer Manager, Nuclear Medicine for GE in England. From October 1984 through

May 1988, he served as Clinical Applications Manager for GE Nuclear Medicine. Between June 1981 and October 1984, he served as Engineering Analysis Section Head for TRW. Dr. Grady received his Bachelors and Masters degrees, and Ph.D. in Nuclear Engineering from the University of Michigan.

     Dr. Burden joined us in 1997. Prior to joining us Dr. Burden was Director of Product Development at sp3, Inc., a manufacturer of diamond-coated tools. From 1984 to 1993, he was Manager of Advanced Materials R&D at GTE Valenite, a subsidiary of GTE Corporation, a manufacturer of cutting tools. From 1974 to 1984, Dr. Burden was employed by General Electric Corporation in various capacities. Dr. Burden has a Ph.D. and a Masters of Science degree, both in Materials Science, and both from Drexel University. Dr. Burden has a Bachelors degree in Science Engineering, and an MBA from the University of Michigan.

     Mr. Halstead joined us as Chief Financial Officer in 1999. Most recently, Mr. Halstead was Chief Financial Officer of Bio-Medical Automation, Inc. (formerly OZO Diversified Automation, Inc.), from 1997 through 1999. Mr. Halstead also has nine years of management consulting experience, including five years with Deloitte & Touche LLP. Prior to earning his Masters of Business Administration in Finance from the University of Denver, Mr. Halstead worked as a metallurgical engineer. Mr. Halstead received his Bachelors degree in Metallurgical Engineering from the Colorado School of Mines, and his Masters of Accountancy from the University of Denver.

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

     Mr. Wells was elected a director of the Company in January 2000. Since 1989, Mr. Wells has been a general partner of Anderson and Wells Company, the management company for Sundance Venture Partners, L.P. a venture capital fund. From 1983 to 1989, Mr. Wells serviced as Vice President of Citicorp Venture Capital then became Senior Vice president of Inco Venture Capital. Mr. Wells is a director of Cellegy Pharmaceuticals, as well as several privately held companies. Mr. Wells received his bachelors degree in Economics and earned a masters degree in Business Administration from Stanford University. Mr. Well was previously a director of Isonics Corporation from September 1996 through December 1998.

     (b) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         N/A


     (c) FAMILY RELATIONSHIPS

     As of April 30, 1999, and subsequently, there were no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.


     (d) INVOLVEMENT IN LEGAL PROCEEDINGS

         N/A


     (e) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended April 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with exception (or in addition to) the following:

     1. Mr. Rubizhevsky filed a Form 4 in February 2000 reporting a purchase that took place in July 1999.

     2.   Mr. Parker filed a Form 3 in February 2000. He became subject to the
          Section 16(a) reporting requirements when he became a director of the Company in August 1998.

     3. Dr. Cuttriss and his affiliate, Metallurgy International, Inc., jointly filed a Form 3 in February 2000. Dr. Cuttriss became subject to the Section 16(a) reporting requirements when he became an executive officer of the Company in May 1998. A joint filing of two Form 4s was also made in February 2000 reporting transactions that occurred in July and September of 1999. These transactions indicated that Dr. Cuttriss may have obtained a short-swing profit of $4,218.00. Dr. Cuttriss resolved these alleged liability to the Company in February 2000 by paying the Company $500.00 and entering into a promissory note for the balance payable with interest over eight quarters beginning June 1, 2000, at the rate of $499.92 per quarter.

     4.   Mr. Halstead filed a Form 3 in February 2000. He became subject to the
          Section 16(a) reporting requirements when he became an executive officer of the Company in March 1999.

     5.   Dr. Burden filed a Form 3 in February 2000. He became subject to the
          Section 16(a) reporting requirements when he became an executive officer of the Company in January 1999. Dr. Burden also filed a Form 4 in February 2000 reporting a purchase that took place in July 1999.

     6. Mr. Herbert Hegener filed a Form 3 in February of 2000. He became subject to the Section 16(a) reporting requirements when he became an executive officer of the Company's subsidiary, Chemotrade, Inc., in June 1998. Mr. Hegener has represented to the Company that he will be filing a Form 4 no later than February 29, 2000, reporting g a warrant acquired in June 1999.

     7. Eagle Picher Technologies, LLC became subject to the Section 16(a) reporting requirements when it became a greater than 10% beneficial owner in December of 1999. Eagle Picher has not filed a Form 3, but based on representations by the reporting entity, the Company expects such filing to occur no later than February 29, 2000.

     8. Mr. Paul Catuna, a former executive officer of the company, was subject to the reporting requirements of Section 16(a) of the 1934 Act during the course of his employment. Mr. Catuna has represented to the Company that he will be filing a Form 4 no later than February 15, 2000, reporting a stock bonus received in January 1999.

          In addition to the foregoing, several directors and executive officers filed Form 4s in February 2000, which voluntarily reported the acquisition of certain common stock options which are exempt from the reporting requirements pursuant to Rule 16b-3.

     (a) Mr. Alexander voluntarily filed three Form 4s in February 2000 reporting transactions that took place in January, April, and December of 1999. The Company's Board approved the January and April transactions in minutes effective October 31,1999.

     (b) Mr. Rubizhevsky voluntarily filed two Form 4s in February 2000 reporting transactions that took place in January and April 1999. The January and April transactions were approved by the Company's Board in minutes effective October 31,1999.

     (c) Ms. Gardner voluntarily filed one Form 4 in February 2000 reporting transactions that took place in May and October of 1998.

     (d) Mr. Parker voluntarily filed a Form 4 in February 2000 reporting transactions that occurred in October 1998.

     (e) Mr. Halstead voluntarily filed two Form 4s in February 2000 reporting transactions that took place in April 1999 and in January 2000. The Company's Board approved these transaction in minutes effective October 31,1999, and in January 30, 2000.

     (f) Dr. Burden voluntarily filed one Form 4 in February 2000 reporting a transaction that took place in April 1999. The Company's Board approved this transaction in minutes effective October 31,1999.

     (g) Dr. Grady voluntarily filed two Form 4s in February 2000 reporting transactions that took place in January and April 1999 and were approved by the Company's Board in minutes effective October 31,1999.


ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth information regarding compensation awarded, or paid to, or earned by our Chief Executive Officer, and our five other most highly compensated executive officers for the three fiscal years ended April 30, 1997, 1998, and 1999. No other person who is currently an executive officer of Isonics earned salary and bonus compensation exceeding $100,000 during any of those years. The table below includes all compensation paid to by the Company and any subsidiary.

                           SUMMARY COMPENSATION TABLE

----------------------------- ------------------------------------ ---------------------------------------
                                      Annual compensation                  Long-term Compensation
                                                                                   Awards

----------------------------- ------------------------------------ ---------------------------------------
                                                                            Awards              Payout
------------------------------------------------------------------ ------------------------- -------------
                                                                                Securities
                                                                       ($)      Underlying                  All Other
     Name and        Fiscal       ($)         ($)         ($)      Restricted    Options &       LTIP      Compensation
Principal Position    Year      Salary       Bonus     Other (a)     Awards      SARs (#)       Payout
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------
James E. Alexander    1997      174,000        0           0            0            0            0             0
President & CEO       1998      204,870        0       60,553 (b)       0            0            0             0
                      1999      200,000      50,000    35,016 (b)       0       25,000 (f)        0             0
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------

------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------
Boris Rubizhevsky     1997      147,000        0           0            0                         0             0
Senior Vice           1998      176,975        0       25,946 (b)       0                         0             0
                      1999      184,100      45,000    25,404 (b)       0       22,500 (g)        0             0
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------


President
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------
Daniel J. Grady       1997      107,000        0           0            0            0            0             0
Vice President        1998      125,603        0           0            0            0            0             0
                      1999      127,188      16,000        0            0       15,625 (h)        0             0
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------

------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------
Stephen J. Burden     1997        N/A         N/A         N/A          N/A      71,459 (i)       N/A           N/A
Vice President (c)    1998        N/A         N/A         N/.A         N/A          N/A          N/A           N/A
                      1999        ???         ???0         0            0       121,458 (j)       0             0
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------

------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------
Paul J Catuna         1997      58,208                     0            0       138,227 (k)       0             0
Chief Financial       1998      116,394                    0            0       120,000 (l)       0             0
Officer (d)           1999      109,792      24,000        0            0            0            0             0
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------

------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------
Robert H. Cuttriss    1997        N/A         N/A         N/A          N/A          N/A          N/A           N/A
President of          1998        N/A         N/A         N/A          N/A          N/A          N/A           N/A
Interpro (e)          1999      92,872       80,000        0            0       20,000 (m)        0             0
------------------- --------- ------------ ----------- ----------- ------------ ------------ ------------- ------------


(a) Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such Named Executive Officers' annual compensation.
(b) Mr. Alexander's amounts represent $35,016 for interest and taxes payable as a result of a loan in fiscal year 1999, and $60,553 for interest and taxes payable as a result of a loan in fiscal year 1998. Mr. Rubizhevsky's amounts represent $25,404 for interest and taxes payable as a result of a loan in fiscal year 1999, and $25,946 for interest and taxes payable as a result of a loan in fiscal year 1998.
(c)  Dr. Burden became an officer of the Company effective January 1999.
(d)  Resigned effective March 1999.
(e) Interpro was acquired effective May 1, 1998. Prior to May 1, 1998, Dr. Cuttriss was not an Isonics Corporation employee. The bonus paid to Dr. Cuttriss in fiscal year 1999 was for back pay accrued prior to the acquisition of Interpro by Isonics Corporation.
(f) Options to purchase 25,000 shares of common stock were granted in April 1999 as consideration for delaying salary in March and April 1999, and are currently exercisable at $1-7/16 per share and expire April 26, 2004.
(g) Options to purchase 22,500 shares of common stock were granted in April 1999 as consideration for delaying salary in March and April 1999, and are currently exercisable at $1-7/16 per share and expire April 26, 2004.
(h) Options to purchase 15,625 shares of common stock were granted in April 1999 as consideration for delaying salary in March and April 1999, and are currently exercisable at $1-7/16 per share and expire April 26, 2004.
(i) Options to 71,429 shares of common stock underlying options granted upon beginning employment with the Company (of which 42,854 have vested as of February 10, 2000, and continue to vest at a rate of 5% per quarter). Dr. Burden was not an executive officer at the time of this award. Dr. Burden became an executive officer in January 1999.
(j) Options to purchase 100,000 shares of common stock were granted in January 1999 as consideration for Dr. Burden's to vice president in January 1999 with an exercise price of $1.10 per share (of which 40,000 have vested as of February 10, 2000, and continue to vest at a rate of 5% per quarter). Options to purchase 21,458 shares of common stock were granted in April 1999 as consideration for delaying salary in March and April 1999, and are currently exercisable at $1-7/16 per share and expire April 26, 2004.
(k) Options to purchase 138,227 shares of common stock were granted in July 1996 upon beginning employment with the Company. The options have a vesting schedule beginning of October 1, 1996, and are exercisable at $0.868 per share.
(l) Options to purchase 120,000 shares of common stock were granted in September 1997 in connection with the initial public offering. The options have a vesting date of September 22, 1997, and are exercisable at $6.38 per share and expire September 22, 2007.
(m) Options granted in May 1998 in connection with the acquisition of Interpro by Isonics Corporation are currently exercisable at $2.00 per share and expire May 1, 2003.


     In October 1996, we adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and the Company are entitled (at their own discretion) to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. On November 1, 1999, the Isonics Corporation 401(k) plan was merged with the Interpro 401(k) plan.

     There are no written plans to pay bonuses or deferred compensation to employees of the Company except those expressly stated in the following section.

     We have adopted medical, dental, and life insurance plans for our employees and their dependents at our cost. In some cases we also provide discretionary disability and other insurance plans for the benefit of our employees.

STOCK OPTION PLANS

     We grant options to our directors, executive officer, employees and consultants under the following plans (collectively the "Plans"):

(a) 1996 Stock Option Plan which has been terminated, but as to which, there are options outstanding.

(b) 1996 Executives' Equity Incentive Plan (the "Executives' Plan") authorized the grant of options to purchase 225,000 stock options, which after being adjusted for stock splits that occurred following the adoption of the plan resulted in 570,000 shares. The options granted may be either incentive stock options if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. This plan was approved by the directors in November 1996 and by the shareholders in October 1996.

(c) 1996 Equity Incentive Plan (the "Employees' Plan") authorized the grant of options to purchase 50,000 stock options, which after being adjusted for stock splits that occurred following the adoption of the plan resulted in 150,000 shares. The options granted may be either incentive stock options if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. This plan was approved by the directors in November 1996 and by the shareholders in October 1996.

(d) 1998 Employee Stock Purchase Plan (the ("Stock Purchase Plan") authorized employee purchase of up to 200,000 shares of the Company's common stock , none of which has been purchased to date, although funds therefor have been received by the Company. This plan was approved by the directors in August 1998, and by the shareholders in October 1998.

(e) 1998 Directors' Plan (the "Directors' Plan) authorized each person serving as a member of the Board who is not an employee of the Company to receive options to purchase 20,000 shares of Isonics' common stock when such person accepts his position as a Director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a Director provided such person is not an employee of Isonics. The exercise price for the options is the Fair Market Value (as defined in the Executives' Plan) on the date such person becomes a director and the options are exercisable for five years from such date. The options granted under the Directors' plan vest immediately upon the date of the grant. In the event a Director resigns or is not re-elected to the Board, failure to exercise the options in three months results in the options' termination prior to the expiration of their term. Although the Directors adopted the plan in 1998, the Board formalized the plan by resolution in January 2000.

     As of February 10, 2000, options to purchase a total of 558,765 shares, 79,638 shares, and 488,356 shares, respectively, were outstanding under the Executives' Plan, Employees' Plan and 1996 Stock Option Plan; and options to purchase 11,235 shares, 70,362 and 0 shares, respectively, remained available for grant.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following options were granted to executive officers named in the compensation table during the fiscal year ended April 30, 1999. We did not grant any stock appreciation rights to any person during fiscal year 1999 or subsequently. There was no exercise of options or SARs during the fiscal year ended April 30, 1999.

                                         Number of         Percent of
                                         securities          total
                                         underlying       options/SARs
                                        options/SARs       granted to    Exercise price   Expiration
  Name and Principal Position            granted (#)       employees in      ($/Sh)          date
                                                          fiscal year
James E. Alexander
President & CEO                             25,000            7.1%           $1-7/16      April 2004

Boris Rubizhevsky
Senior Vice President                       22,500            6.3%           $1-7/16      April 2004

Daniel J. Grady
Vice President                              15,625            4.4%           $1-7/16      April 2004

Stephen J. Burden                           21,458                           $1-7/16      April 2004
Vice President                             100,000           33.9%             $1.10    January 2004

Paul J Catuna
Chief Financial Officer                          0            0.0%

Robert H. Cuttriss
President of Interpro                       20,000            5.6%             $2.00      April 2003

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                              Shares                Number of securities      Value of unexercised
                             acquired              underlying unexercised         in-the-money
                                on                  options/SARs at April     options/SARs at April
   Name and Principal        exercise    Value             30, 1999                  30, 1999
        Position                (#)     realized  Exercisable/Unexercisable  Exercisable/Unexercisable

James E. Alexander
President & CEO                   0         0                  25,000/0          $53,125.00/$0.00

Boris Rubizhevsky
Senior Vice President (a)         0         0                  22,500/0          $47,812.50/$0.00

Daniel J. Grady
Vice President                    0         0                 222,965/0         $651,851.78/$0.00

Stephen J. Burden
Vice President                    0         0            78,599/114,288         $166,991/$257,822

Paul J Catuna
Chief Financial Officer           0         0                       0/0                     $0/$0

Robert H. Cuttriss
President of Interpro             0         0                  20,000/0                $31,350/$0

(a) Does not include 33,333 warrants obtained in a private transaction completed in July 1999.


LONG-TERM INCENTIVE COMPENSATION PLANS; DEFINED BENEFIT OR ACTUARIAL PLANS

     We have no long-term incentive compensation plans, defined benefit, or actuarial plans

COMPENSATION OF DIRECTORS

     The Company's directors were not compensated for their services during fiscal year 1999, or subsequently during calendar year 1999. However, each director was reimbursed for travel and related expenses associated with Board of Directors' meetings. In January 2000, it was agreed to compensate non-employee directors $2,000 for attending Board of Directors' meetings in person and $500 for attending Board of Directors' meetings telephonically beginning January 1, 2000.

     Under the Directors' Plan the following individuals have been granted options:

(a) On May 21, 1998, Lindsay Gardner received 20,000 options exercisable at $2.3750 per share through May 21, 2003.

(b) On August 1, 1998, Richard Parker received 20,000 options exercisable at $1.7500 per share through August 1, 2003.

(c) On October 5, 1998, as a result of their re-election to the Board of Directors Ms. Gardner and Mr. Parker each received options to acquire an additional 10,000 shares exercisable at $1.1560 per share through October 5, 2003.

We have no other arrangements pursuant to which we compensate our Directors for acting in their capacities as such.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

In September 1997, the Company entered into employment agreements with James E. Alexander and Boris Rubizhevsky. The agreements have a term of four years and provide for annual salaries of $200,000 and $180,000, respectively. By resolution of the Board made on January 30, 2000, both Mr. Alexander and Mr. Rubizhevsky received salary increase commencing February 1, 2000, equal to 20% of their current salary. The salary increases were granted in recognition of their performance for the Company and the fact that neither Mr. Alexander nor Mr. Rubizhevsky had received salary increase in approximately two and one-half years. Either the Company or the officer may terminate the agreement at any time upon notice to the other party. Under the agreements, the officer is entitled to receive incentive compensation up to 50% of the officer's annual salary, as approved by the Company pursuant to such executive compensation plan as the Company may approve. The agreements provide that upon a termination of employment other than for cause (as defined in the agreements), the officer is entitled to severance compensation of 18 months of his salary, paid at the same time as salary payments, 25% of the officer's annual prevailing salary, paid upon termination, and in addition all outstanding stock options held by the officer will be accelerated and will become exercisable in full and the Company's right of repurchase will terminate with respect to such shares. The agreements provide for similar accelerated vesting of outstanding stock options, upon a change in control of the Company.

The Company has also entered into an employment agreement with Dr. Daniel J. Grady. The agreement has an indefinite term and provides for at-will employment, terminable at any time by either party. The agreement provides for a rate of annual compensation, which the Company will review annually. Under the agreement, Dr. Grady is entitled to participate in the Company's standard plans and policies. The agreement also includes confidentiality and invention assignment provisions.

Upon Mr. Catuna's resignation from the Company, Mr. Brantley J. Halstead was hired as Chief Financial Officer in March 1999. Mr. Halstead has entered into an employment agreement with the Company. The agreement has an indefinite term and provides for at-will employment, terminable at any time by either party. The agreement provides for a rate of annual compensation of $96,000, which the Company will review annually. Under the agreement, Mr. Halstead is entitled to participate in the Company's standard plans and policies. The agreement also includes confidentiality and invention assignment provisions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 10, 2000, by: (i) each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.


-------------------------------------------------------------------------
                                          BENEFICIAL OWNERSHIP (1)
-------------------------------------------------------------------------
          BENEFICIAL OWNER           NUMBER OF SHARES  PERCENT OF TOTAL
-------------------------------------------------------------------------
James E. Alexander (2)                       2,106,520             31.8%
-------------------------------------------------------------------------
Boris Rubizhevsky (3)                        1,925,034             28.7%
-------------------------------------------------------------------------
Stephen J. Burden (4)                          300,504              4.3%
-------------------------------------------------------------------------
Daniel J. Grady (5)                            237,510              3.5%
-------------------------------------------------------------------------
Paul J. Catuna (6)                              30,918              0.5%
-------------------------------------------------------------------------
Brantley J. Halstead (7)                        51,000              2.1%
-------------------------------------------------------------------------
Robert H. Cuttriss (8)                         373,982              5.7%
-------------------------------------------------------------------------
Herbert Hegener (9)                            213,865              3.2%
-------------------------------------------------------------------------
Lindsay Gardner (10)                           293,784              4.4%
-------------------------------------------------------------------------
Richard Parker (11)                             30,000              0.5%
-------------------------------------------------------------------------
Larry Wells (12)                                20,000              0.3%
-------------------------------------------------------------------------
All executive officers and                  5,673,1175             74.4%
directors as a group (11 persons).
The address for all of the above
directors and executives officers is:
5906 McIntyre Street, Golden, CO 80401
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Jacques Delente (13)                           376,339              5.6%
-------------------------------------------------------------------------
Richard Grossman (14)                        1,873,336             28.2%
-------------------------------------------------------------------------
Anfel Trading (15)                             666,668              9.2%
-------------------------------------------------------------------------
Fairway Investors (16)                         400,000              5.7%
-------------------------------------------------------------------------
Eagle-Picher Technologies, LLC (17)          4,000,000             37.7%
-------------------------------------------------------------------------

(1) This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the Securities and Exchange Commission ("SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 6,605,414 shares of Common Stock outstanding on February 10, 2000, adjusted as required by rules promulgated by the SEC.

(2) Includes (i) 25,000 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999, and
     (ii) 45,455 shares of Common Stock held in the name of The James & Carol Alexander Family Foundation. Mr. Alexander disclaims beneficial ownership of warrants exercisable for 91,002 shares of Common Stock issued in connection with a private placement (the "Placement I") of 12% nonconvertible promissory notes and warrants to purchase Common Stock of the Company held by the brother-in-law, mother-in-law and father-in-law of Mr. Alexander, none of which live with Mr. Alexander.

(3)  Includes (i) 91,730 shares of Common Stock held by Mr. Rubizhevsky's wife,
     (ii) 22,500 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999, and
     (iii) 66,666 shares of Common Stock underlying 33,333 shares of Series A convertible preferred stock and 33,333 warrants issued in connection with a second private placement (the "Placement II") of Series A convertible preferred stock and warrants to purchase Common Stock of the Company. Mr. Rubizhevsky disclaims beneficial ownership of warrants exercisable for 91,002 shares of Common Stock issued in connection with the Placement I held by the mother, father, mother-in-law and father-in-law of Mr. Rubizhevsky, none of which live with Mr. Rubizhevsky.

(4) Includes (i) 21,458 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999, (ii) 71,429 shares of Common Stock underlying options granted upon beginning employment with the Company (of which 42,854 have vested as of February 10, 2000, and continue to vest at a rate of 5% per quarter), (iii) warrants exercisable for 40,951 shares of Common Stock issued in connection with the Placement I, (iv) 100,000 shares of Common Stock underlying options granted as compensation for promotion to vice-president in January 1999 (of which 40,000 have vested as of February 10, 2000, and continue to vest at a rate of 5% per quarter), and (v) 66,666 shares of Common Stock underlying 33,333 shares of convertible preferred stock and 33,333 warrants issued in connection with the Placement II.

(5) Includes (i) 207,340 shares of Common Stock subject to stock options currently exercisable, and (ii) 15,625 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999.

(6) Includes (i) 2,071 shares held by Mr. Catuna's parents Helen and Paul Catuna, Sr., and (ii) 7,029 shares of Common Stock underlying warrants issued in connection with the Placement I and held jointly by Mr. Catuna's parents Helen and Paul Catuna, Sr. Mr. Catuna resigned as Chief Financial Officer effective March 1, 1999.

(7) Includes (i) 100,000 shares of Common Stock underlying options granted upon beginning employment with the Company (of which 40,000 have vested as of February 10, 2000, and continue to vest at a rate of 5% per fiscal quarter), (ii) 16,000 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999, and
     (iii) 25,000 shares of Common Stock underlying options granted upon promotion to Vice President, Finance on January 30, 2000. Mr. Halstead replaced Mr. Catuna as Chief Financial Officer, Secretary and Treasurer in March 1999.

(8) Includes (i) 353,382 shares of Common Stock held in the name of Metallurgy International Pty Ltd. In which Dr. Cuttriss and his wife, P. D. Cuttriss, are controlling shareholders, and (ii) 20,000 shares of Common Stock underlying options granted at acquisition of Interpro by Isonics Corporation.

(9) Includes 35,000 shares of Common Stock underlying warrants currently exercisable granted as compensation for late loan repayments.

(10) Includes (i) warrants exercisable for 91,001 shares of Common Stock issued in connection with the Placement I, and (ii) 30,000 shares of Common Stock underlying stock options currently exercisable given for service as a non-employee member of the Board of Directors.

(11) Includes 30,000 shares of Common Stock underlying stock options currently exercisable given for service as a non-employee member of the Board of Directors.

(12) Includes 20,000 shares of Common Stock underlying stock options currently exercisable given for service as a non-employee member of the Board of Directors.

(13) Includes (i) 37,272 shares of Common Stock held by the Jacques Delente Revocable Trust, (ii) warrants exercisable for 85,581 shares of Common Stock issued in connection with the Placement I, (iii) 15,000 options granted as compensation for volunteering to a reduction in salary from November 1, 1998, through April 30, 1999, and (iv) 5,938 shares of Common Stock underlying options granted as compensation for volunteering to defer salary in March and April 1999. Dr. Delente's address is c/o Isonics Corporation, 5906 McIntyre Street, Golden, CO 80403.

(14) Includes beneficial ownership of the following shares: (i) 40,000 shares of Common Stock underlying 20,000 shares of convertible preferred stock and 20,000 warrants owned of record and beneficially by Richard Grossman, (ii) 40,000 shares of Common Stock underlying 20,000 shares of convertible preferred stock and 20,000 warrants owned of record and beneficially by Orin Hirschman (of which shares Mr. Grossman disclaims beneficial ownership), (iii) 1,106,668 shares of Common Stock underlying 553,334 shares of convertible preferred stock and 553,334 warrants owned of record and beneficially by Adam Smith Investment Partners, L.P., (iv) 226,668 shares of Common Stock underlying 113,334 shares of convertible preferred stock and 113,334 warrants owned of record and beneficially by Adam Smith Investments, Ltd., and (v) 500,000 shares of Common Stock underlying 500,000 warrants owned of record and beneficially by Adam Smith & Company,

     Inc., all as set forth on the Schedule 13D filed by such persons on August 12, 1999. The business addresses of Richard Grossman and Orin Hirschman, and the principal executive offices of Adam Smith Investment Partners, L.P. and Adam Smith & Company, Inc., are located at 101 East 52nd Street, New York, New York 10022. The principal executive offices of Adam Smith Investments, Ltd. are c/o Insinger Fund Administration (BVI) Limited, Tropic Isle Building, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

(15) Includes 666,668 shares of Common Stock underlying 333,334 shares of convertible preferred stock and 333,334 warrants. The principal executive offices of Anfel Trading Ltd. are c/o Me. Andre Zolty, 24 Route De Malagnou, 1208 Geneva, Switzerland.

(16) Includes 400,000 shares of Common Stock underlying 200,000 shares of convertible preferred stock and 200,000 warrants, as set forth on the
     Schedule 13G filed on August 13, 1999. The principal executive offices of Fairway Investors are located at 8707 Skokie Boulevard, Skokie, Illinois 60077.

(17) Includes 4,000,000 shares of Common Stock underlying warrants given in the Eagle-Picher Transaction in which the Company sold its depleted zinc business to Eagle-Picher Technologies, LLC, and described in more detail elsewhere in this document and on Form 8K filed by the Company on December 1, 1999. The principal executive offices of Eagle-Picher Technologies, LLC are located at 250 East Fifth Street, Suite 500, Cincinnati, Ohio 45202.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     CORPORATE LOANS TO OFFICERS. During the fiscal years ended April 30, 1998 and 1999, the Company had loans outstanding to two officers. The funds had been advanced to the officers to allow them to exercise options prior to the Company's Initial Public Offering. Interest was charged on these loans at a rate of 6.6% per annum. In minutes effective October 31, 1999 and January 30, 2000, the Board of Directors agreed to forgive a portion of the current interest and principal due and to accept the Company's common stock, owned by the officers, in payment of the remaining balance owed. The amount owed by Mr. Alexander, that was forgiven by the Board of Directors, in October 1999, was $74,038.54. The amount owed by Mr. Rubizhevsky, that was forgiven by the Board of Directors, in October 1999, was $60,534.23. Both amounts were paid in December 1999. In both cases the amount forgiven was treated as bonus compensation to Mr. Alexander and Mr. Rubizhevsky. Both officers surrendered 30,437 shares of the Company's common stock each to pay off $175,012.33 in accumulated interest and principal ($10,012.33 in interest and $165,000.00 in principal each). As of February 10, 2000 the Company had no loans receivable outstanding with its officers or employees. Please refer to the following schedule.

                               James E. Alexander      Boris Rubizhevsky
                                 President & CEO     Senior Vice President
Balance as of May 1, 1997               $198,570.46          $167,570.46
FY 1998 Borrowings (a)                    86,662.35            59,812.86
FY 1998 Repayments (a)                    53,207.42             4,040.88
                                          ---------             --------
Balance as of April 30, 1998            $232,025.39           223,342.44
FY 1999 Borrowings (a)                     8,360.78             3,750.51
FY 1999 Repayments (a)                     4,025.79             3,767.73
                                           --------             --------
Balance as of April 30, 1998            $236,360.38          $223,325.22
FY 2000 Borrowings (a)                     7,690.49             7,221.34
FY 2000 Repayments (a)                   244,050.87           230,546.56
                                         ----------           ----------
Balance as of Feb. 10, 2008                   $0.00                $0.00

(a)  Includes interest accrued and paid. Amounts are aggregated.


     CORPORATE LOANS FROM OFFICERS AND EMPLOYEES. On occasion during the fiscal years ended April 30, 1998 and 1999, officers and employees of the Company loaned the Company funds. The following schedule summarizes these borrowing and repayments.

                               Balance as of      FY 1998         FY 1998      Balance as of
 Name and Principal Position    May 1, 1997    Borrowings (a)  Repayments (a)  April 30, 1998
James E. Alexander                      $0.00      $25,000.00      $25,000.00           $0.00
President & CEO

Boris Rubizhevsky                       $0.00           $0.00           $0.00           $0.00
Senior Vice President

Daniel J. Grady                         $0.00      $15,600.00      $15,600.00           $0.00
Vice President

Stephen J. Burden                       $0.00      $86,821.92      $86,821.92           $0.00
Vice President (b)

Paul J Catuna                           $0.00      $10,176.59       $3,176.59       $7,000.00
Chief Financial Officer (c)

Lindsay Gardner                         $0.00     $122,880.28     $122,880.28           $0.00
Director (d)



Jacques J. Delente                $150,000.00      $13,020.55     $163,020.55           $0.00

(a) Includes interest accrued and paid through April 30, 1998. Amounts are aggregated.

(b) Dr. Burden was also granted warrants exercisable for 40,951 shares of Common Stock issued in connection with a private placement (the "Placement I") of 12% nonconvertible promissory notes and warrants to purchase Common Stock of the Company in September 1997.

(c) Mr. Catuna was also granted warrants exercisable for 2,071 shares of Common Stock issued in connection with "Placement I" of 12% nonconvertible promissory notes and warrants to purchase Common Stock of the Company in September 1997.

(d) Ms. Gardner was also granted warrants exercisable for 91,001 shares of Common Stock issued in connection with "Placement I" of 12% nonconvertible promissory notes and warrants to purchase Common Stock of the Company in September 1997.

(e) Dr. Delente was also granted warrants exercisable for 122,853 shares of Common Stock issued in connection with "Placement I" of 12% nonconvertible promissory notes and warrants to purchase Common Stock of the Company in September 1997.

                               Balance as of      FY 1999         FY 1999      Balance as of
 Name and Principal Position    May 1, 1998    Borrowings (a)  Repayments (a)  April 30, 1999
James E. Alexander                      $0.00           $0.00           $0.00           $0.00
President & CEO

Boris Rubizhevsky                       $0.00      $44,290.20           $0.00      $44,290.20
Senior Vice President

Daniel J. Grady                         $0.00      $47,100.00      $47,100.00           $0.00
Vice President

Stephen J. Burden                       $0.00           $0.00           $0.00           $0.00
Vice President

Paul J Catuna                       $7,000.00      $5,1500.00      $12,150.00           $0.00
Chief Financial Officer

Lindsay Gardner                         $0.00           $0.00           $0.00           $0.00
Director

Jacques J. Delente                      $0.00      $93,000.00      $48,000.00      $45,000.00

(a) Includes interest accrued and paid through April 30, 1999. Amounts are aggregated.

                               Balance as of      FY 2000         FY 2000      Balance as of
 Name and Principal Position    May 1, 1999    Borrowings (a)  Repayments (a)  Feb. l0, 2000
James E. Alexander                      $0.00           $0.00           $0.00           $0.00
President & EO

Boris Rubizhevsky                  $44,290.20       $8,858.04      $53,214.24           $0.00
Senior Vice President (b)

Daniel J. Grady                         $0.00           $0.00           $0.00           $0.00
Vice President

Stephen J. Burden                       $0.00      $57,500.00      $57,500.00           $0.00
Vice President



Paul J Catuna                           $0.00           $0.00           $0.00           $0.00
Chief Financial Officer

Lindsay Gardner                         $0.00           $0.00           $0.00           $0.00
Director

Jacques J. Delente                 $45,000.00      $13,500.00      $58,500.00           $0.00


     (a) Includes interest accrued and paid through February 10, 2000. Amounts are aggregated.

     (b) Mr. Rubizhevsky's note to the company was converted into 66,666 shares of Common Stock underlying 33,333 shares of Series A convertible preferred stock and 33,333 warrants issued in connection with a second private placement (the "Placement II") of Series A convertible preferred stock and warrants to purchase Common Stock of the Company on July 30, 1999.

     (c) Dr. Burden's note to the company was converted into 66,666 shares of Common Stock underlying 33,333 shares of Series A convertible preferred stock and 33,333 warrants issued in connection with "Placement II" on July 30, 1999.

Mr. Hegener also had a loan payable from the Company resulting from the purchase of Chemotrade by Isonics. This transaction is described in more detail in the prior section, RECENT BUSINESS ACQUISITIONS. Mr. Hegener was also granted 35,000 warrants to compensate him for a late loan payment. This transaction is described in more detail in the prior section, ITEM 10. EXECUTIVE COMPENSATION.

     COMPENSATION AGREEMENTS. Please refer to the prior section, ITEM 10. EXECUTIVE COMPENSATION, describing the employment agreements between the Company and Messrs. Alexander, Rubizhevsky, and Hegener, and Drs. Grady and Cuttriss. Also described in this section is the directors' compensation policy.

     PURCHASE OF PREFERRED STOCK, COMMON STOCK AND WARRANTS. Please refer to the prior section, ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, for more information regarding purchases of equity instruments by management and directors.

     SHORT-SWING LIABILITY. Dr. Cuttriss and his affiliate, Metallurgy International, Inc., as a result of acquiring and selling shares in July and September of 1999 respectively, may have obtained a short-swing profit of $4,218.00. Dr. Cuttriss resolved these alleged liability to the Company in February 2000 by paying the Company $500.00, and entering into a promissory note for the balance payable with interest over eight quarters beginning June 1, 2000, at the rate of $499.92 per quarter. Please refer to the prior section,
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, for more information.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit                                    Title
   No.
-----------
   3.01    [Reserved]
   3.02    Registrant's Bylaws. (1)
   3.03    Registrant's Amended and Restated Articles of Incorporation. (1)
   4.01    Specimen Common Stock Certificate. (1)
   4.02    Form of Representatives' Warrant Agreement. (1)
   4.03    Form of Warrant Agreement between the Registrant and Continental
           Stock Transfer & Trust Company, Monroe Parker Securities. (1)
   4.04    Specimen Warrant Certificate. (1)
  10.01    Registrant's 1996 Stock Option Plan. (1)(2)
  10.02    Form of Employment Agreement between the Registrant and certain officers of the Registrant. (1)(2)
  10.03    Registrant's 1996 Executives Equity Incentive Plan. (1)(2)
  10.04    Registrant's 1996 Equity Incentive Plan. (1)(2)
  10.05    Memorandum of Agreement between Electrochemical Plant, AO
           Techsnabexport, Co., Ltd. and Registrant. (1)
  10.06    Option Agreement between the Registrant and Yale University. (1)
  10.07    Office Lease Agreement between Paulsen Properties and the Registrant dated as of January 1, 1996, as amended. (1)
  10.08    Letter from Yale University to Registrant dated February 10, 1996. (1)
  10.09    Form of Indemnity Agreement to be entered into by Registrant with each of its directors and investors. (1)(2)
  10.10    Stock Purchase Agreement, dated as of April 30, 1998, among Isonics
           Corporation, a California corporation, Metallurgy International,
           Inc., a Nevada corporation, and International Process Research
           Corporation, a Colorado corporation. (3)
  10.10.1  Escrow Agreement, dated as of May 15, 1998, among Isonics
           Corporation, a California corporation, Metallurgy International,
           Inc., a Nevada corporation, Robert H. Cuttriss (as Agent), and
           Colorado Business Bank, as Escrow Agent. (3)
  10.11    Registration Rights Agreement dated as of September 27, 1996 by and among Registrant and certain investors. (1)
  10.12    Employment Agreement between the Registrant and James E. Alexander. (1)(2)
  10.13    Employment Agreement between the Registrant and Boris Rubizhevsky. (1)(2)
  10.14    Security Agreement dated March 31, 1995 between the Company and
           Isoserve, Inc. (1)
  10.15    Consulting Agreement between the Registrant and Larry Wells Co.,
           Inc. (1)(2)
  10.16    February 1997 Agreement between the Registrant, Electrochemical
           Plant and AO Techsnabexport, Co., Ltd. (1)
  10.17    Letter from Yale University to Registrant dated January 28, 1997. (1)
  10.18    Certificate of Determination of Preferences and Rights of the Series
           A Preferred Stock. (4)
  10.19    Form of Subscription Agreement. (4)
  10.20    Form of Warrant. (4)

-------------------------
(1)  Incorporated herein by reference to exhibit filed with the Company's
     Registration Statement on Form SB-2 ("Registration Statement"). File No.
     333-13289 in which this exhibit bears the same number.

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



  10.21    Investment Banking Agreement. (4)
  10.22    Form of Registration Rights Agreement. (4)
  23.10    Consent of independent accountants
  24.01     Power of Attorney (see page 27).
  27.01    Financial Statement Schedule.

(b) Reports on Form 8-K. No Report on Form 8-K was filed by the Company in the quarter ended April 30, 1999. The following reports on Form 8-K were filed subsequently:

            Report on Form 8-K reporting an event of July 29, 1999, reporting an event under Item 5.

            Report on Form 8-K reporting an event of December 1, 1999, reporting an event under Items 2 and 7.

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