Form 10QSB
period 2000-01-31
ISONICS CORP
filed 2000-03-15
CIK 1023966

b

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                -------------

                                 FORM 10-QSB

(Mark One)

   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended January 31, 2000



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


                                (303) 279-7900
                                --------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---      ---

The number of shares outstanding of the registrant's Common Stock, no par value, was 6,676,691 at March 10, 2000.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

                             Isonics Corporation

                              TABLE OF CONTENTS

                                 FORM 10-QSB


Part I: Financial Information

      Item 1:  Financial Statements

               Condensed Consolidated Balance
                  Sheets as of January 31, 2000
                  and April 30, 1999...................................3
               Condensed Consolidated
                  Statements of Operations for
                  the Three and Nine Month
                  Periods Ended January 31,
                  2000 and 1999........................................5
               Condensed Consolidated
                  Statements of Cash Flows for
                  the Nine Month Periods Ended
                  January 31, 2000 and 1999............................6
               Notes to Condensed Consolidated
                  Financial Statements.................................7

      Item 2:  Management's Discussion and
                  Analysis of Financial
                  Condition and Results of
                  Operations..........................................12

Part II:       Other Information

      Item 6:  Exhibits and Reports on Form 8-K.......................23

Signatures     .......................................................24


PART I:  FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS


                      ISONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS


                                                      (UNAUDITED)
                                                      JANUARY 31,     APRIL 30,
                                                        2000            1999
                                                     ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                       $      4,576   $        452
     Accounts receivable (Net of allowance of $82)          1,915            932
     Inventories                                              233            651
     Prepaid expenses and other current assets                 72            160
                                                     ------------   ------------
          Total current assets                       $      6,796   $      2,195
                                                     ------------   ------------

LONG-TERM ASSETS
     Property and equipment, net                              784          1,018
     Goodwill, net                                          3,104          3,388
     Notes receivable from shareholders                         0            130
     Other assets                                              32             75
                                                     ------------   ------------
          Total long-term assets                     $      3,920   $      4,611
                                                     ------------   ------------

TOTAL ASSETS                                         $     10,716   $      6,806
                                                     ============   ============

          See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      (UNAUDITED)
                                                                      JANUARY 31,          APRIL 30,
                                                                          2000               1999
                                                                      ------------        ------------
CURRENT LIABILITIES:
     Notes payable and line of credit                                  $     24             $  1,136
     Notes payable to related parties                                         0                  922
     Accounts payable                                                     1,364                1,368
     Accrued liabilities                                                  1,341                1,086
                                                                       --------             --------
          Total current liabilities                                    $  2,729             $  4,512
                                                                       --------             --------

SHAREHOLDERS' EQUITY:
     Class A Preferred Stock--no par value. 10,000,000                    2,745                   --
          shares authorized; 1,830,000 shares outstanding
     Common stock--no par value.  20,000,000 shares
          authorized; 6,663,017 shares issued
          and outstanding on January 31, 2000 and 6,607,760
          shares issued and outstanding on April 30, 1999                 6,765                6,795
     Notes receivable from shareholders                                    (210)                (469)
     Accumulated deficit                                                 (1,313)              (4,032)
                                                                       --------             --------
          Total shareholders' equity                                   $  7,987             $  2,294
                                                                       --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 10,716             $  6,806
                                                                       ========             ========


            See notes to condensed consolidated financial statements.

                    ISONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          JANUARY 31,            JANUARY 31,
                                                     --------------------    --------------------
                                                       2000        1999        2000        1999
                                                     --------    --------    --------    --------
Net revenues                                         $  3,571    $  6,670    $ 11,115    $ 14,309
Cost of revenues                                        2,924       5,393       8,792      11,575
                                                     --------    --------    --------    --------
          Gross margin                                    647       1,277       2,323       2,734

Operating expenses:
  Selling, general and administrative                   1,284         826       3,117       2,444
  Research and development                                587         250         919         962
  Restructuring and office closure                         (3)         --          60         708
                                                     --------    --------    --------    --------
    Total operating expenses                            1,868       1,076       4,096       4,114
                                                     --------    --------    --------    --------
Operating income (loss)                                (1,221)        201      (1,773)     (1,380)
                                                     --------    --------    --------    --------
Other income (expense):
  Foreign exchange                                        (64)        131         (64)         35
  Interest income                                           5           9          55          21
  Other income                                          5,184          --       5,296          --
  Interest expense                                       (100)        (87)       (325)       (236)
                                                     --------    --------    --------    --------
    Total other income (expense), net                   5,025          53       4,962        (180)
                                                     --------    --------    --------    --------
Income (loss) before income taxes                       3,804         254       3,189      (1,560)
Income tax expense                                        470         177         471         197
                                                     --------    --------    --------    --------
NET INCOME (LOSS)                                    $  3,334    $     77    $  2,718    $ (1,757)
                                                     ========    ========    ========    ========
NET INCOME (LOSS) PER SHARE--BASIC
Net income (loss) per share                          $   0.50    $   0.01    $   0.41    $  (0.29)
Shares used in computing per share information          6,615       6,216       6,610       6,120

NET INCOME (LOSS) PER SHARE--DILUTED
Net income (loss) per share                          $   0.34    $   0.01    $   0.31    $  (0.29)
Shares used in computing per share information          9,770       6,918       8,906       6,120


            See notes to condensed consolidated financial statements.

                     ISONICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                                   JANUARY 31,
                                                               ------------------
                                                                2000        1999
                                                               -------    -------
Net cash (used in) provided by operating activities            $(2,904)   $   146


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Chemotrade, net of cash acquired                   --       (546)
     Sale of depleted zinc business                              6,730         --
     Purchases of property and equipment                           (20)      (120)
                                                               -------    -------
          Cash provided by (used in) investing activities      $ 6,710    $  (666)
                                                               -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in line of credit                                 (513)       931
     Proceeds from issuance of notes payable                        75        500
     Repayments of notes payable                                (1,494)    (1,714)
     Proceeds from issuance of common stock                         --         17
     Proceeds from issuance of Class A Preferred Stock           2,250         --
     Payments of debt issuance costs                                --        (30)
                                                               -------    -------
          Cash provided by (used in) financing activities      $   318    $  (296)
                                                               -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:            4,124       (816)
     Cash and cash equivalents at beginning of period              452      1,044
                                                               -------    -------
     Cash and cash equivalents at end of period                $ 4,576    $   228
                                                               =======    =======

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                             $   252    $   149
                                                               =======    =======
          Income taxes                                         $    53    $   242
                                                               =======    =======

Supplemental disclosure of noncash investing and
     financing activities:
          Accounts payable converted into
              notes payable                                    $   243    $    --
          Liabilities converted into Class A
              Preferred Stock                                      495         --
          Equipment acquired under capital lease                    --         14
          Issuance of warrants in conjunction
              with notes payable                                   245         --
          Retirement of Common Stock by
              shareholders to pay off subscriptions                275         --
                                                               =======    =======

          Purchase of Chemotrade:
               Cash paid, net of cash acquired                            $   546
               Stock issued to sellers                                        894
               Notes payable issued to sellers                              1,750
               Liabilities assumed                                          1,598
                                                                          -------
                    Assets acquired (including
                       goodwill of $3,385)                                $ 4,788
                                                                          =======


            See notes to condensed consolidated financial statements.

                     ISONICS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of January 31, 2000, and for the three and nine months ended January 31, 2000, and 1999, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 1999.


NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include common stock options, warrants and convertible preferred stock. Basic net income (loss) per share is computed by dividing net income
(loss) by the number of weighted average common shares outstanding. Diluted net income (loss) per share reflects potential dilution from outstanding stock options and warrants using the treasury stock method, and convertible preferred stock using the if-converted method. A total of approximately 1,513,000 outstanding stock options and warrants have been excluded from the diluted earnings per share calculation, as the inclusion would be anti-dilutive. An additional 4,000,000 warrants were excluded from the calculation, as the issuance of the warrants is contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher Transaction.

RECONCILIATION OF EARNINGS PER SHARE CALCULATIONS


                                           THREE MONTHS ENDED  NINE MONTHS ENDED
                                               JANUARY 31,       JANUARY 31,
                                           ------------------  -----------------
          NUMERATOR                          2000     1999       2000     1999
                                           -------   -------   -------   -------
Net income (loss)                          $ 3,334        77     2,718    (1,757)
Preferred stock dividends                       --        --        --        --
                                            -------   -------   -------   -------

Net income (loss) used in computing
basic income (loss) per common share       $ 3,334   $    77   $ 2,718   $(1,757)

Preferred stock dividends                       --        --        --        --
                                           -------   -------   -------   -------
Net income (loss) used in computing
diluted income (loss) per common share     $ 3,334        77     2,718    (1,757)
                                           =======   =======   =======   =======


         DENOMINATOR
Weighted average common shares
outstanding during the period                6,615     6,216     6,610     6,120

Dilutive effect of conversion of
preferred stock                              1,830        --     1,220        --
                                           -------   -------   -------   -------
Dilutive effect of options and
warrants using the treasury stock method     1,325       702     1,076        --



                                           -------   -------   -------   -------
Shares used in computing diluted
income (loss) per common share               9,770     6,918     8,906     6,120
                                           =======   =======   =======   =======


                     ISONICS CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INVENTORIES

Inventories consist of (in thousands):


                                JANUARY 31,      APRIL 30,
                                   2000            1999
                                -----------      ----------
Finished goods                    $138            $420
Work in progress                    95              --
Raw materials                       --             231
                                  ----            ----
     Total inventories            $233            $651
                                  ====            ====

NOTES PAYABLE - RELATED PARTIES

Two notes were issued to each of the sellers of Chemotrade GmbH and subsidiary as consideration for a portion of the purchase price. The first note was repaid in August 1998. A partial payment of approximately $550 thousand was paid in June 1999, on the second note. The remaining balance of approximately $343 thousand including interest, was refinanced and was originally payable July 31, 2000. The new interest rate was 12% per annum. In addition, approximately 70,000 warrants (five-year, $3.00 strike price) were issued in June 1999, in conjunction with the refinancing. The fair value of these warrants was determined to be $157 thousand, using the Black-Scholes option pricing model, and this value has been amortized as additional interest expense. This note, and all accrued interest, was paid in December 1999, with proceeds made available from the Eagle-Picher Transaction, described in more detail below in the paragraph entitled "SALE OF DEPLETED ZINC BUSINESS."


RESTRUCTURING AND OFFICE CLOSURE COSTS

On October 31, 1998, the Company announced a restructuring of its operations and relocation of its headquarters from San Jose, California to Golden, Colorado, the location of the Company's subsidiary, Interpro. As of January 31, 2000, the only significant restructuring cost remaining is the lease payments on the former San Jose office. This liability, net of sublease income, is estimated to be approximately $51 thousand, and will be paid over the next four years.


SIGNIFICANT CUSTOMERS

At January 31, 2000, one customer accounted for 33% of total accounts receivable. The same customer accounted for approximately 37% of net revenues during the three months ended January 31, 2000, and for approximately 18% of net revenues during the nine months ended January 31, 2000. The same customer accounted for approximately 13% of net revenues during the three months ended January 31, 1999, and 17% of net revenues during the nine months ended January 31, 1999.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


PREFERRED STOCK ISSUANCE

On July 29, 1999, the Company completed a private placement financing to accredited investors and certain creditors valued in total at $2.745 million. The Company issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one warrant. The Company received $2,250,000 cash proceeds and converted $495,000 of long-term debt and other obligations to equity. Each share of the Series A Convertible Preferred Stock is convertible into one share of the Company's common stock at a conversion price of $1.50. The liquidation preference for the Series A Convertible Preferred Stock is $1.50. Each warrant allows the investor to purchase one share of the Company's common stock for $3.75 through July 29, 2002.

In addition to converting $495,000 of existing debt and other obligations into equity as part of the private placement, the Company:

- issued 500,000 warrants to purchase shares of the Company's common stock to an investment banker for service rendered in this placement. The warrants are exercisable at $3.75 per share through July 29, 2002.

- extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000 and extended the payment due date for certain unsecured promissory notes to January 2000. These notes were repaid in full, including accrued interest, in December 1999.


SEGMENT INFORMATION (IN THOUSANDS)

                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                            JANUARY 31,             JANUARY 31,
                                       -------------------     -------------------
                                        2000         1999        2000        1999
                                       -------     -------     -------     -------
Segment revenues:
  Isotope products                     $ 3,271     $ 5,985     $10,098     $11,991

  Contract research and
    development services and other         300         685       1,017       2,318
                                       -------     -------     -------     -------
    Total                              $ 3,571     $ 6,670     $11,115     $14,309


                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                           JANUARY 31,               JANUARY 31,
                                       --------------------      --------------------
                                         2000        1999         2000          1999
                                       -------      -------      -------      -------
Segment operating (loss) income:
  Isotope products                     $(1,058)     $  (340)     $(1,387)     $(1,217)
  Contract research and
    development services and other        (163)         541         (386)        (163)
                                       -------      -------      -------      -------
    Total                              $(1,221)     $   201      $(1,773)     $(1,380)


                                     January 31,
                                        2000
                                     -----------
Identifiable Assets:
  Isotope products                     $ 9,750
  Contract research and
    development services and other         966
                                       -------
    Total                              $10,716


A summary of operations by geographic area is as follows:



                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                      JANUARY 31,                JANUARY 31,
                                ------------------------    -----------------------
                                   2000          1999          2000          1999
                                ----------    ----------    ---------     ---------
Net revenues:
     United States              $    1,098    $    3,908    $   3,904     $   6,964
     Germany                         2,473         2,762        7,211         7,345
                                ----------    ----------    ---------     ---------
          Total                 $    3,571    $    6,670    $  11,115     $  14,309



                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                      JANUARY 31,                JANUARY 31,
                                ------------------------    -----------------------
                                    2000          1999         2000          1999
                                ----------    ----------    ---------     ---------
Operating (loss) income:
     United States              $  (1,258)    $      593    $ (1,982)     $ (1,107)
     Germany                           37           (392)        209          (273)
                                ----------    ----------    ---------     ---------
          Total                 $  (1,221)    $      201    $ (1,773)     $ (1,380)


                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                January 31,
                                   2000
                                -----------
Identifiable Assets:
     United States              $     8,798
     Germany                          1,918
                                -----------
          Total                 $    10,716


SALE OF DEPLETED ZINC BUSINESS

On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC. ("Eagle-Picher") for approximately $8.2 million, of which $6.7 million was paid on December 1, 1999. Additionally, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us in 2000 with 200 kilograms of silicon-28 to be used in research and development activities. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock. The warrants are contingent upon the delivery of silicon-28 by Eagle-Picher. As silicon-28 is delivered we will record the value of the silicon and the warrants proportionately (20,000 warrants per kilogram), at a value of $25.00 per gram. This is the price we most recently paid for silicon-28 from another supplier.

The balance of $1.5 million is payable in three annual installments of $500 thousand. These installments are contingent upon the performance of an unaffiliated supplier of depleted zinc whose contract with us was assigned to Eagle-Picher. We will recognize the contingent gain on a straight-line basis over the thirty-six month period, approximately $41,500 per month, as the supplier performs under the contract. Two months, or approximately $83,000, has been recognized in the quarter ended January 31, 2000.

We do not anticipate significant revenues from sales of silicon-28 based products in the fiscal year ended April 30, 2000. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-QSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE: STATEMENTS REGARDING FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; STATEMENTS REGARDING FUTURE SELLING, GENERAL AND ADMINISTRATIVE COSTS AND RESEARCH AND DEVELOPMENT SPENDING AND OUR PRODUCT DEVELOPMENT STRATEGY; AND STATEMENTS REGARDING FUTURE CAPITAL EXPENDITURES AND FINANCING REQUIREMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE UNDERTAKE NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.


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

Originally, our core business was the production and supply of depleted zinc ("DZ"), a non-radioactive stable isotope, to the energy industry. In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. The acquisition of Chemotrade GmbH ("Chemotrade") in 1998 added radioactive isotopes (or radioisotopes) to our available products. As a result of the sale of our depleted zinc business in December 1999, (see discussion below) our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Additionally, Chemotrade supplies various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Chemotrade's market is primarily Europe but sales are also made to North America and Asia.

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

On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for approximately $8.2 million of which $6.7 million was paid on December 1, 1999. Additionally, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us with 200 kilograms of silicon-28 in 2000. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock.

As a result of the sale of the depleted zinc business, we anticipate lower revenues in future quarters and a lost or delayed sale of radioisotopes could have a significant impact on our operating results for a particular period, and such fluctuations could materially and adversely affect our business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.


                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 JANUARY 31,            JANUARY 31
                                             ------------------     ------------------
                                              2000        1999       2000        1999
                                             ------      ------     ------      ------
Net revenues                                 100.0%      100.0%     100.0%      100.0%
Cost of revenues                              81.9        80.9       79.1        80.9
                                             -----       -----      -----       -----
     Gross margin                             18.1        19.1       20.9        19.1
                                             -----       -----      -----       -----

Operating expenses:
     Selling, general & Administrative        36.0        12.4       28.0        17.1
     Research & development                   16.4         3.7        8.3         6.7
     Restructuring & office closure           (0.1)       --          0.5         4.9
                                             -----       -----      -----       -----
          Total operating expenses            52.3        16.1       36.8        28.7
                                             -----       -----      -----       -----
Operating income (loss)                      (34.2)        3.0      (15.9)       (9.6)
                                             =====       =====      =====       =====
Other income (expense) net                   140.7         0.8       44.6        (1.3)
                                             -----       -----      -----       -----
Income (loss) before income taxes            106.5         3.8       28.7       (10.9)
                                             -----       -----      -----       -----
Income tax expense                            13.2         2.7        4.2         1.4
                                             -----       -----      -----       -----
NET INCOME (LOSS)                             93.3%        1.1%      24.5%      (12.3)%
                                             =====       =====      =====       =====


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET REVENUES

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, revenues will be decreased on an annual basis by approximately $6.0 million dollars. The impact on the fiscal year ended April 30, 2000, should be somewhat less as the sale occurred seven months into the fiscal year.

Net revenues for the three months ended January 31, 2000, were $3.571 million, a decrease of approximately 46.5% or $3.099 million over $6.670 million for the same period in the prior fiscal year. The decrease is primarily because our net revenues from isotope product sales decreased approximately $2.714 million for the three months ended January 31, 2000, to approximately $3.271 million from approximately $5.985 million in the comparable period of the prior year. Net revenues from radioisotope sales decreased approximately $856 thousand for the three months ended January 31, 2000, compared to the three months ended January 31, 1999, to approximately $2.445 million. Net revenues from stable isotope sales decreased approximately $1.858 million for the three months ended January 31, 2000, compared to the three months ended January 31, 1999, to approximately $826 thousand. Net revenues from contract research and development services sales as well as other sources of sales decreased approximately $385 thousand for the three months ended January 31, 2000, to approximately $300 thousand from approximately $685 thousand in the comparable period of the prior year. Net revenues from stable isotope and radioisotope sales varied considerably from the same quarter in the prior fiscal year primarily because of timing of large depleted zinc and radioisotope sales orders and shipments. Because of the Eagle-Picher transaction there were no significant depleted zinc sales in the quarter ended January 31, 2000.

Net revenues for the nine months ended January 31, 2000, were $11.115 million, a decrease of approximately 22% or $3.194 million from $14.309 million for the same period in the prior fiscal year. The decrease is primarily because our net revenues from contract research and development engagements and other sources of sales decreased approximately $1.301 million for the nine months ended January 31, 2000, to approximately $1.017 million from approximately $2.318 million in the comparable period of the prior year. Net revenues from isotope product sales also decreased approximately $1.893 million for the nine months ended January 31, 2000, to approximately $10.098 million from approximately $11.991 million in the comparable period of the prior year. Net revenues from radioisotope sales decreased approximately $513 thousand for the nine months ended January 31, 2000, compared to the nine months ended January 31, 1999, to approximately $5.001 million. Net revenues from stable isotope sales decreased approximately $1.380 million for the nine months ended January 31, 2000, compared to the nine months ended January 31, 1999, to approximately $5.097 million. Net revenues from stable isotopes and radioisotope sales varied because of the timing and size of large depleted zinc and radioisotope sales orders and shipments. Because of the Eagle-Picher transaction there were no significant depleted zinc sales in the last two months of the nine-month period ended January 31, 2000, and there will be no revenues for the remainder of the fiscal year ending April 30, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We do not anticipate significant revenues from sales of silicon-28 based products in the fiscal year ended April 30, 2000. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.


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

Gross margin for the three months ended January 31, 2000, decreased to approximately 18.1% of net revenues from approximately 19.1% for the same period in the prior fiscal year. The decrease is primarily because of a change in product mix sold during the quarter as discussed above. Gross margin for the nine months ended January 31, 2000, increased to approximately 20.9% of net revenues from approximately 19.1% for the same period in the prior fiscal year. The increase is primarily because of a change in product mix sold during the nine month period as discussed above.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, selling, general and administrative expenses will be decreased on an annual basis by approximately $100 thousand dollars. The impact on the fiscal year ended April 30, 2000 should be somewhat less as the sale occurred seven months into the fiscal year. We anticipate that, in general, selling, general and administrative expenses will remain relatively stable because of cost contols implemented throughout the Company during the past twelve months. As a percentage of revenues selling, general and administrative expenses should increase, as revenues will be significantly lower.

Selling, general and administrative expenses increased $458 thousand or 55.4% to approximately $1.284 million, or approximately 36.0% of net revenues for the three months ended January 31, 2000, from $826 thousand, or 12.4% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended January 31, 2000, was primarily attributable to increased usage of professional services including legal, business development and accounting services, and compensation expense related to one-time bonuses associated with the Eagle-Picher transaction paid to certain members of senior management. The percentage increase was primarily caused by much lower revenues during the quarter ended January 31, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses increased $673 thousand or 27.5% to approximately $3.117 million, or approximately 28.0% of net revenues for the nine months ended January 31, 2000, from $2.444 million, or 17.1% of net revenues in the comparable period of the prior year. The dollar increase for the nine months ended January 31, 2000, was primarily attributable to increased usage of professional services including legal, business development and accounting services, and compensation expense related to one-time bonuses associated with the Eagle-Picher transaction paid to certain members of senior management. The percentage increase was primarily caused by the same factors and lower revenues.


RESEARCH AND DEVELOPMENT

Research and development expenses will not be significantly affected by the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, because we had not spent significant funds on depleted zinc research and development in the last fiscal year, and did not have plans for any significant future research and development expenditures. However, as a percentage of revenues research and development expenses should increase, as revenues will be significantly lower.

Research and development expenses increased approximately $337 thousand, or approximately 134.8%, to $587 thousand for the quarter ended January 31, 2000, from $250 thousand for the comparable period in fiscal 1999, while increasing on a percentage basis to approximately 16.4% of net revenues from approximately 3.7%. The dollar increase during the quarter ended January 31, 2000, was primarily because of research and development costs associated with the development of isotopically pure silicon wafers.

As described above, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us with 200 kilograms of silicon-28 in 2000. The silicon-28 will be used to further development of our semiconductor materials business. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock. The warrants are contingent upon the delivery of silicon-28 by Eagle-Picher. The anticipated value of the 200 kilograms is approximately $5,000,000. As we use the silicon-28 in our research and development activities, we will recognize an expense of approximately $25.00 per gram, as this is the price we most recently paid for silicon-28 from another supplier. As silicon-28 is delivered we will record the warrants proportionately (20,000 warrants per kilogram).

Research and development expenses decreased by approximately $43 thousand, or approximately 4.5%, to $919 thousand for the nine months ended January 31, 2000, from $962 thousand for the comparable period in fiscal 1999, while increasing on a percentage basis to approximately 8.3% of net revenues from approximately 6.7%. The percentage increase during the nine months ended January 31, 2000, was primarily because of lower revenues as described above. The absolute dollar expenditures are comparable year over year, however, more emphasis is now being placed on semiconductor materials development.

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

As of January 31, 2000, the only significant restructuring cost remaining is the lease payments on the former San Jose, California office, which has been sublet for the remaining term of our lease. The net liability is estimated to be approximately $51 thousand and will be incurred over the next four years. The $60 thousand expense in the nine months ending January 31, 2000, was primarily related to moving costs incurred by two senior executives.


OTHER INCOME (EXPENSE), NET

Interest expense is expected to be significantly lower in future periods as several notes payable were paid with a portion of the cash proceeds received from the sale of the depleted zinc business to Eagle-Picher on December 1, 1999.

Other income (expense), net includes interest income and expense, amortization of debt issuance costs and the fair value of warrants issued in connection with debt, and foreign currency gains and losses. Other income, net increased by approximately $4.972 million, to $5.025 million, for the quarter ended January 31, 2000, from other income, net of approximately $53 thousand, for the comparable period of the previous fiscal year. The Eagle-Picher transaction resulted in a gain of $5.172 million in other income.

Other income (expense), net increased by approximately $5.142 million, to $4.962 million, for the nine months ended January 31, 2000, from other (expense), net of approximately $180 thousand, for the comparable period of the previous fiscal year. The Eagle-Picher transaction resulted in $5.172 million in other income. Additionally, an increase in other income of approximately $112 thousand was due to a favorable settlement of an outstanding contingency. Foreign currency exchange losses increased by approximately $99 thousand for the nine months ended January 31, 2000.


INCOME TAXES

We realized a gain on the sale of our depleted zinc business of approximately $5.2 million. The tax effect of this sale, net of tax loss carryforwards available is estimated to be approximately $435 thousand. Additionally, there was income tax expense for the quarters ended January 31, 2000, and January 31, 1999, of $35 thousand and $177 thousand respectively, and income tax expense for the nine months ended January 31, 2000 and 1999, of $36 thousand and $197 thousand, respectively, related to income generated by our Germany-based subsidiary, Chemotrade.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, liquidity has been significantly improved.

Our principal sources of funding have been cash from borrowed funds and sales of preferred stock. We used cash in operating activities of approximately $2.904 million and generated cash of $146 thousand, during the nine months ended January 31, 2000, and 1999, respectively. Cash used in operating activities during the nine months ended January 31, 2000 was principally the result of a net loss of approximately $2.454 million before the gain of approximately $5.172 million resulting from the Eagle-Picher Transaction, and increase in net operating assets. Cash generated by operating activities during the nine months ended January 31, 1999, was principally the result of a net loss of $1.757 million, reduced by non-cash charges and decreases in net operating assets.

Our investing activities generated cash of $6.710 million for the nine months ended January 31, 2000, primarily because of the sale of our depleted zinc business to Eagle-Picher. Our investing activities used cash of $666 thousand for the nine months ended January 31, 1999, primarily for purchases of property and equipment and $546 thousand was also used during the nine months ended January 31, 1999 for the purchase of our subsidiary Chemotrade.

Financing activities generated cash of $318 thousand during the nine months ended January 31, 2000, and used cash of $296 thousand during the comparable period of the previous fiscal year. Cash provided by financing activities during the nine months ended January 31, 2000, resulted primarily from the issuance of convertible preferred stock for cash of $2.250 million, and proceeds from the issuance of long-term debt of $75 thousand. Net repayments on the revolving line of credit of $513 thousand, and repayments of debt of $1.494 million were the primary uses of cash during the nine-month period ended January 31, 2000. Cash used during the nine months ended January 31, 1999, resulted primarily from repayments of debt of $1.714 million, offset by net borrowings on the revolving line of credit of $931 thousand and proceeds of $500 thousand from the issuance of long-term debt.

At January 31, 2000, we had approximately $4.576 million of cash and cash equivalents, an increase of approximately $4.124 million, compared to $452 thousand as of April 30, 1999. At January 31, 2000, we had positive working capital of approximately $4.067 million, an increase of approximately $6.384 million from negative working capital of approximately $2.317 million April 30, 1999. The increase is primarily the result of proceeds from the issuance of preferred stock in July 1999 and the Eagle-Picher transaction.

During the nine months ended January 31, 2000, we issued approximately $2.745 million in convertible preferred stock. Cash proceeds totaled approximately $2.250 million and conversion of notes payable and other obligations to preferred stock totaled approximately $0.495 million. This convertible preferred stock placement is described in detail in the Form 8-K we filed on August 11, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At April 30, 1999, and subsequently until December 1, 1999, we were in default of our borrowing agreements with Coast Business Credit ("Coast"), and on December 1, 1999, we had approximately $215 thousand of outstanding borrowings. We have used some of the proceeds of the depleted zinc business sale described above to pay off the Coast borrowings and our relationship with Coast has been terminated. We currently have no borrowing agreements in place with any lenders or similar organizations.

We believe that the cash proceeds from the recent sale of our depleted zinc business will be sufficient for us to meet our cash needs for the next twelve months. However, our long-term capital requirements will only be met if we are able to generate profits from operations and positive cash flows, or develop new sources of financing of which there can be no assurance.


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


DEPENDENCE ON KEY PERSONNEL

Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer, Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply, Dr. Robert Cuttriss, President of Interpro, and Herbert Hegener, Managing Director of Chemotrade. We maintain $1 million of key man life insurance on the lives of Messrs. Alexander and Rubizhevsky, and Dr. Cuttriss and all are covered by employment agreements with the Company extending through September 2001, 2001, and 2003, respectively. Mr. Hegener is covered by an employment agreement with the Company extending through the year 2001. We believe that our future success will depend in large part upon our ability to attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SHARES ELIGIBLE FOR FUTURE SALE

As of March 10, 2000, there are 6,676,691 shares outstanding of our Common Stock. An additional 11,396,668 shares of Common Stock are issuable through the exercise of options and warrants and the conversion of our Preferred Stock, including 4,000,000 warrants held by Eagle Picher that are contingent on the delivery of 200 kilograms of silicon-28 by Eagle-Picher to us. Based on the 17-3/8 per share closing price of our Common Stock on March 10, 2000, all of our common stock equivalents are in-the-money. If the Common Stock underlying these securities were issued, the existing holders of our Common Stock would be subject to substantial dilution of their holdings. Because our officers, directors and affiliates hold a significant number of these securities, these persons would continue to control more than 50% of our Common Stock on a fully diluted basis.

There are approximately 1.924 million shares and equivalents subject to a lock- up agreement that expires in September 2000. Because of actions taken by the underwriter of our initial public offering, we have the sole discretion to release these securities from the lock-up agreement prior to September 2000.

The warrants issued in conjunction with the private placement of convertible preferred stock as well as the convertible preferred stock (approximately 2.33 million and 1.83 million respectively) in July 1999, are also subject to a lock-up that expires in April 2000.

Although many of the shares issuable through the exercise of warrants or the conversion of our Preferred Stock are not registered, the majority of the securities are subject to registration rights agreements whereby we can be required to register the underlying shares for resale. Once the shares are registered, all of our outstanding Common Stock will be eligible for resale in the open market. The offer of a large number of shares of common stock for sale could have a negative effect on the trading price of our Common Stock.

We may call up to 4.810 million of the outstanding warrants in the event the closing price of our Common Stock exceeds various pre-determined values for a period of time. The call provision with the greatest restrictions requires the closing price of our Common Stock to exceed $14.50 for twenty consecutive trading days. If we were to exercise all our call provisions as of March 10, 2000, there would be approximately 11.487 million shares of our Common Stock outstanding on a fully diluted basis.

                           PART II: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

We filed a report on Form 8-K and a subsequent Form 8-K/A describing the sale of our depleted zinc business to Eagle-Picher Technologies dated December 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 14th day of March, 2000.


      Isonics Corporation
           (Registrant)



      By  /s/James E. Alexander
        -------------------------
        James E. Alexander
        President, Chief Executive Officer and Director




      By  /s/ Brantley J. Halstead
        -------------------------
        Brantley J. Halstead
        Chief Accounting Officer and Chief Financial Officer