Form 10KSB40
period 2000-04-30
ISONICS CORP
filed 2000-07-28
CIK 1023966

----------------------------------------------------------------
----------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                       COMMISSION FILE NUMBER: 001-12531

                              ISONICS CORPORATION

                 (Name of small business issuer in its charter)

              CALIFORNIA                                    77-0338561
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

         5906 MCINTYRE STREET                                 80403
           GOLDEN, COLORADO                                 (Zip Code)
    (Address of principal executive
               offices)

                   Issuer's telephone number: (303) 279-7900

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
               Redeemable Class A Common Stock Purchase Warrants
                     Class B Common Stock Purchase Warrants
               Redeemable Class C Common Stock Purchase Warrants

                                (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes /X/ No / /

    Registrant's revenues for the fiscal year ended April 30, 2000 were $12,733,000.

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on, July 14, 2000 was $14,127,360. Excludes approximately 7,985,652 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock at July 14, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

    The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 14, 2000, was 10,972,160 shares. The following document is incorporated by reference into Part III of this Form 10-KSB: Proxy Statement for the annual meeting of shareholders to be held October 11, 2000, which will be filed no later than August 28, 2000.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

----------------------------------------------------------------
----------------------------------------------------------------

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

    WHEREVER POSSIBLE, WE HAVE TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "PLAN," "INTEND," AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND CONTINGENCIES, WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. THESE RISKS, UNCERTAINTIES AND CONTINGENCIES INCLUDE, WITHOUT LIMITATION, DEMAND FOR, AND ACCEPTANCE OF, OUR MATERIALS; CHANGES IN DEVELOPMENT AND DISTRIBUTION RELATIONSHIPS; THE IMPACT OF COMPETITIVE PRODUCTS AND TECHNOLOGIES; AND THE FACTORS SET FORTH UNDER "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION--FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS." WE HAVE NO OBLIGATION TO UPDATE OR REVISE ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-KSB.

    We are an advanced materials and technology company, which develops and commercializes products created from materials whose natural isotopic ratios have been modified. An isotope is one of two or more species (or nuclides) of the same chemical element, which differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties; the most well known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature; however, most of our radioisotopes are man-made. Stable isotopes are not radioactive.

    To take advantage of some of these different nuclear properties--and to create our products--it is usually necessary to increase ("enrich") or decrease ("deplete") the concentration of a particular isotope or isotopes. There are over 280 naturally occurring stable isotopes of 83 different elements. The number of isotopes of any given element varies widely. Stable isotopes of a given element typically do not differ significantly in their chemical behavior. Stable isotopes of an element differ in mass and diameter, as well as several nuclear properties, such as cross-section, spin and magnetic moment. Differences in these properties can result in substantially different effects, and some of these different effects have the potential for commercial application. Isotopes are typically referred to by their atomic mass number, which essentially is the sum of the number of protons and neutrons in the atom's nucleus. For example, oxygen-18 has eight protons and ten neutrons in its nucleus, and silicon-28 has fourteen protons and fourteen neutrons in its nucleus.

    For example, in ultra chemically pure crystals, grown for electronics or optical applications, isotopic impurities are the greatest contributor to crystal disorder because of mass and diameter variations. Eliminating this disorder by using a single enriched isotope (i.e. an isotopically pure substance) results in increased thermal conductivity and optical transparency, and thus in improved product performance.

Similarly, enriching or depleting isotopes based upon their nuclear cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of some semiconductors in the computer industry, and for use as targets to produce radioisotopes for the life sciences and other industries.

    Another example is labeling or tagging of materials. By varying the natural abundance of isotopes present in the material, the material acquires its own unique mass and/or nuclear magnetic signature. This process "tags" the material, and most importantly, does not change a given material's chemical properties. Though chemically equivalent, the "tagged" material is discernible from unlabeled materials through the use of several types of instruments including mass spectrometers.

    Enriched stable isotopes may be thought of as extremely pure materials. Not only are they chemically pure, but also consist primarily of only one isotope depending on the level of enrichment. This extra degree of purification, accomplished on the sub-atomic level, provides enhanced performance properties compared to normal (chemical only) purity materials. Depleted isotopes are typically processed further, and the elimination (or reduction in level) of an isotope, or isotopes, prevents the creation of undesirable byproducts in these subsequent processing steps. In some instances the undesirable byproducts are produced during the intended use of the non-depleted isotope material.

    Stable isotopes have commercial uses in several areas, including: energy generation; medical research, diagnostics, and drug development; product tagging and stewardship; semiconductors; and optical materials. We have successfully developed and commercialized several isotope products and intend to promote the emergence and growth of new stable isotope applications. The radioactive isotopes (or radioisotopes) we produce and sell are typically used in medical diagnostic, treatment, and therapy applications. In most cases we first produce an enriched or depleted stable isotope "target," which is then exposed to an appropriate form of radiation to create a specific radioisotope.

    A key property of a radioisotope is its half-life. The half-life is a measure of how fast a radioisotope decays into either a stable isotope or another radioisotope. Since most radioisotopes used in life science applications have short half-lives, they are rarely found in nature. Therefore these isotopes have to be made from a target material, usually in a nuclear reactor or a cyclotron, and usually used immediately. A nuclear reactor or a cyclotron generates the appropriate form of radiation required to convert the target material into the desired radioisotope.

    Today our isotope business addresses the material needs of two primary markets: life sciences and semiconductor materials. While we currently are focusing on these two markets, we continually evaluate other applications for both stable and radioisotopes. We also sell isotopes for use in basic scientific research and certain specific industrial applications. We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials.

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

RECENT BUSINESS ACQUISITIONS

    INTERNATIONAL PROCESS RESEARCH CORPORATION

    Effective April 30, 1998, we purchased all of the outstanding capital stock of International Process Research Corporation ("Interpro") from a previously unaffiliated corporation (Metallurgy International, Inc.). Interpro, which does business as Colorado Minerals Research Institute, is a materials processing and contract research and development company. Interpro performed (through December 1,

1999) key steps in our depleted zinc manufacturing process. The acquisition was made to assure future availability of this critical manufacturing technology, and to provide an infrastructure platform for performing value-added processing of other isotopes. Interpro has also jointly developed new, lower-cost technologies to enable its historical customers to better meet the various metallurgical and mineral processing needs of their customers. In connection with the acquisition, we issued 353,982 shares of our Common Stock (valued at $708,000) in exchange for all of the outstanding shares of Interpro. We accounted for the acquisition as a purchase.

    On May 1, 2000, we substantially reorganized Interpro to focus on one specific application: the recovery and recycling of zinc metal from various sources including, galvanized steel scrap, electric arc furnace dust, and brass scrap. We chose this course of action for two reasons. First, we believe the market potential for this, and related processes, is significant. Second, the profound and lengthy slump in the mineral processing and mining industries has significantly eroded Interpro's historical customer base. However, we will continue to meet the demands of a few remaining customers through various sub-contractor relationships. We will also keep the physical infrastructure in place at our Golden location to allow a reentry into Interpro's historical markets, if market conditions warrant. Currently, we are using a significant portion of this infrastructure in our zinc recovery and recycling project.

    CHEMOTRADE GMBH

    Effective June 1, 1998, we acquired all of the outstanding shares of Chemotrade GmbH, 75 percent of the outstanding shares of Chemotrade Leipzig GmbH and six (6) percent of the outstanding shares of IUT (collectively "Chemotrade"). All three companies are located in Germany. Chemotrade GmbH is located in Dusseldorf, Chemotrade Leipzig GmbH is located in Leipzig, and IUT is located in Berlin. Two common shareholders owned all three companies' shares that we purchased. All three companies continue to be engaged in the distribution, development and manufacture, of stable and radioactive isotopes. We paid the previously unaffiliated former owners of Chemotrade $855,000 in cash, 357,730 restricted shares of our common stock valued at $894,000, and two interest bearing notes, one for $924,000 which was paid in September 1998, and a second note for $826,000 which was partially paid in June 1999, and the balance was paid in December 1999.

    The purchase agreement provides for the selling shareholders to receive additional consideration in the event pretax earnings of $467,000 (DM 1,000,000) are achieved for the year ending April 30, 2001. The maximum additional consideration that can be earned is $234,000 (DM 500,000). Any additional consideration will be recorded as additional goodwill.

BUSINESS THAT WE SOLD

    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC, Cincinnati, Ohio, ("Eagle-Picher") for $8.2 million, including $1.5 million to be paid over a period of three years. Eagle-Picher's obligation to pay the final $1.5 million is subject to certain contingencies. We received cash of approximately $6.7 million from Eagle-Picher at the closing, of which approximately $1.2 million was used to pay certain accrued liabilities.

    The Agreement executed between us and Eagle-Picher also provides for Eagle-Picher's sale to us of 200 kilograms of silicon-28 in consideration for a forty-two (42) month Warrant grant to Eagle-Picher for the purchase of 4,000,000 shares of our common stock at a purchase price of $3.75 per share. The Warrant is subject to a registration rights agreement. Eagle-Picher exercised the Warrant in March 2000 under a 'net-exercise' provision entitling it to receive 3,130,435 shares of common stock. These shares are subject to a prorated reduction to the extent Eagle-Picher does not deliver the required 200 kilograms of silicon-28 during calendar year 2000.

    Related to, but separate from, the sale of the depleted zinc business, we contemporaneously signed a ten-year Supply Agreement by which we will have the exclusive right to purchase quantities of isotopically pure silicon-28, silicon-29, and silicon-30, and a non-exclusive right to purchase quantities of isotopically pure carbon-12 and carbon-13 produced by Eagle-Picher from its Oklahoma-based facilities. As partial consideration for the exclusivity provision, we agreed to pay Eagle-Picher a fee equal to 3.0% of the net revenues from all sales made by us of products incorporating enriched silicon isotopes supplied by Eagle-Picher. The ability of Eagle-Picher to produce isotopes meeting the specifications of the Supply Agreement is contingent upon Eagle-Picher successfully beginning production of silicon-28. As of June 30, 2000, Eagle-Picher has not delivered any silicon-28. Unanticipated problems in bringing their production facility online are the reasons expressed by Eagle-Picher for this delay. Eagle-Picher's management has assured us that they will meet their production requirements.

COMPANY STRATEGY

    We believe that our strength is our ability to bring the necessary resources together to identify, evaluate, develop, engineer, and successfully commercialize applications for stable and radioactive isotopes, and value-added products manufactured from these isotopes. This is evidenced by management's experience (at Isonics and in prior employment) in developing depleted zinc from what was initially a cost prohibitive concept to a successful commercial product. The worldwide market for depleted zinc is now one of the largest for a stable isotope product, exceeding $10 million per year in sales worldwide.

    We believe we have created a product development model that can serve as a basis for our current and future expansion. To capitalize on the commercial opportunities that have been identified for stable isotopes, we have adopted a business strategy designed to maximize the value of our technologies, business development and management resources, while attempting to minimize capital costs. This strategy involves:

    - focusing on development of high value-added products, which we expect to have a competitive advantage in large or growing markets;

    - leveraging research and development expenditures through collaborations, government programs, and corporate and academic partnerships;

    - minimizing early capital needs by obtaining stable and radioactive isotopes through alliances and supply agreements with existing stable and radioactive isotope sources, followed by investment in Company-owned isotope production facilities when markets are more established and the optimum production technology has been determined;

    - obtaining value-added processing technology through sub-contract manufacturing agreements, joint ventures and acquisitions of strategically important technologies and companies; and

    - developing a time-balanced product pipeline to provide a continual supply of new business opportunities.

PRODUCTS

    Depleted zinc sales historically were our most significant source of revenues. However, in fiscal 1999, our revenues were generated from a more broad range of sources, including depleted zinc sales (approximately 35%), radioisotopes sales (approximately 34%), and other stable isotopes sales including our newly introduced silicon-28 isotope (approximately 15%). In fiscal 2000, this trend continued as our revenues were again generated from a broad range of sources, including depleted zinc sales (approximately 21%), radioisotopes sales (approximately 46%), and other stable isotopes sales including oxygen-18 and silicon-28 (approximately 24%). The balance of our revenues came from the operations of our subsidiary, Interpro (approximately 16% in FY 1999 and 9% in FY 2000). Interpro performs metallurgical and mineral processing contract research and process analysis test work.

    Because we sold our depleted zinc business in December 1999, depleted zinc, which was a significant source of revenues in both fiscal 2000 and fiscal 1999, will cease to be a source of revenues in fiscal 2001, and subsequent fiscal years. Additionally, effective May 1, 2000, we reorganized Interpro. Interpro will now focus exclusively on developing a new technology to recover and recycle zinc metal from various sources including galvanized scrap steel. We do not anticipate any revenues from Interpro in fiscal 2001. However, we believe the revenue potential in subsequent years is significant.

    ZINC RECOVERY AND RECYCLING BUSINESS OPPORTUNITY

    We believe a business opportunity exists to develop an economic zinc recovery and recycling technology, which can capture the full value of zinc in waste products and sell high purity zinc metal in response to the increasing demand for this metal. The recovery and recycling technology that we are developing avoids most of the disadvantages of conventional processes; is applicable to a wide range of zinc-bearing scrap, dust, and sludge; and may generate additional revenue by enhancing the value of the associated materials in other zinc-bearing waste streams.

    Zinc metal is the fourth most widely used metal in the world today (after iron, copper and aluminum). Zinc's primary use is galvanizing, a process where zinc is used to form a protective coating on steel. Zinc along with copper, are the two primary components in brass. Zinc is also used in die-casting alloys, chemicals, and pharmaceuticals, and is used to make coins and batteries. Zinc is an essential element for most living organisms: in mammals it promotes healthy growth, and it is an important nutrient for many cultivated plants.

    Because of these diverse applications zinc tends to be dispersed in usage, and therefore, is probably the least recycled primary metal. However, the demand for zinc has shown steady growth, and this demand has been principally met by primary production (mining and refining). The world production of zinc metal is currently seven million tons per year, which is sold for approximately $1,100 per ton--an annual market of approximately $7.7 billion. Between 15% and 30% of this amount is produced by recycling, primarily from zinc die-castings. The United States uses 660,000 tons per year ($726 million) of zinc metal for galvanizing while the world consumption for galvanizing is estimated at 1.65 million tons ($1.8 billion). Over the past twenty years the increase in galvanizing consumption world-wide has been approximately 3.4% per year. Corresponding increases in quantities of zinc associated with scrap are apparent, particularly in materials being recycled to steel plants.

    During the course of its contract research and development activities, Interpro was introduced to a patented technology using chlorine gas to recover and recycle zinc from galvanized steel scrap. At high temperatures (600 to 800 degrees Centigrade), chlorine reacts with the zinc coating (galvanizing) on steel to form a zinc chloride vapor. The vapor is collected and processed to produce pure metallic zinc for sale, and chlorine for sale or reuse in our recovery process.

    We believe that the new technology has a number of benefits compared to conventional zinc scrap recycling processes:

    - it can be applied to a variety of zinc-bearing waste materials in addition to galvanized steel scrap;

    - it enhances the value of the associated materials (zinc-free steel is much easier and less costly to recycle);

    - it can use waste plastic (as a source of chlorine and heat) that would otherwise be sent to a landfill;

    - it recovers chlorine for sale (to make more plastic, for example) or reuse within our process; and

    - the final product is high purity metallic zinc which can be sold to any of the current zinc markets identified above.

    In addition, our preliminary economic evaluations indicate that zinc can be recovered and recycled by this technology at a lower unit cost than current primary production (mining and refining of zinc-bearing ores).

    Current zinc recycling processes generally cannot produce high purity zinc metal. One reason is that chlorine, which is detrimental to the commonly used zinc refining process, is often present in zinc-bearing dusts and residues. These materials require an alternative recovery and recycling process. In addition, zinc has a low boiling temperature compared to other metals. Therefore, in high temperature processing, zinc frequently concentrates as a fume or dust along with other volatile impurities. Hence, recycled (secondary) zinc is often used only to produce zinc chemicals, plant nutrients, and impure zinc oxides. Impure zinc oxides are also sold to primary zinc refiners, but at a considerable discount.

    The original concepts for this new technology were devised and patented by Professor Derek Fray of the Department of Materials Science and Metallurgy at the University of Cambridge, Cambridge, England. We are conducting an intensive program to confirm that the processes described in the patents can be performed at a larger scale, in both batch and continuous modes, in our laboratories and pilot plants. We are now negotiating with Professor Fray, and other parties, for an exclusive license to develop and use this technology in North America and Europe. As our development program progresses, we plan to file applications for new patents, where appropriate, to protect our position in regard to this technology.

    It is our intention to develop this technology, using our current facilities at the appropriate pilot plant level of operation, and then use the anticipated results of the pilot plant program (if successful) to attract strategic investors in this technology. It is our intention to sell, spin-off or otherwise divest this business to one or more strategic investors. While we believe the economic potential of this, and related technologies, is significant, this line of business is not consistent with our core isotope business. We believe this approach will maximize shareholder value both today and in the long-term.

    LIFE SCIENCES PRODUCTS

    For the past several years, we have supplied stable isotopes in elemental and simple compound forms for use in life science applications. With the acquisition of Chemotrade in 1998, we expanded our product offerings to include radioisotopes. We will continue selling our current stable and radioactive isotope products, develop new products along similar lines, and expand our product offerings by vertically integrating. We intend to expand our own isotope production capabilities. In addition, we intend to expand our value-added manufacturing capabilities. A brief summary of existing and emerging life sciences products follows:

    STABLE ISOTOPE LABELED COMPOUNDS. Stable isotope labeled compounds ("SILCs") are created by incorporating known quantities of certain stable isotopes of carbon, nitrogen, hydrogen (deuterium), oxygen and other elements, into thousands of different chemical compounds. SILCs allow researchers to investigate living systems, determine the chemical structure of important biological compounds, design new drugs, and measure extremely low levels of environmental toxins. We believe that greater availability and lower cost of stable isotopes, and advances in instrumentation to detect stable isotopes will continue to increase the demand for SILCs.

    Our products are typically simple compound SILCs that are used by our customers to synthesize more complex and higher-value SILCs. We primarily market deuterium, carbon-13 and nitrogen-15 for this purpose. In the near term, this strategy of supplying simple compound SILCs will continue. Examples of existing and emerging applications for these products include:

    METABOLIC STUDIES. Increasingly, studies of new drugs are performed with isotope-labeled drugs to facilitate research on metabolism, distribution, mode of action, and elimination. The FDA may eventually require the isotope labeling of all new drugs for investigational use during some or all phases of pre-clinical and clinical evaluations of these drugs. However, there can be no assurance that the FDA will make this mandate in the near future, if at all.

    RATIONAL DRUG DESIGN. Historically, drugs were designed using a screening process in which prior experience was employed to determine what chemicals might work to treat a certain condition, and then tests on subjects were performed. Today specialized instrumentation is routinely available to determine the chemical structure of large molecules, including the human proteins and enzymes that a drug will be designed to affect. This approach is known as rational drug design. We believe that this new instrumentation, combined with sophisticated SILCs, will prove beneficial in determining the chemical structure of human proteins and enzymes. We believe rational drug design will require an increasing supply of stable isotopes.

    DIAGNOSTIC BREATH TESTS (DBTS). This new class of non-invasive diagnostic testing is gaining worldwide acceptance. It uses stable isotope labeled compounds to detect a wide range of human abnormalities, particularly digestive disorders such as ulcers. The FDA has approved one test and similar approvals exist in Europe. Reimbursement by health insurance providers for the test has led to increased growth in demand that is expected to accelerate as regulatory approval is awarded in other countries (such as Japan). Many other tests based on the same principles are in various stages of development. We have supplied stable isotope raw material to companies developing various DBT chemicals. While this is not currently a large source of revenues, we continue our sales and marketing efforts in order to monitor the development and direction of this potentially very large market.

    The DBT business is subject to extensive government regulation. The products and instruments in which our products are used, which may be regulated as drugs and devices, are subject to the scrutiny of FDA review and approval, as well as ongoing FDA inspection of most aspects of the production, marketing, distribution and usage. We believe that the production and marketing of DBTs are also subject to similar regulatory controls in the foreign countries where we would possibly seek to market products. Consequently, new products cannot be commercially introduced until after approval (usually several years), and there can be no assurance that the products will be approved for use.

    BIOMEDICAL RESEARCH. Traditionally, numerous aspects of the many phases of drug development have been carried out using radioisotope-labeled versions of promising compounds. Isonics supplies precursor compounds labeled with radioisotopes, such as carbon-14 and phosphorous-33, to manufacturers who incorporate them into more complex radioisotope labeled compounds for use in basic research and pharmaceutical development. The carbon-14 precursors are produced under contract by IUT, a company in which we hold a minority interest. While rational drug design and stable isotope labeled compounds represent competition for this more traditional approach to research and drug development, we believe a combination of increasing drug development activity and the large body of data and experience will ensure a strong market for these products. It is important to note that we also supply some of the basic stable isotope products used to make the compounds of these competing technologies.

    MEDICAL IMAGING AND THERAPY. Radioisotopes have been used for years in the diagnosis and treatment of many medical conditions in humans. The trend in these two areas has been towards increasingly more specific chemicals, which, after labeling with the radioisotope and injection into the patient, quickly concentrate at the disease site(s). In theory, the appropriate choice of chemical and radioisotope labels would allow disease detection and stage determination; followed by therapy selection, administration, and monitoring. Several classes of chemical compounds ranging from monoclonal antibodies to peptides, most recently, are being developed, tested and approved for use in the detection, and eventually, the treatment of many diseases.

    We currently supply stable isotopes of thallium, zinc, cadmium, xenon, strontium and many others that are routinely used in a variety of medical imaging and therapy applications. These are used in their enriched stable form, such as Xenon-129, or converted to a specific radioactive isotope in a cyclotron or nuclear reactor. We believe that with the increased supply of new isotopes, and the ongoing development of highly specific biochemical therapies, this market segment represents a major growth opportunity.

    POSITRON EMISSION TOMOGRAPHY ("PET"). This very powerful nuclear medicine imaging technology has been available for over 25 years, but because of its complexity and cost, had been limited primarily to a research role. Technology and infrastructure improvements have reduced the cost and complexity of performing PET studies. PET's unique ability to diagnose multiple metabolic abnormalities, particularly cancer, has resulted in recent approvals by the FDA and favorable reimbursement levels by Medicare, Medicaid, and third party insurers. Similar approvals are now common in Europe and parts of Asia though reimbursement levels vary. PET studies are growing at rates of approximately 20 to 50% annually worldwide.

    Oxygen-18, a rare stable isotope of oxygen, is the enriched stable isotope used to produce the radioisotope, fluorine-18, which is the source of the positrons tracked by the PET imaging equipment. Currently demand for oxygen-18 is greater than the supply. To address the demand for oxygen-18, we announced in May 1999, a multi-year joint cooperation agreement with Global Scientific Technologies in Russia. We believe we are now the second largest producer of oxygen-18 in the world. Our oxygen-18 production capacity continues to increase as a result of production facility additions and a novel program we introduced in fiscal 1999 that recycles "used" oxygen-18.

    Although there is currently little FDA oversight affecting the raw material suppliers, it is likely FDA oversight will increase in the next few years. It is not immediately obvious what the implications may be for our production partner and us.

    BRACHYTHERAPY. Cancer therapy continues to evolve to more effectively target specific types of cancer. Radioisotope labeled compounds promise great advances in focused treatment, but are still well in the future. Today, external beam radiotherapy and chemotherapy are the predominant technologies used in cancer treatment. However, another technology, brachytherapy, is emerging in the treatment of specific cancers such as prostate cancer.

    In brachytherapy, small sealed sources (seeds) are inserted directly into the tumor using a variety of minimally invasive surgical methods. The radioisotope, which is placed inside the seed, is selected and manufactured to ensure that only the cancerous tissue immediately adjacent to the implanted seed is irradiated. This minimizes the irradiation of nearby healthy tissue, a common adverse side effect, which occurs with external beam radiotherapy. Three primary criteria govern the selection of the radioisotope: half-life, type of radiation emitted, and strength of the radiation emitted. The half-life and form of radiation emitted is dictated by the radioisotope selected. Strength of the radiation is determined during the manufacturing process.

    Several companies (Nycomed-Amersham, Theragenics, North American Scientific, International Isotopes, Inc., and others) already offer or have announced plans to offer brachytherapy products for the treatment of certain forms of prostate cancer. Studies continue in the applicability of this technique for other tumor types, including some breast cancers. We currently supply several companies with radioisotopes (or stable isotope targets to be made into radioisotopes) for this application. We believe this market represents one of the largest growth opportunities for radioisotopes. It also represents a significant opportunity to provide value-added products/services in the form of manufactured subcomponents such as the seeds.

    CALIBRATION STANDARDS. There are many medical devices that measure levels of radiation in patients. These devices all need to be calibrated using standards of known radiation strength and type, in order to ensure their accuracy. These standards are made from radioisotopes such as cobalt-57 and gadolinium-153. We supply many of the stable isotope target materials, as well as radioisotopes to many of the manufactures of these standards. We also distribute the finished products of one of these manufacturers in certain regions of Europe. Additionally, we distribute the source standards products of a major manufacturer that recently announced the sale of its industrial source business. It is not clear what the future implications of this transaction may be on our revenues.

    Medical equipment calibration standards is one of the largest markets for radioactive source standards. These medical devices are found in the nuclear medicine departments at thousands of hospitals around the world. The continued growth in the numbers and complexity of nuclear medicine imaging equipment, especially PET, ensure growth in the demand for these radioisotopes.

    PRODUCT TAGGING AND STEWARDSHIP APPLICATIONS

    Thousands of chemicals used everyday in our society are fungible. That is, these chemicals cannot be differentiated from those produced by another manufacturer, or even by the same manufacturer on a different day. These chemicals, and the products made from them, may be identified and distinguished from each other, by tagging with stable isotopes of carbon, nitrogen, oxygen, hydrogen, and other elements.

    Alternative tagging methodologies are in use today. These methods typically involve the addition of extraneous materials such as dyes, exotic chemical compounds, or radioactive compounds. We believe that adding these extraneous materials can sometimes detract from the performance of the product, or create undesirable side effects. Creating the product with chemicals made with specific ratios of stable isotopes results in a unique, easily identified tag. A tag that is chemically identical--ensuring comparable performance with no undesirable side effects.

    To date, we have not had significant demand for our stable isotopes for these applications. We believe the opportunity exists for demand to develop in many areas. One example is high-value, low-volume products such as perfumes. Imitation perfumes, made by other manufacturers, but sold as the original to unsuspecting consumers, are not uncommon. If the original perfume has been tagged using stable isotopes, then imitations can be easily identified.

    Another example is where information regarding the manufacture and distribution of a chemical is important. Ammonium nitrate is a common fertilizer. However, when combined with fuel oil, it becomes a powerful explosive. Knowing by whom, when, and where the Ammonium nitrate was made, and to which distributor it was sold, can be very useful information if authorities need to investigate the unlawful use of such an explosive. Tagging the Ammonium nitrate with stable isotopes would provide that information, even after the explosive was used, as the isotopic ratios are unaffected by an explosive reaction. These, and other product tagging and stewardship applications may also develop over time.

    INDUSTRIAL APPLICATIONS AND BASIC RESEARCH.

    CALIBRATION STANDARDS (NON-LIFE SCIENCES). In addition to the life sciences calibration standards market, numerous industrial applications also use radiation, and/or measure radioactivity levels. As with life sciences standards, we supply many of the stable isotope target materials and radioisotopes used in these applications. As mentioned above, we also distribute the source standards products of a major manufacturer that recently announced the sale of its industrial source business. It is not clear what the future implications of this transaction may be on our revenues.

    BASIC RESEARCH. There is still much scientists do not know about radioactive materials, and how to minimize the dangers associated with these materials. We provide rare radioisotopes standards to entities that study these issues. To date this has been a significant source of revenues.

    ISOTOPICALLY PURE SEMICONDUCTOR MATERIALS

    The majority of semiconductor devices built today use natural silicon as the starting material. Silicon has many desirable characteristics as compared to other semiconductor materials, and the semiconductor industry has invested billions of dollars to improve and optimize the manufacturing technology for silicon. Devices fabricated on single crystal silicon have performance characteristics that are governed by the electrical and physical characteristics of silicon including: carrier mobilities, effective mass of the carriers, energy band-gap, electrical conductivity and thermal conductivity. Carrier mobilities, for example, govern signal transit times and thus place a limit on device speed. Thermal conductivity governs power dissipation, which, in turn, places an upper limit on the packing densities achievable for devices on a chip, or the amount of power that can safely be generated in the circuit without significantly degrading circuit performance.

    The semiconductor industry trend of adding more transistors on a chip to increase performance, and shrinking the size of transistors to both increase performance and decrease costs, has resulted in increased power requirements and significantly higher operating temperatures. Nowhere is this trend more evident than in microprocessors. Historically, the 80286, 80386, and 80486 generations of microprocessors typically did not need external heat sinks to remove heat and function properly. High operating temperatures and thermal management were not issues outside of mainframe or workstation computers.

    Beginning with the Pentium-Registered Trademark-, Sparc-Registered Trademark-, and Alpha-Registered Trademark- microprocessors, heat sinks and fans became necessary to control the higher operating temperatures. According to the Semiconductor Industry Association (SIA), when the microprocessor's power requirements exceed approximately 110 watts, heat sinks and fans will no longer be adequate and active cooling (refrigeration) will be required. Most of the major computer companies have already demonstrated cryogenically cooled computers that operate up to one-third faster than their conventionally cooled counterparts. These cryogenic cooling devices can cost upwards of $400 per microprocessor.

    There is a significant body of research, generated over the last twenty years, supporting the contention that isotopically pure semiconductor materials have superior thermal conductivity properties when compared to natural, multi-isotopic materials. Additionally, we believe this solution is compatible with virtually every other heat management solution currently implemented, or envisioned, to date, and it does not require changing a single device design or manufacturing process because pure silicon-28 is essentially identical--chemically and physically--to natural silicon. SEE "RESEARCH AND DEVELOPMENT."

    Silicon has three naturally occurring stable isotopes: silicon-28 (92%), silicon-29 (5%) and silicon-30 (3%). In 1997, we began a program to introduce 99.9% pure silicon-28 as a superior substitute material, to natural silicon, for the manufacture of semiconductor devices. Our first efforts toward developing isotopically pure semiconductors involved securing the intellectual property rights to commercialize silicon-28 and similar materials, which culminated in our acquiring exclusive rights to two Yale University patents. SEE "PATENTS AND PROPERTY RIGHTS."

    We then began acquiring sufficient quantities of pure silicon-28 to make epitaxial wafers. These wafers have been sold or given to numerous manufacturers and academic institutions to perform additional tests to validate previous findings, and to confirm the substitutability of pure silicon-28 for natural silicon in their manufacturing processes. These tests have supported our belief that pure silicon-28 is not only a viable substitute material, but that the anticipated thermal conductivity property improvements are significant.

    The next step in our development program is to make bulk wafers of pure silicon-28. However, the manufacture of bulk wafers requires substantially more material than we could economically acquire from our existing suppliers. Our efforts to secure an unlimited, U.S.-based, economical supply of silicon-28 culminated with the December 1999 signing of an agreement with Eagle-Picher to provide silicon-28 to us on an exclusive basis. The initial 200-kilogram delivery is scheduled for shipment by December 2000. SEE "BUSINESS THAT WE SOLD" AND "MANUFACTURING AND SUPPLY."

    Converting silicon-28 from the chemical and physical form we receive from our suppliers into epitaxial wafers required us to use several contract manufacturers. We believe that we can perform many of these processes ourselves at a lower cost and with greater quality assurance. Therefore, we are building a processing facility in Golden, Colorado to perform many of these processes. Equipment was ordered and construction was underway as of April 30, 2000, and this facility is expected to be complete sometime before April 2001. We will then be able to manufacture sufficient quantities of pure silicon-28 silane gas to produce bulk wafers, in addition to more epitaxial wafers, to complete our development efforts.

    Our agreement with Eagle-Picher provides that they will supply to us all quantities of silicon-28 that they produce from their pilot plant at previously agreed upon prices. Their isotope separation process is such that it is easily expanded at their facility in Oklahoma. Additionally, we have worked with Silex Systems, Ltd., North Ryde, Australia, ("Silex"), who is developing a different silicon isotope separation process. We believe these companies, and others, will be able to supply all the silicon-28 that we may require, although none of these facilities have yet commenced commercial production.

    We also believe that once sufficient orders have been placed for pure silicon-28 bulk wafers, that one or more wafer manufacturers will convert one or more of their facilities to produce such wafers. Therefore we intend to focus on developing and expanding the production processing steps that precede wafer manufacturing. The expertise that we expect to develop running our developmental-scale facility should prove sufficient for this purpose.

    We anticipate very little revenue from silicon-28 based products in fiscal 2001, as we are still developing this business. However, we project significant revenues in subsequent periods if we are able to successfully complete our development efforts, and market silicon-28 based products. We have also begun examining other semiconductor materials including gallium. As with silicon, gallium has multiple, naturally occurring stable isotopes. Our development program for gallium, which we began in April 2000, is similar to the one outlined above for silicon-28. At this time we have begun identifying sources and procuring small amounts of pure gallium-69 and gallium-71.

    ISOTOPICALLY DEPLETED ZINC

    The U.S. Nuclear Regulatory Commission requires that nuclear power plants reduce the radiation exposure of the nuclear power plant workers to levels as low as reasonably achievable. Also of significant concern is the cracking of nuclear power plant structural materials because of the corrosive nature of the water used to cool the nuclear reactor core. Nuclear power plants are designed with substantial safety margins against such cracking, and frequent surveillance is performed to ensure that these safety margins are not compromised. However, if not controlled, cracking can require extremely costly repairs or, if not reparable, could result in the premature shutdown and de-commissioning of a facility which may have cost hundreds of millions of dollars, or more, to construct.

    Testing sponsored by the Electric Power Research Institute showed that the addition of a soluble form of zinc to the nuclear reactor coolant water reduces plant radiation fields, and in some cases, substantially mitigates environmentally induced cracking because zinc acts as a corrosion inhibitor for the stainless steel and other metal components of the nuclear reactor systems. Natural zinc provides the important benefits outlined above, but one isotope of natural zinc becomes radioactive in the nuclear reactor, thus offsetting a substantial portion of the desired benefits. By depleting this zinc isotope, the desired corrosion-resistance benefits are still obtained while the detrimental side effect is essentially eliminated. This product is known as isotopically depleted zinc. In calendar year 1999 isotopically depleted zinc was used by 35 of the approximately 95 Boiling Water Reactors (or "BWRs") in the world including 29 of the 35 BWRs in the United States.

    Effective December 1, 1999, we sold our depleted zinc business to Eagle-Picher. SEE "BUSINESS THAT WE SOLD."

RESEARCH AND DEVELOPMENT

    Consistent with our product development strategy, we are seeking to identify and evaluate a variety of new stable and radioactive isotope products and potential markets for economic and technical feasibility. We will also continue to fund research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 2000 and 1999, research and development expenses were $1,224,000 and $1,155,000, respectively.

    In fiscal 2000, we focused our efforts on two primary projects. The first project is the production of high chemical-purity silicon-28 silane gas and silicon-28 epitaxial wafers. The second project is the recovery and recycling of zinc from various sources such as scrap metals, including galvanized steel and brass, and electric arc furnace dust.

    In fiscal 1999, we focused our efforts on three primary projects. The first was procuring silicon-28 and producing silicon-28 epitaxial wafers. The second was developing new, lower-cost carbon-13 separation methods. The third was development work to enhance our depleted zinc processing capabilities. The silicon-28 project was successful. Work in this area continued throughout fiscal 2000, and is continuing through the current (2001) fiscal year. The carbon-13 separation project did not produce the desired results and was ended in February 1999. The depleted zinc project was completed in November 1998.

    SILICON-28. To expand our capacity and to ensure product quality, we have begun building our own silane gas facility in Golden, Colorado. We believe this facility will be capable of processing isotopically pure silicon-28, to meet our requirements for the next few years as we continue our planned development program for silicon-28 semiconductor materials. To date, unaffiliated contractors have performed this work for us on a sub-contract basis. However, we have attempted to retain, to the maximum extent possible, ownership of any intellectual property resulting from such work.

    In fiscal 2000, we funded two new university research programs and participated in two others. The first funded program is at Southern Methodist University, Dallas, Texas, which will measure the thermal conductivity of silicon-28 thin films with various electrical dopants and model the effect of epitaxial layer thickness on the temperature of silicon and gallium arsenide transistors. The second funded program is at North Carolina State University, Raleigh, North Carolina, which will model and build power semiconductor devices and determine the effect of silicon-28 epitaxial layers on the device's temperature distribution.

    Additionally, we entered into a Cooperative Research & Development Agreement ("CRADA") with Lawrence Berkeley Laboratory, Berkeley, California, to study the properties of various silicon isotopes. This CRADA is part of a U.S. Department of Energy ("DOE") program to re-deploy Russian nuclear weapons technology to commercial applications. Delays within the DOE have pushed the start of this program to our fiscal year 2001.

    We also supplied silicon-28 silane gas to ATMI, Inc., Danbury, CT, and will be participating in their Office of Naval Research ("ONR") funded program to investigate isotopically pure silicon carbide.

    During fiscal 1999, we signed a joint research and development agreement with Silex Systems, Ltd. The agreement calls for Silex to partially fund some of our development activities and for Silex to assess the feasibility of building a silicon isotope separation plant using Silex's patented laser isotope separation process. These agreements represent the launch of our efforts to ensure a large supply of silicon isotopes at a reasonable cost to support the large-scale manufacture of isotopically pure silicon wafers.

    Additionally, we signed an agreement with Voltaix, Inc., North Branch, New Jersey, ("Voltaix") to be the distributor of our products for the ion implantation industry. The first product being sold in accordance with the Voltaix agreement is silicon tetrafluoride enriched in the silicon-29 isotope. The isotopically enriched materials allow higher beam currents and higher productivity than the natural silicon tetrafluoride currently used in the industry today.

    ZINC RECOVERY AND RECYCLING. During the course of its contract research and development activities Interpro was introduced to a patented technology using chlorine gas to recover and recycle zinc from galvanized steel scrap. We have dedicated the staff and facilities of Interpro to focus primarily on this project. The original concepts for this new technology were devised and patented by Professor Derek Fray of the Department of Materials Science and Metallurgy at the University of Cambridge, Cambridge, England.

    We believe this new technology has numerous benefits compared to conventional zinc scrap recycling processes including:

    - it can be applied to a variety of waste materials in addition to galvanized steel scrap;

    - it enhances the value of the associated materials (zinc-free steel is much easier and less costly to recycle);

    - it can use waste plastic (as a source of chlorine and heat) that would otherwise be sent to a landfill;

    - it recovers chlorine for sale (to make more plastic, for example) or reuse within our process; and

    - the final product is high purity metallic zinc which can be sold to any of the current zinc markets identified above.

    It is our intention to develop this technology, using our current facilities at the appropriate pilot plant level of operation, to attract strategic investors in this particular technology. It is our intention to sell, spin-off or otherwise divest this business to one or more strategic investors. While we believe the economic potential of this, and related technologies, is significant, this line of business is not consistent with our core isotope business. We believe this approach will maximize shareholder value both today and in the long-term.

    As of June 30, 2000, we had completed numerous bench-top tests, and were readying our facility and equipment to begin a series of pilot plant level, multi-day test runs.

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

    We currently have no patents in our own name and have not filed any patent applications. We have rights to several isotopically engineered innovations regarding electronic and optical materials, which we believe may be patentable. Ongoing work in the area of isotope separation by chemical means may also lead to patentable inventions.

    In April 1999, we announced that we had entered into an exclusive licensing agreement with Yale University that entitles us to exclusive intellectual property rights to patents covering semiconductor devices derived from isotopically engineered materials. The license requires payment by us of a royalty based on a percentage of our, or our sublicensees', net sales of products derived from technology covered by the Yale patents (#5,144,409, dated September 1, 1992, and #5,442,191, dated August 15, 1995).

COMPETITION

    The markets for our products and proposed products are highly competitive, and we expect that competition will continue and likely increase as markets grow and new opportunities are realized. Some of our current competitors, and many of our potential competitors, are larger and have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors may form partnerships or alliances with large pharmaceutical or electronics companies, with the resulting entity possessing more market strength than we have. Our competition varies greatly depending on which product or industry is considered.

    SILCS AND DBT MATERIALS. We have several larger and numerous smaller competitors in the markets for our SILC products. We will have additional competitors if we offer breath test diagnostic products (DBTs), and additional SILCs in the future. Two of these companies, Cambridge Isotope Laboratories Inc., and Isotec, Inc., have their own isotope separation facilities, while all of our competitors produce some combination of SILCs and DBT substrates. We are aware of at least one company in the United States who has received FDA approval for a carbon-13 Urea Breath Test ("UBT"), a specific type of DBT. Several companies in Europe have also received regulatory approval for DBTs. Our principal current competitors and potential competitors also include: MassTrace, euriso-top, Aldrich Chemicals, Icon Services, Omicron, C/D/N Isotopes, and Martek Biosciences. We have in the past, and may in the future, sell products to, or purchase products from, these companies.

    SEMICONDUCTOR MATERIALS. Because of the early stage of the semiconductor materials opportunities, we have not identified significant competitors in these markets. Numerous companies in the United States and throughout the world are currently manufacturing semiconductor materials and are known to be conducting research and development to improve the thermal conductivity and other beneficial characteristics of semiconductor materials. Many of these companies are larger than Isonics and have significantly greater financial resources available. Given the potential size and importance of these new potential markets, we anticipate that substantial additional competition will emerge if these markets develop. We believe one of the most important benefits isotopically pure semiconductor materials are expected to provide is higher thermal conductivity. This higher thermal conductivity helps alleviate the heat dissipation problem in high-power density semiconductor devices. Many mechanical methods have been employed to date including fans, heat sinks and refrigeration units to dissipate heat. These alternative methods, as well as others which have come to our attention, we believe without exception, will prove to be complementary to our materials-based solution, and the benefits will be additive.

    ZINC RECOVERY AND RECYCLING. Over the last twenty years, many organizations have attempted to recover and recycle zinc from galvanized steel and brass scrap. Many of these organizations are larger than Isonics and have significantly greater financial resources available. These methods have proven either cost ineffective, or difficult to implement, because of the complex metallurgy involved. Additionally, primary zinc from ore deposits around the world continues to be relatively inexpensive and plentiful. These companies are also larger than Isonics and also have significantly greater financial resources available. We believe we will not only have to produce significant cost savings, versus primary zinc, we will also have to demonstrate significant benefits of our proposed technology to the steel industry. Our research and development efforts in this area are in their preliminary stages and we can offer no assurance that the will be successful.

    DEPLETED ZINC. During fiscal 2000 (through November 1999), we were among the leading producers of depleted zinc. We also believed that other entities or persons were expected to begin producing depleted zinc in substantial quantities in the near future. Several such possible producers have adequate technical and financial resources to become viable competitors in the near future. In particular, Siemens has indicated that it has a relationship with Ultracentrifuge Netherlands ("UCN") and General Electric Corporation has indicated that it may establish a second Russian supply source. UCN also competes with us in the markets for medical target isotopes. This competitive environment, along with many other factors, contributed to our decision to sell our depleted zinc business to Eagle-Picher Technologies, LLC, in December 1999.

    SUMMARY. Many of the areas in which we do, or intend to, compete are rapidly evolving. There can be no assurance that an existing or potential competitor has not already developed, or may develop, a patentable product or process, which will substantially prevent us from competing in our intended markets.

    We expect to compete primarily on the basis of product performance, proprietary position and price. Some of our products may also compete based on product efficacy, safety, patient convenience, and reliability. In many cases the first company to introduce a product to the market will obtain at least a temporary competitive advantage over subsequent market entrants.

MANUFACTURING AND SUPPLY

    Consistent with our strategy to effectively utilize capital expenditures and production facilities, we obtain our isotopes through several multi-year supply agreements with third parties. To a lesser extent, from time-to-time, we also obtain stable isotopes from a variety of other isotope sources, primarily located in Russia, on a spot market basis. We may invest in our own isotope production facilities in the future upon determining, in our opinion, the optimum production technology for a given isotope or family of isotopes.

    Currently, we obtain substantially all of our isotopes from Russia, the Republic of Georgia, Uzbekistan, and other locations within the former Soviet Union. In December 1999, we entered into a Supply Agreement with Eagle-Picher Technologies, LLC, for the right to purchase enriched silicon and carbon isotopes from its facilities in Oklahoma. In addition, Eagle-Picher has an obligation to provide us 200 kilograms of isotopically pure silicon-28 during calendar year 2000. According to Eagle-Picher, the first deliveries from the Eagle-Picher silicon facility are scheduled to begin in the third calendar quarter of 2000, having been delayed because of typical production start-up problems.

    We entered into a Supply Agreement, dated July 1996, with Techsnabexport, a Russian government-based foreign trade organization, and an isotope enrichment plant located in Siberia, Russia (the "Electro-Chemical Plant" or "ECP"). The ECP is owned by the Ministry of Atomic Energy of the Russian Federation, which is a cabinet post in the Russian Federation's government. The Supply Agreement extends through 2001. Under the Supply Agreement, the ECP will produce depleted zinc and other stable isotopes for us, will allocate its stable isotope production capacity to us, and will produce other stable isotopes in response to marketplace demand for those isotopes. Under the Supply Agreement, the specific terms for each year's production, including pricing terms, are negotiated between the parties by November 1st of the preceding year. The agreement provides, among other provisions:

    - that the ECP will not sell depleted zinc to third parties located in North America or to other parties for resale in North America (this, and other associated sections of the Supply Agreement have been assigned to Eagle-Picher effective December 1, 1999);

    - that as long as the ECP is able to meet all of our requirements for depleted zinc at prices competitive with other potential suppliers we will not buy depleted zinc from other third parties located in the Russian Federation (this, and other associated sections of the Supply Agreement have been assigned to Eagle-Picher effective December 1, 1999); and

    - that disputes arising under the Supply Agreement will be resolved by arbitration conducted in Sweden under the arbitration rules of the Stockholm Chamber of Commerce.

    The enforceability of the Supply Agreement might be subject to a greater degree of uncertainty than if the Supply Agreement was with a United States-based company, and the dispute(s), if any, were to be resolved in the United States. Additionally, the supply of stable isotopes could be adversely affected by changes in the political, economic, and military conditions in Russia. Consequently, our operations could be materially and adversely affected if: trade between Russia and the United States were interrupted or curtailed; or we should fail to obtain and maintain all necessary Russian Federation governmental approvals, and/or hostilities involving Russia should occur.

    We have assigned the depleted zinc sections of this Supply Agreement to Eagle-Picher and we no longer have any rights under those sections. We have guaranteed performance by Techsnabexport and the ECP to Eagle-Picher. This guarantee requires Eagle-Picher to pay us $500,000 each year, for three years, if Techsnabexport and the ECP continue to honor the depleted zinc sections of this Supply Agreement.

    There can be no assurance that our relationship with the ECP and other isotope producers in Russia will be successfully maintained. Disruption or termination of our supply sources could delay shipments by us and could have a material adverse effect on our business, financial condition and results of operations. We do not presently maintain political risk insurance but we will evaluate the desirability and availability of such insurance in the future. Operations in Russia entail certain other risks, including, among others, supply disruptions as well as introduction of tariffs and fluctuations in freight rates. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS--OPERATIONS IN RUSSIA."

    The ECP is one of four similar plants, which were designed to supply the former Soviet Union, and certain other countries, with enriched uranium (low enrichment for commercial nuclear power plant fuel, high enrichment for military purposes). Following the accident at the nuclear power plant near Chernobyl, Ukraine, in 1986, certain Russian nuclear power plants have been shut down reducing the demand for uranium fuel. In the years since the breakup of the former Soviet Union, beginning in 1989, the demand for uranium for military purposes has also declined.

    In response to these trends, these processing plants, including the ECP, have converted, or are considering converting, a portion of their capacity to processing certain stable isotopes. We believe that additional capacity could be converted to stable isotope production, if the processing plants decided to do so. We also believe that these plants have the potential capacity to meet all of our foreseeable needs for the processing of certain stable isotopes. We believe that one or more of the other similar enrichment plants may convert part of their capacity to the production of stable isotopes should market demand increase substantially. To our knowledge no other organization has a current contract with these facilities to produce stable isotopes.

    Certain facilities elsewhere in the world, including the Oak Ridge National Laboratory in Oak Ridge, Tennessee, and private and pseudo-governmental facilities in Great Britain, Germany, The Netherlands and the Republic of South Africa, have the potential to produce stable isotopes and, in certain cases, actually do produce these stable isotopes.

    To increase capacity, and to geographically diversify our production of certain isotopes, on December 1, 1999, we entered into a Supply Agreement with Eagle-Picher Technologies, LLC, for it to supply us with enriched stable isotopes of silicon and carbon. We have already purchased 200 kilograms from Eagle-Picher to be delivered during 2000. Eagle-Picher expects to produce these isotopes from its facilities in Oklahoma. There can be no guarantee, however, that the facility will be able to produce high-purity isotopes on commercially reasonable terms. We believe that this relationship with Eagle-Picher may improve our profitability, and will improve the security of our supply if the facility performs as expected.

    We have historically depended on a limited number of suppliers and processors for certain manufacturing processes. Although we do have written agreements with some of our suppliers and processors, we do not have any written agreements with alternative suppliers and processors. We continue to attempt to reduce our dependence on our suppliers, but disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse, affect on our business, financial condition and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers. Although our relationship with Eagle-Picher should provide greater security for our supply of silicon and carbon isotopes if the facility performs as expected, there can be no assurance that it will in fact do so.

GOVERNMENT REGULATION

    Regulation by government authorities in the United States and other countries is a significant consideration in the development, production, distribution, and marketing of our products; and in our continuing research, development, and other activities. In order to clinically test, manufacture, distribute, market, and sell products, especially those intended for therapeutic or diagnostic use, mandatory procedures, and safety and other standards established by applicable regulatory authorities must be followed. In some cases, specific approval to clinically test and commercially distribute such products must be obtained from numerous governmental authorities. Furthermore, we are subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions, laboratory and manufacturing practices, the use and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. Some of the regulations are summarized below.

    FDA REGULATION

    We are not currently subject to any FDA regulation because we do not currently manufacture any DBTs, drug products, or other medical devices. Our customers may, in many cases, be subject to FDA regulation. If we, in the future, test, manufacture, market, distribute, export, or sell diagnostic products (such as any DBTs) or medical devices, we will also likely be subject to extensive and rigorous regulation by the United States and other countries in which we may choose to test, manufacture or market our proposed diagnostic products. As of the date of this Form 10-KSB, we have not determined those specific countries, other than the United States, where we might seek regulatory approvals to market any such products it may develop, though we would likely seek such approval in certain European countries and Japan. The products we intend to develop are subject to rigorous pre-clinical and clinical testing and other FDA approval requirements, and similar requirements in most other countries.

    There can be no assurance that any products developed by us, or other entities to which we may sell bulk or other materials, will prove to meet all of the applicable standards to receive marketing approval, or that any such approvals will be granted on a timely basis, if at all, or that such products if approved will be commercially successful. Delays and costs in obtaining these regulatory approvals could adversely affect our ability to commercialize our products and our ability to generate revenues. Even if regulatory approvals for a product are obtained, such approvals may involve restrictions and limitations on the labeling and clinical use of the product. Following market approval, the product will continue to be subject to compliance with applicable federal and state laws and regulations.

    DIAGNOSTIC MEDICAL DEVICE PRODUCTS

    Certain of our contemplated diagnostic products may be regulated as medical devices. Diagnostic products may be subject to one of two marketing approval procedures. One procedure, known as a "510(k) review," is available when the manufacturer can demonstrate that the proposed product is "substantially equivalent" to another product that either was in commercial distribution in the United States before May 28, 1976, or that has been subsequently classified as a Class I or Class II medical device. When a 510(k) review is used, a sponsor is required to submit a Pre-Market Notification to the FDA, at least 90 days before it plans to initiate commercial distribution of the product.

    Where there is no existing legally marketed product "substantially equivalent" to a contemplated product, the sponsor is required to seek marketing approval of the product by a different process. This process, a Pre-Market Approval ("PMA") application, involves a lengthier and more burdensome procedure, which would likely require clinical studies. Together with the FDA review of the PMA, this application process may take three-to-five years before commercial marketing can occur, if the PMA is approved. There can be no assurance that any future product we develop which is subject to FDA review will be found to have an intended use and characteristics that would qualify the product for commercial distribution for clinical use under 510(k) Pre-Market Notification. Thus, PMAs may be required for some or all of our future contemplated and proposed products.

    We have not developed any product that requires any clearance procedure with the FDA, and no product is currently under active development. We believe that any DBT instruments that we may develop in the future will be eligible for marketing under a 510(k) Pre-Market Notification, if cleared by FDA, but that the substrate would require approval of a New Drug Application ("NDA"). We believe that clinical studies would be required to obtain FDA approval of the 510(k)/NDA for the DBT instrument/substrate, and would be conducted under an investigational device exemption ("IDE") approved by the FDA. An IDE normally restricts the transfer of an investigational device to a limited number of institutions, and use to a limited number of investigators. There can be no assurances that FDA will allow us to conduct such clinical studies or that such studies will provide the data necessary to obtain the approval of the 510(k)/ NDA for any DBT, or other product, that we may develop, or that the FDA will in fact provide the necessary approval of the 510(k)/NDA in a timely manner, if at all.

    In addition, use of DBTs and other diagnostic products that we may develop may be subject to regulation under the Comprehensive Laboratory Improvement Act of 1986 ("CLIA"). Under CLIA, clinical laboratories must be certified to perform diagnostic tests. Such certification specifies the highest "complexity level" of tests that the laboratory can perform. The specific complexity level of a given diagnostic product is determined by governmental agencies, currently the U.S. Centers for Disease Control. Our ability to successfully market diagnostic products within the U.S. may depend on our obtaining a complexity level determination that allows the broadest use. There can be no assurance that such complexity level determination can be obtained in a timely manner, if at all, and that such failure will not have a material adverse effect on us, and our operations.

    DRUG PRODUCTS

    We have not yet developed any drug products, as defined by the FDA, and our research and development efforts for such products are only in the very preliminary stages. The development and marketing of drugs is highly regulated by the FDA. Certain products that we may develop may be classified, depending on their characteristics, as drugs regulated under the FDA. Development of a drug product for use in humans is a multistep process. First, laboratory and animal testing establish reasonable safety of the experimental product for testing in humans, and suggest potential efficacy with respect to a given disease. Once the general investigative plan and protocols for specific human studies are developed, an investigational new drug application is submitted to the FDA for approval. Once approved, clinical investigations may commence.

    Following the successful completion of clinical trials, the clinical evidence that has been accumulated is submitted to the FDA as part of a new drug application. Approval of the NDA is necessary before a company may market the product. The approval process can be very lengthy, frequently taking one to two years, or more, after submission and depends in part upon the speed of FDA's review of the application and the time required for the company to provide satisfactory answers or additional clinical or other data when requested. With any given product, there is no assurance that an NDA will ever be approved in a timely manner or at all. Failure to obtain such approvals would prevent us from commercializing our products and would have a material adverse effect on our business. Furthermore, the process of seeking and obtaining FDA approval for a new product generally requires substantial funding, and there can be no assurance such funding will be available.

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

    Should the levels of hazardous waste increase as our inventory and handling operations increase in volume, we would have to comply with Environmental Protection Agency ("EPA") requirements and obtain an EPA ID number. However, this is not currently necessary.

    The shipments from Russian manufacturing sources now enter the U.S. duty free (without tariff); however, there can be no assurance that such duty-free importation will continue. If the shipments are subject to tariff, we cannot assure that we will be able to sell the imported products or that the products will be commercially viable because of these increased tariff costs.

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

    Our facilities and employees are also required to comply with environmental and other regulations concerning the operations of and the materials we use, as well as handling and distribution of products and waste materials. Failure to ensure compliance with such federal, state or local laws and regulations could have a material adverse effect on us.

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

PRODUCT LIABILITY AND INSURANCE

    Our business exposes us to potentially substantial product, environmental, occupational and other liability risks which are inherent in product research and development, manufacturing, marketing distribution and use of our products and operations, including, but not limited to, products used in nuclear power plants and medical device products. We have product liability insurance in order to protect ourselves from such potential exposures. There can be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all, or, a product liability or other claim would not materially and adversely affect our business or financial condition. The terms of our agreements with our customers provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could bring action against us based on product liability, breach of warranty or other claims, and, there can be no assurance that the foregoing contract clauses would effectively limit our liability in any such actions.

EMPLOYEES

    As of April 30, 2000, we had 27 full and part-time employees, of whom eight have Ph.D.s in scientific or engineering disciplines. Approximately nine employees are involved in research and product development, five in manufacturing and sourcing, and thirteen in business development and administration, but such employees' responsibilities may also encompass areas other than their primary area of responsibility. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    We relocated our headquarters to Golden, Colorado in December 1998, and now share facilities with our wholly-owned subsidiary, Interpro. Interpro leases approximately 41,000 square feet of office, research and production facilities. The lease expires in July 2001. The facility is used for our zinc recovery and recycling research and development project, silicon-28 materials processing, as well as corporate administration. We also sub-let space and facilities to contract research, development, and materials processing entities.

    We lease 650 square feet for an administrative sales office in Columbia, Maryland that expires November 30, 2001. Chemotrade leases office space in Dusseldorf and Leipzig, Germany. IUT leases production and administration facilities in Berlin, Germany.

ITEM 3.  LEGAL PROCEEDINGS

    We are not subject to any pending or, to our knowledge, threatened, legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year ended April 30, 2000, we held our annual shareholders' meeting in Golden, Colorado, on April 26, 2000. The only matter submitted to a vote of security holders was the reelection of the Board of Directors. Each Director was reelected by the following vote:

NAME                                                 SHARES FOR   SHARES WITHHELD
----                                                 ----------   ---------------

James E. Alexander.................................  6,771,354            0

Boris Rubizhevsky..................................  6,771,354            0

Lindsay A. Gardner.................................  6,771,354            0

Richard Parker.....................................  6,771,354            0

Larry J. Wells.....................................  6,771,354            0

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On September 22, 1997, our Units (consisting of one share of Common Stock and one Class A Warrant) started trading on the Over The Counter (OTC) Bulletin Board under the symbol ISONU. In October 1997, we unbundled the Units; the Common Stock and Class A Warrants commenced trading on the OTC Bulletin Board under the symbols ISON and ISONW, respectively.

    The following table sets forth the high and low bid prices for the Common Stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) from May 1, 1998, through April 30, 2000, as reported by OTC Bulletin Board.

                                                                         QUARTER ENDED
                                               -----------------------------------------------------------------
                                               JULY 31, 1999    OCT. 31, 1999    JAN. 31, 2000    APR. 30, 2000
                                               --------------   --------------   --------------   --------------
Common Stock (ISON)
      High...................................         3 5/8            2 1/8           10 1/2         17 15/16
      Low....................................         1 7/8            0 7/8                1           5 9/16

                                                                         QUARTER ENDED
                                               -----------------------------------------------------------------
                                               JULY 31, 1998    OCT. 31, 1998    JAN. 31, 1999    APR. 30, 1999
                                               --------------   --------------   --------------   --------------
Common Stock (ISON)
      High...................................       2 23/32          1 29/32                2           3 9/16
      Low....................................       1 21/32           1 1/32          0 25/32           1 7/16

    As of April 30, 2000, there were approximately 250 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in 'street name.'

    We have never declared or paid a cash dividend on our Common Stock. We presently intend to retain our earnings to fund development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, the certificate of designation for our Series A Convertible Preferred Stock contains restrictions on our ability to pay dividends to holders of our Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

OVERVIEW

    Founded in 1992, Isonics Corporation is a specialty chemical and advanced materials company, which develops and commercializes products based on stable and radioactive isotopes. Enriched stable isotopes are extremely pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers, high-performance lighting, and energy production. Stable and radioactive isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics may be enhanced significantly. Using state-of-the-art technology, we produce a wide range of enriched stable isotopes, which are then converted into products including radioactive isotopes, which meet the specialized needs of our customers.

    In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. In June 1997, we produced the world's first isotopically pure silicon epitaxial wafer suitable for semiconductor fabrication. In July 1997, we exercised an option for an exclusive license for two U.S. patents owned by Yale University concerning isotopically pure silicon and a wide range of other semiconductor materials. In February 1998, we announced the availability of isotopically pure silicon-28 epitaxial wafers in prototype quantities. Until December 1, 1999, our core business was the production and supply of depleted zinc, a non-radioactive stable isotope, to the nuclear energy industry. SEE RECENT TRANSACTIONS.

RECENT TRANSACTIONS

    DEPLETED ZINC BUSINESS. On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for $8.2 million, including $1.5 million to be paid over a period of three years. Eagle-Picher's obligation to pay the final $1,500,000 is subject to the performance of our former depleted zinc supplier under the terms of a supply agreement that was transferred to Eagle-Picher in the sale. We are recognizing the $1,500,000 on a straight-line basis as our former supplier performs, and, as of April 30, 2000, we have recognized additional gain of $208,000, which is reported as a note receivable. We received cash of approximately $6.7 million from Eagle-Picher at the closing, of which approximately $1.2 million was used to pay certain accrued liabilities.

    The Agreement executed between us and Eagle-Picher also provides for Eagle-Picher's sale to us of 200 kilograms of silicon-28 in consideration for a forty-two (42) month Warrant grant to Eagle-Picher for the purchase of 4,000,000 shares of our common stock at a purchase price of $3.75 per share. The Warrant is subject to a registration rights agreement. Eagle-Picher exercised the Warrant in March 2000 under a 'net-exercise' provision entitling it to receive 3,130,435 shares of common stock. These shares are subject to a prorated reduction to the extent Eagle-Picher does not deliver the required 200 kilograms of silicon-28 during calendar year 2000.

    Related to, but separate from, the sale of the depleted zinc business, we contemporaneously signed a ten-year Supply Agreement by which we will have the exclusive right to purchase quantities of isotopically pure silicon-28, silicon-29, and silicon-30, and a non-exclusive right to purchase quantities of isotopically pure carbon-12 and carbon-13 produced by Eagle-Picher from its Oklahoma-based facilities. As partial consideration for the exclusivity provision, we agreed to pay Eagle-Picher a fee equal to 3.0% of the net revenues from all sales made by us of products incorporating enriched silicon isotopes supplied by Eagle-Picher. The ability of Eagle-Picher to produce isotopes meeting the specifications of the Supply Agreement is contingent upon Eagle-Picher successfully beginning production of silicon-28 as scheduled in March 2000. As of June 30, 2000, Eagle-Picher had not delivered any silicon-28 to us.

    ZINC RECOVERY AND RECYCLING BUSINESS OPPORTUNITY. On May 1, 2000, we substantially reorganized Interpro, our Golden, Colorado based wholly-owned subsidiary, to focus on one specific application--the recovery and recycling of zinc metal from various sources including: galvanized steel scrap, electric arc furnace dust, and brass scrap. We chose this course of action for two reasons. First, we believe the market potential for this and related processes is significant. Second, the profound and lengthy slump in the mineral processing and mining industries has significantly eroded Interpro's historical customer base. We will continue to meet the demands of a few remaining customers through various sub-contractor relationships. We will also keep the physical infrastructure in place at our Golden location to allow reentry into Interpro's historical markets, if market conditions warrant. Currently, we are using a significant portion of this infrastructure in our zinc recovery and recycling project.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

                                                                    YEAR ENDED
                                                                    APRIL 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Net revenues................................................   100.0 %       100.0 %
Cost of revenues............................................    79.8          78.7
                                                               -----         -----
    Gross margin............................................    20.2          21.3

Operating expenses:
  Selling, general and administrative.......................    29.1          21.4
  Research and development..................................     9.6           6.8
  Restructuring & office closure............................     0.4           4.1
                                                               -----         -----
    Total operating expenses................................    39.1          32.3
                                                               -----         -----
Operating (loss)............................................   (18.9)        (11.0)
Other income (expense), net.................................    41.0          (2.8)
                                                               -----         -----
Income (loss) before extraordinary item and income taxes....    22.1         (13.8)
Income tax expense..........................................     1.0           1.0
                                                               -----         -----
Net income (loss)...........................................    21.1 %       (14.8)%
                                                               =====         =====

NET REVENUES

    Net revenues decreased from $16,998,000 in fiscal 1999 to $12,733,000 in fiscal 2000, a decrease of $4,265,000 or 25.1%. The decrease is primarily because of the sale of our depleted zinc business to Eagle-Picher in December 1999, and reduced revenue from our contract research and process development operations. Depleted zinc revenues in fiscal 2000 were $2,645,000, as compared to fiscal 1999 revenues of $5,959,000, a decrease of $3,314,000, or 55.6%. This decrease is attributable to only having approximately seven months of sales in fiscal 2000, because of the Eagle-Picher transaction, versus twelve months of sales in fiscal 1999. Interpro's fiscal 2000 revenues were $1,156,000, as compared to fiscal 1999 revenues of $2,614,000, a decrease of $1,458,000, or 55.8%. We will have no revenues from depleted zinc or Interpro in fiscal 2001, because we have sold our depleted zinc business, and have ceased revenue-generating operations at our Interpro subsidiary to focus Interpro's resources exclusively on developing a zinc recovery and recycling technology. Both the depleted zinc sale and the zinc recovery and recycling process project are described above. SEE "RECENT TRANSACTIONS."

    International sales represented approximately 65% of revenues in fiscal 2000, and 60% of revenues in fiscal 1999. This increase is primarily attributable to significantly lower domestic revenues from Interpro, which were partially offset by increased domestic sales of stable isotopes (excluding depleted zinc). Lower depleted zinc sales had a comparable effect on both international and domestic sales.

    We did not have significant revenues from sales of silicon-28 based products in the fiscal year ended April 30, 2000, and we do not expect significant revenues from silicon-28 based products in fiscal 2001, as we are continuing our research and development efforts in this area. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more silicon-28 products, demand could emerge in certain segments of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

GROSS MARGIN

    Gross margin decreased approximately $1,046,000 to approximately $2,577,000 in fiscal 2000, from approximately $3,623,000, in fiscal 1999. On a percentage of net revenues basis, gross margin decreased 1.1 percentage points to approximately 20.2% in fiscal 2000, from approximately 21.3% in fiscal 1999. The dollar and percentage point decreases are primarily because of reduced sales of depleted zinc, typically a higher margin product, and an increase in stable and radioisotope revenues generated by both Isonics and Chemotrade. Stable isotopes typically have lower margins because of more sales competition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased on a dollar basis by approximately $55,000 to $3,698,000, in fiscal 2000 from $3,643,000 in fiscal 1999. Selling, general and administrative expenses increased on a percentage of net revenues basis by 7.7 percentage points to 29.1% of net revenues in fiscal 2000, from 21.4% of net revenue in fiscal 1999. The dollar increase in selling, general and administrative expenses is primarily attributable to increased compensation expense and professional service fees at the corporate level. The percentage of net revenues increase is primarily attributable to lower net revenues ($12,733,000 in fiscal 2000, and $16,998,000 in fiscal 1999).

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased on a dollar basis by approximately $69,000 to $1,224,000, in fiscal 2000 from $1,155,000 in fiscal 1999. Research and development expenses increased on a percentage of net revenues basis by 2.8 percentage points to 9.6% of net revenues in fiscal 2000 from 6.8% of net revenue in fiscal 1999.

    In fiscal 2000, we focused our efforts primarily on silicon-28 development projects including the construction of a silane gas processing facility in Golden, Colorado, and the zinc recovery and recycling project. We have ceased our projects related to depleted zinc and carbon-13 recovery.

    As described above, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher is obligated to supply us with 200 kilograms of silicon-28 in 2000. The silicon-28 will be used to further development of our semiconductor materials business. Since we purchased the 200 kilograms of silicon-28 by issuing a warrant to Eagle-Picher to purchase 4,000,000 shares of stock, as we use the silicon-28 we will recognize an expense of $25 per gram of silicon-28 received. This is the price we most recently paid for silicon-28 from another supplier.

    We believe that the development and introduction of new product applications are critical to our future success and we expect that research and development expenses will increase (as measured in dollars) in the near term because of the timing of material usage and outside services, but will likely continue to vary as a percentage of revenues because of the timing and amount of future revenues.

RESTRUCTURING AND OFFICE CLOSURE

    On October 31, 1998, we announced a restructuring of our operation and relocation of our headquarters to Golden, Colorado, the location of our subsidiary, Interpro. We recorded a $691,000 charge in fiscal 1999 in connection with the restructuring.

    As of April 30, 2000, the only significant restructuring cost remaining are the lease payments on the former San Jose, California office, which has been sublet for the remaining term of our lease. The net liability is estimated to be approximately $47,000 and will be incurred over the next four years. The $56,000 expense in fiscal 2000 was primarily related to moving costs incurred by two senior executives.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net, includes interest income and expense, amortization of debt issuance costs and the fair value of warrants issued in connection with debt, foreign currency exchange gains and losses, and in fiscal 2000, the gain on the sale of the depleted zinc business to Eagle-Picher. The gain recognized in fiscal 2000 from the sale of the depleted zinc line of business was approximately $5,296,000. Excluding this amount, Other income (expense), net, in fiscal 2000 was approximately ($77,000) a decrease in expense of approximately $407,000 from ($484,000) in fiscal 1999. The decrease in expense is primarily attributable to lower interest expense (net of interest income) at the corporate level, as there were no significant borrowings after November 1999, a period of five months. Also in fiscal 2000, we recognized a gain of $110,000 resulting from the favorable settlement of a dispute with a vendor.

INCOME TAXES

    The consolidated entity had income tax expense of $129,000 for fiscal 2000, and income tax expense of $171,000 for fiscal 1999. The income tax expense in fiscal 2000 resulted primarily from the gain on the sale of the depleted zinc business, which was reduced by available net operating loss carryforwards and the current year domestic operating loss. We also recognized tax expense of $31,000 related to net income generated by our Chemotrade subsidiary. The income tax expense in fiscal 1999 resulted from our Chemotrade subsidiary, which had net income in fiscal 1999, and paid income taxes in Germany. However, both United States-based entities had net losses in fiscal 1999 and did not have income tax expense. A valuation allowance has been provided against a portion of our deferred tax assets for which realization is uncertain. We are exploring various tax minimization strategies in an effort to conserve future cash flows.

NET INCOME (LOSS)

    We recognized net income of $2,689,000 million for the fiscal year ended April 30, 2000, as compared to a net loss of $2,521,000 million for the fiscal year ended April 30, 1999. Net income in fiscal 2000 was primarily because of the gain of $5,296,000 million on the sale of our depleted zinc business to Eagle-Picher in December 1999, a transaction that will not recur. Without that one-time gain, we would likely have recognized a net loss.

    Net income in future years will be dependent on our ability to increase net revenues while decreasing our selling, general and administrative expenses; research and development expense; and other expenses as a percentage of net revenues. Because of our continuing research and development efforts on new products, we do not expect to generate any significant increase in net revenues in fiscal 2001, and as a result, anticipate that the current (2001) fiscal year's operations will result in a significant loss.

LIQUIDITY AND CAPITAL RESOURCES

    As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, our liquidity has been significantly improved.

    Since inception, our principal sources of funding have been cash from operations, borrowed funds and sales of Common Stock and Convertible Preferred Stock. We used cash in operating activities of approximately $4,327,000 during fiscal 2000. We generated cash in operating activities of approximately $357,000 during fiscal 1999.

    The primary negative influence on fiscal 2000 cash flow from operating activities was the gain on the sale of the depleted zinc business of approximately $5,296,000.

    Significant positive influences on fiscal 2000 operating cash flow included:

    - net income of approximately $2,689,000;

    - an increase in taxes payable of $323,000;

    - non-cash charges for depreciation and amortization expense of $567,000;
      and

    - non-cash charges related to debt restructuring and deferred compensation of $160,000.

    Significant other negative influences on fiscal 2000 cash flow included:

    - an increase in accounts and notes receivable of $146,000;

    - an increase in inventories prior to the Eagle-Picher transaction of $1,066,000;

    - an increase in prepaid expenses and other assets of $139,000;

    - a deferred tax benefit of $640,000;

    - a decrease in accounts payable of $522,000; and

    - a decrease in accrued liabilities of $336,000.

    At April 30, 2000, we had approximately $3,385,000 of cash and cash equivalents, an increase of $2,933,000, compared to approximately $452,000 at April 30, 1999. At April 30, 2000, we had positive working capital of approximately $3,754,000, an increase of $6,071,000, from negative working capital of approximately $2,317,000, at April 30, 1999. These increases are primarily the result of the sale of our depleted zinc business to Eagle-Picher. Factors resulting in our lower fiscal 1999 cash equivalents included our cash payments for the acquisition of Chemotrade and the losses incurred in fiscal 1999. During fiscal 1999, we paid the sellers of Chemotrade approximately $1,686,000 in cash, and had one note for approximately $826,000 outstanding due to the sellers on April 30, 1999. This note was repaid in fiscal 2000.

    Financing activities provided cash of $545,000 in fiscal 2000, and used cash of $244,000 in fiscal 1999. In fiscal 2000, we had proceeds from the issuance of preferred stock of approximately $2,250,000. We used approximately $1,931,000 to pay our line of credit and other borrowings. In fiscal 1999, the primary use of cash was the excess of repayments of debt, $1,000,000 over proceeds of debt, $717,000.

    On July 29, 1999, we completed a private placement financing to accredited investors and certain creditors valued in total at approximately $2,745,000. We issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one warrant. We received $2,250,000 in cash proceeds and converted $425,000 of long-term debt in connection with the private placement. Each share of the Series A Convertible Preferred Stock is convertible into one share of our Common Stock. The liquidation preference for the Series A Convertible Preferred Stock is $1.50. Each warrant allows the investor to purchase one share of Isonics Common Stock for $3.75 through July 29, 2002. We granted certain registration rights to the holders of the shares of common stock underlying the Class A Convertible Preferred Stock and the warrants.

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

    - Extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000, which note has been paid in full.

    - Extended the payment due date for certain unsecured promissory notes to January 2000, which notes have been paid in full.

    Our investing activities provided cash of approximately $6,715,000 in fiscal 2000. Our investing activities used cash of approximately $705,000 in fiscal 1999. Investing activities in fiscal 2000 were primarily the sale of our depleted zinc business to Eagle-Picher, which provided cash of approximately $6,730,000. Uses of cash in fiscal 1999 included approximately $159,000 for property and equipment, and $546,000 net cash used in the Chemotrade acquisition.

    On July 24, 1998, we obtained a $3,000,000 asset based credit facility for our U.S. operations, secured by our U.S. assets, with an unaffiliated lender, Coast Business Credit ("Coast"). The proceeds of that facility were used to repay approximately $537,000 of debt outstanding and $742,000 of accounts payable. At April 30, 1999, and subsequently until December 1, 1999, we were in default of our borrowing agreements with Coast, and on December 1, 1999, we had approximately $215,000 of outstanding borrowings. We used some of the proceeds of the depleted zinc business sale described above to pay off the Coast borrowings and our relationship with Coast has been terminated.

    Chemotrade has one unsecured revolving line of credit for DM 400,000 (approximately $187,000), at April 30, 2000. We are evaluating alternative secured credit facilities for Chemotrade.

    On June 13, 2000, we offered to the holders of the outstanding warrants issued in our public offering (the "Class A Warrants") the opportunity to exchange their Class A Warrants for Class B Warrants. The exercise price for the Class B Warrants, $5.80 per share, is the same as that of the Class A Warrant. If a Class B Warrant is exercised before its expiration date (September 30, 2000), we will issue one share of Common Stock and one Class C Warrant. The Class C Warrants expire June 15, 2003, are exercisable for one share of Common Stock at a price of $10.00 per share, and are redeemable if our Common Stock trades at or above $15.00 per share for any 20 of 30 consecutive trading days.

    We believe that our current cash position, attributable to the proceeds received from the sale of our depleted zinc business and the reduced levels of debt associated therewith, will be sufficient to fund operations for more than the next twelve months. However, our long-term capital requirements will only be met if we are able to generate profits from operations and positive cash flows, or develop new sources of financing of which there can be no assurance.

    We anticipate that our working capital will decrease significantly during fiscal 2001 as we continue our expenditures for selling, general and administrative expenses; research and development expenses; and other expenses, without significantly increasing our net revenues. We will be dependent on our ability to generate a significant amount of revenues from our anticipated new products to generate positive cash flow from operations in future years although we can offer no assurance that we will be successful in so doing. We expect our existing working capital coupled with anticipated revenues from operations will be sufficient to finance our anticipated operating and capital expenditures during our current (2001) fiscal year. To the extent we need additional capital before our revenues increase to the extent necessary to finance our operations we will be dependent on our ability to raise additional debt or equity financing. If we need to raise additional financing, we can offer no assurance that such financing will be available on commercially reasonable terms, if at all.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    In evaluating our business, readers of this report should carefully consider the following factors in addition to the other information presented in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

RELATIONSHIP WITH CERTAIN SUPPLIERS AND AVAILABILITY OF RAW MATERIALS

    Related to, but separate from, the sale of the depleted zinc business, we contemporaneously signed a ten-year Supply Agreement by which we will have the exclusive right to purchase quantities of isotopically pure silicon-28, silicon-29, and silicon-30, and a non-exclusive right to purchase quantities of isotopically pure carbon-12 and carbon-13 produced by Eagle-Picher from its current and planned facilities in Oklahoma. As partial consideration for the exclusivity provision, we agreed to pay Eagle-Picher a fee equal to 3.0% of the net revenues from all sales made by us of products incorporating enriched silicon isotopes supplied by Eagle-Picher. We believe the ability of Eagle-Picher to produce isotopes meeting the specifications of the Supply Agreement is contingent upon Eagle-Picher successfully beginning production of silicon-28. As of June 30, 2000, Eagle-Picher has not delivered any silicon-28. Unanticipated problems in bringing their production facility online are the reasons expressed by Eagle-Picher for this delay. Eagle-Picher's management has assured us that they will meet their production requirements.

OPERATIONS IN RUSSIA, UZBEKISTAN, AND THE REPUBLIC OF GEORGIA

    Operations in Russia, Uzbekistan, and the Republic of Georgia ("Georgia") entail certain risks. Recently, the former republics of the Soviet Union, including Uzbekistan and Georgia, have experienced political, social and economic change as they sought independence from the former central government in Moscow, and certain of the republics, including Russia, Uzbekistan, and Georgia, have attempted to transition from a central controlled economy toward a market-based economy. These changes have involved, in certain cases, armed conflict. There can be no assurance that political or economic instability in these republics will not continue or worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia, Uzbekistan, and Georgia. Accordingly, our operations could be materially adversely affected if hostilities in Russia should occur, if trade between Russia, Uzbekistan, or Georgia and the United States were interrupted, if political conditions in Russia, Uzbekistan, or Georgia disrupt transportation or processing of our goods, if laws or government policies concerning foreign business operations in Russia, Uzbekistan, or Georgia change substantially, or if tariffs are introduced.

DEPENDENCE ON FUTURE PRODUCT DEVELOPMENT

    On December 1, 1999, we sold our depleted zinc business, which had provided 35% of our revenues in fiscal 1999, and 21% of our revenues in fiscal 2000. As a result, our future operations will be more heavily dependent upon our ability to develop new products using stable and radioisotopes and market and sell those products profitably. While we have a high degree of confidence that we can be successful, we can expect to incur significant operating losses until we are able to do so. Our ability to develop, market and sell these products will depend on our suppliers' (including Eagle-Picher) ability to meet our demand for stable and radioisotopes, as well as, other suppliers who modify the chemical and physical forms of these isotopes. There can be no assurance that we will be able to develop products that can be profitably marketed and sold.

CUSTOMER CONCENTRATION

    Prior to fiscal 1999, substantially all of our net revenues in any particular period were attributable to a limited number of customers, primarily General Electric Corporation. Consistent with our historical experience, our quarterly results during fiscal year 2000 were affected materially by the level of orders received from a limited number of significant depleted zinc users during such quarters and product shipments by us to our depleted zinc customers during such period. Despite the sale of the depleted zinc business, we continue to be subject to a certain degree of variability based on the timing of sales of our stable and radioisotopes orders. We cannot be assured that our principal customers will continue to purchase our products. A decrease in or loss of orders from one or more major customers would have a material and adverse effect on our financial condition and results of operations. See "MANAGEMENT'S DISCUSSION AND ANALYSIS" AND "BUSINESS."

    While our goal is to diversify our customer base, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues for the foreseeable future. Significant reductions in sales to any of our large customers have had and may in the future have a material adverse effect on us. We cannot guarantee that present or future customers will not terminate their arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us. A termination of a manufacturing relationship or change, reduction or delay in orders could harm us.

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

DEPENDENCE ON KEY PERSONNEL

    Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; Robert Cuttriss, President of Interpro; and Herbert Hegener, Managing Director of Chemotrade. We maintain $1 million of key man life insurance on the lives of Messrs. Alexander, Rubizhevsky and Cuttriss and each is covered by an employment agreement extending through September 2001, 2001, and 2003, respectively.
Mr. Hegener is covered by an employment agreement extending through the year 2001. We believe that our future success will depend in large part upon our ability to attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

    The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in operating results, our announcements of technological innovations or new products or actions of our competitors, and other events or factors. In addition, the stock market has experienced wide price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose securities are traded. These broad market fluctuations may adversely affect the market price of our common stock and common stock warrants.

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

    Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of July 14, 2000, approximately 8,973,886 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.

    Of our restricted shares, 5,843,451 shares of Common Stock are either eligible for sale pursuant to Rule 144, or have been registered under the Securities Act for resale by the holders, leaving only the 3,130,435 shares held by Eagle-Picher that are not available for resale. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market may hurt the stock's market price.

ITEM 7.  FINANCIAL STATEMENTS

    The information required by this item begins on page F-1 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The information required by this item is incorporated by reference from the information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" contained in the Company's Definitive Proxy Statement for Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than August 28, 2000, (the "Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" contained in the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Pursuant to Item 601 of Regulation S-B:

     EXHIBIT NO.                                   TITLE
     -----------        ------------------------------------------------------------
     3.01               [Reserved]
     3.02               Registrant's Bylaws. (1)
     3.03               Registrant's Amended and Restated Articles of
                         Incorporation. (1)
     4.01               Specimen Common Stock Certificate. (1)
     4.02               Form of Representatives' Warrant Agreement. (1)
     4.03               Form of Warrant Agreement between the Registrant and
                         Continental Stock Transfer & Trust Company, Monroe Parker
                         Securities. (1)
     4.04               Specimen Warrant Certificate. (1)
    10.01               Registrant's 1996 Stock Option Plan. (1)(2)
    10.02               Form of Employment Agreement between the Registrant and
                         certain officers of the Registrant. (1)(2)
    10.03               Registrant's 1996 Executives Equity Incentive Plan. (1)(2)
    10.04               Registrant's 1996 Equity Incentive Plan. (1)(2)
    10.05               Memorandum of Agreement between Electrochemical Plant, AO
                         Techsnabexport, Co., Ltd. and Registrant. (1)
    10.06               Option Agreement between the Registrant and Yale
                         University. (1)
    10.07               Office Lease Agreement between Paulsen Properties and the
                         Registrant dated as of January 1, 1996, as amended. (1)
    10.08               Letter from Yale University to Registrant dated
                         February 10, 1996. (1)
    10.09               Form of Indemnity Agreement to be entered into by Registrant with each of its directors and investors. (1)(2)

     EXHIBIT NO.                                   TITLE
     -----------        ------------------------------------------------------------
    10.10               Stock Purchase Agreement, dated as of April 30, 1998, among
                         Isonics Corporation, a California corporation, Metallurgy
                         International, Pty Ltd., a Nevada corporation, and
                         International Process Research Corporation, a Colorado
                         corporation. (3)
   10.10.1              Escrow Agreement, dated as of May 15, 1998, among Isonics
                         Corporation, a California corporation, Metallurgy
                         International, Pty Ltd., a Nevada corporation, Robert H.
                         Cuttriss (as Agent), and Colorado Business Bank, as Escrow
                         Agent. (3)
    10.11               Registration Rights Agreement dated as of September 27, 1996 by and among Registrant and certain investors. (1)
    10.12               Employment Agreement between the Registrant and James E.
                         Alexander. (1)(2)
    10.13               Employment Agreement between the Registrant and Boris
                         Rubizhevsky. (1)(2)
    10.14               Security Agreement dated March 31, 1995 between the Company and Isoserve, Inc. (1)
    10.15               Consulting Agreement between the Registrant and Larry Wells
                         Co., Inc. (1)(2)
    10.16               February 1997 Agreement between the Registrant,
                         Electrochemical Plant and AO Techsnabexport,
                         Co., Ltd. (1)
    10.17               Letter from Yale University to Registrant dated January 28,
                         1997. (1)
    10.18               Certificate of Determination of Preferences and Rights of
                         the Series A Preferred Stock. (4)
    10.19               Form of Subscription Agreement. (4)
    10.20               Form of Warrant. (4)
    10.21               Investment Banking Agreement. (4)
    10.22               Form of Registration Rights Agreement. (4)
    23.10               Consent of independent accountants
    27.01               Financial Statement Schedule.

------------------------

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

    (b) Reports on Form 8-K.

        No Reports on Form 8-K were filed by the Company in the quarter ended April 30, 2000, or subsequently.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    July 28, 2000

                                                       ISONICS CORPORATION,
                                                       a California Corporation

                                                       By:            /s/ JAMES E. ALEXANDER
                                                            -----------------------------------------
                                                                        James E. Alexander
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                 NAME AND TITLE               DATE
                      ---------                                 --------------               ----
               /s/ JAMES E. ALEXANDER                  Principal Executive Officer
     -------------------------------------------         Chairman of the Board           July 28, 2000
                 James E. Alexander                      Director

                /s/ BORIS RUBIZHEVSKY
     -------------------------------------------       Vice Chairman                     July 28, 2000
                  Boris Rubizhevsky                      Director

               /s/ LINDSAY A. GARDNER
     -------------------------------------------       Director                          July 28, 2000
                 Lindsay A. Gardner

                 /s/ RICHARD PARKER
     -------------------------------------------       Director                          July 28, 2000
                   Richard Parker

                 /s/ LARRY J. WELLS
     -------------------------------------------       Director                          July 28, 2000
                   Larry J. Wells

              /s/ BRANTLEY J. HALSTEAD                 Principal Financial Officer
     -------------------------------------------         Principal Accounting Officer    July 28, 2000
                Brantley J. Halstead                     Chief Financial Officer

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ISONICS CORPORATION,
                                                       a California Corporation

                                                       By:            /s/ JAMES E. ALEXANDER
                                                            -----------------------------------------
                                                                        James E. Alexander
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                      CHAIRMAN OF THE BOARD

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
               /s/ JAMES E. ALEXANDER
     -------------------------------------------       Principal Executive Officer       July 28, 2000
                 James E. Alexander                      Chairman of the Board Director

                /s/ BORIS RUBIZHEVSKY
     -------------------------------------------       Vice Chairman                     July 28, 2000
                  Boris Rubizhevsky                      Director

               /s/ LINDSAY A. GARDNER
     -------------------------------------------       Director                          July 28, 2000
                 Lindsay A. Gardner

                 /s/ RICHARD PARKER
     -------------------------------------------       Director                          July 28, 2000
                   Richard Parker

                 /s/ LARRY J. WELLS
     -------------------------------------------       Director                          July 28, 2000
                   Larry J. Wells

              /s/ BRANTLEY J. HALSTEAD                 Principal Financial Officer
     -------------------------------------------         Principal Accounting Officer    July 28, 2000
                Brantley J. Halstead                     Chief Financial Officer

                      ISONICS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants..........    F-2

Consolidated Financial Statements...........................

  Consolidated Balance Sheets...............................    F-3

  Consolidated Statements of Operations.....................    F-4

  Consolidated Statement of Stockholders' Equity............    F-5

  Consolidated Statements of Cash Flows.....................    F-6

  Notes to Consolidated Financial Statements................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Isonics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Isonics Corporation and Subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isonics Corporation and Subsidiaries as of April 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Jose, California
June 26, 2000

                      ISONICS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 3,385    $   452
  Accounts receivable (net of allowances of $119 and $82,
    respectively)...........................................    1,055        932
  Note receivable...........................................      208         --
  Inventories...............................................      266        651
  Prepaid expenses..........................................      209        160
  Deferred income taxes, current............................      148         --
                                                              -------    -------
    Total current assets....................................    5,271      2,195
PROPERTY AND EQUIPMENT, net.................................      660      1,018
GOODWILL, net...............................................    3,062      3,388
NOTES RECEIVABLE FROM SHAREHOLDERS..........................       17        130
DEFERRED INCOME TAXES.......................................      492         --
OTHER ASSETS................................................       31         75
                                                              -------    -------
                                                              $ 9,533    $ 6,806
                                                              =======    =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and line of credit......  $    20    $ 1,136
  Notes payable to related parties..........................       --        922
  Accounts payable..........................................      533      1,368
  Accrued liabilities.......................................      591      1,036
  Income taxes payable......................................      373         50
                                                              -------    -------
    Total current liabilities...............................    1,517      4,512
STOCKHOLDERS' EQUITY
  Class A Preferred Stock--no par value; 10,000,000 shares
    authorized; shares issued and outstanding:
    2000--1,830,000.........................................    2,745         --
  Common stock--no par value; 20,000,000 shares authorized;
    shares issued and outstanding: 2000--10,492,931;
    1999--6,607,760.........................................    6,764      6,795
  Notes receivable from shareholders........................       --       (469)
  Deferred compensation.....................................     (150)        --
  Accumulated deficit.......................................   (1,343)    (4,032)
                                                              -------    -------
    Total stockholders' equity..............................    8,016      2,294
                                                              -------    -------
                                                              $ 9,533    $ 6,806
                                                              =======    =======

                See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net revenues................................................  $12,733    $16,998
Cost of revenues............................................   10,156     13,375
                                                              -------    -------
  Gross margin..............................................    2,577      3,623
Operating expenses:
  Selling, general and administrative.......................    3,698      3,643
  Research and development..................................    1,224      1,155
  Restructuring and office closure..........................       56        691
                                                              -------    -------
    Total operating expenses................................    4,978      5,489
                                                              -------    -------
Operating loss..............................................   (2,401)    (1,866)
Other income (expense)
  Interest income...........................................      105         36
  Interest expense..........................................     (321)      (575)
  Gain on sale of product line..............................    5,296         --
  Foreign currency gain.....................................       29         55
  Other.....................................................      110         --
                                                              -------    -------
    Total other income (expense), net.......................    5,219       (484)
                                                              -------    -------
Income (loss) before taxes..................................    2,818     (2,350)
Income tax expense..........................................      129        171
                                                              -------    -------
NET INCOME (LOSS)...........................................  $ 2,689    $(2,521)
                                                              =======    =======
NET INCOME (LOSS) PER SHARE--BASIC
  Net income (loss) per share...............................  $  0.40    $ (0.41)
  Shares used in computing per share information............    6,781      6,210
NET INCOME (LOSS) PER SHARE--DILUTED
  Net income (loss) per share...............................  $  0.26    $ (0.41)
  Shares used in computing per share information............   10,409      6,210

                See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                               PREFERRED STOCK          COMMON STOCK        SHAREHOLDER
                             --------------------   ---------------------      NOTES        DEFERRED      (ACCUMULATED
                              SHARES      AMOUNT      SHARES      AMOUNT    RECEIVABLE    COMPENSATION      DEFICIT)      TOTAL
                             ---------   --------   ----------   --------   -----------   -------------   ------------   --------
BALANCES, May 1, 1998......         --    $   --     5,714,250    $5,289       $(337)         $  --         $(1,511)     $ 3,441

  Issuance of common stock
    for Chemotrade
    acquisition............         --        --       357,730       894          --             --              --          894

  Issuance of common stock
    in lieu of salaries....         --        --       118,182       130          --             --              --          130

  Conversion of debt into
    common stock...........         --        --       127,209       191          --             --              --          191

  Exercise of stock options
    and warrants...........         --        --       290,389       147        (130)            --              --           17

  Fair value of warrants
    issued with debt.......         --        --            --       144          --             --              --          144

  Interest on notes
    receivable from
    stockholders, net of
    repayments.............         --        --            --        --          (2)            --              --           (2)

  Net loss.................         --        --            --        --          --             --          (2,521)      (2,521)
                             ---------    ------    ----------    ------       -----          -----         -------      -------

BALANCES, April 30, 1999...         --        --     6,607,760     6,795        (469)            --          (4,032)       2,294

  Issuance of preferred
    stock..................  1,830,000     2,745            --        --          --             --              --        2,745

  Exercise of stock options
    and warrants...........         --        --     3,918,986        81          --             --              --           81

  Fair value of warrants
    issued for debt
    restructuring..........         --        --            --       157          --             --              --          157

  Fair value of stock
    issued for services as
    deferred
    compensation...........         --        --        25,000       153          --           (153)             --           --

  Amortization of deferred
    compensation...........         --        --            --        --          --              3              --            3

  Shares issued under
    Employee Stock Purchase
    Program................         --        --        13,723        13          --             --              --           13

  Repayment of notes
    receivable from
    stockholders, net of
    interest...............         --        --            --        --          34             --              --           34

  Repayment of notes
    receivable and accrued
    interest with common
    stock..................         --        --       (72,538)     (435)        435             --              --           --

  Net income...............         --        --            --        --          --             --           2,689        2,689
                             ---------    ------    ----------    ------       -----          -----         -------      -------

BALANCES, April 30, 2000...  1,830,000    $2,745    10,492,931    $6,764       $  --          $(150)        $(1,343)     $ 8,016
                             =========    ======    ==========    ======       =====          =====         =======      =======

                See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 2,689    $(2,521)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Gain on sale of depleted zinc business..................   (5,296)        --
    Depreciation and amortization...........................      567        520
    Interest on notes receivable from shareholders..........      (23)       (24)
    Fair value of warrants and stock issued and amortization
      of deferred compensation..............................      160        274
    Interest recognized upon conversion of debt to equity...       --         64
    Deferred income taxes...................................     (640)        --
    Loss on disposal of property and equipment..............       75        504
    Forgiveness of notes receivable due from stockholders...       27         --
    Changes in operating assets and liabilities:
      Accounts and notes receivable.........................     (146)     1,748
      Inventories...........................................   (1,066)       (89)
      Prepaid expenses and other assets.....................     (139)        68
      Accounts payable......................................     (522)      (112)
      Accrued liabilities and other.........................     (336)       (30)
      Income taxes payable..................................      323        (45)
                                                              -------    -------
          Net cash provided by (used in) operating
            activities......................................   (4,327)       357

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (15)      (159)
  Proceeds from sale of depleted zinc business..............    6,730         --
  Purchase of Chemotrade, net of cash acquired..............       --       (546)
                                                              -------    -------
          Net cash provided by (used in) investing
            activities......................................    6,715       (705)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on line of credit and other borrowings...........   (1,931)    (1,000)
  Proceeds from borrowings..................................       75        717
  Repayment of notes receivable from shareholders...........       57         22
  Proceeds from issuance of preferred stock.................    2,250         --
  Proceeds from issuance of common stock....................       94         17
                                                              -------    -------
          Net cash provided by (used in) financing
            activities......................................      545       (244)
                                                              -------    -------

          NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS...    2,933       (592)

Cash and cash equivalents at beginning of period............      452      1,044
                                                              -------    -------

Cash and cash equivalents at end of period..................  $ 3,385    $   452
                                                              =======    =======

                See Notes to Consolidated Financial Statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Isonics Corporation ("We" or the "Company") develop and market products worldwide based on isotopes for applications in the energy, medical research, diagnostic, pharmaceutical and semiconductor industries. Through one of our subsidiaries, we also provide contract research and development services.

PRINCIPALS OF CONSOLIDATION

    The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, International Process Research Corporation ("Interpro") and Chemotrade GmbH ("Chemotrade"). All significant intercompany accounts have been eliminated in consolidation.

CASH EQUIVALENTS

    Cash equivalents include investments purchased with a maturity of less than ninety days. Cash balances held in foreign bank accounts were $151,000 at April 30, 2000.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. Cash equivalents are maintained with high quality institutions and are regularly monitored by management. We extend credit to our customers, most of whom are large, established companies. Credit risk is mitigated by performing ongoing credit evaluations of our customers' financial condition and we generally do not require collateral.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. We perform periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and record provisions to reduce such inventories to net realizable value when necessary.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

GOODWILL

    Goodwill resulted from the acquisitions of Isoserve, Inc. and Chemotrade. We evaluate goodwill for impairment by comparing the unamortized balance of goodwill to the undiscounted future cash flows of the related assets. We modify or adjust goodwill if impairment is indicated. Based upon our most recent evaluation, we believe that no impairment of goodwill exists as of April 30, 2000; however, with the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, unamortized goodwill of $112,000 related to the Isoserve, Inc. acquisition was charged against the gain on the sale of the product line. The goodwill resulting from the Chemotrade acquisition is being amortized on a straight-line basis over twenty years.

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INCOME TAXES

    We account for income taxes using an asset and liability approach for financial accounting and reporting purposes. A valuation allowance is provided when deferred tax assets are not expected to be realized.

REVENUE RECOGNITION

    Revenue from product sales is recognized upon shipment. Product returns and warranty costs have not been material in any period. Revenue from contract research and development services is recognized ratably as services are performed and costs are incurred.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    The fair value of cash and equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

TRANSLATION OF FOREIGN CURRENCIES

    We conduct substantially all of our transactions in U.S. dollars, except for certain transactions of Chemotrade that are conducted in Duetsche Marks. The financial statements of Chemotrade are prepared in Duetsche Marks and remeasured into U.S. dollars for purposes of consolidation, with the U.S. dollar as the functional currency. Gains and losses from remeasurement and transaction gains and losses are included in the statement of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    We account for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We provide additional pro forma disclosures as required under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

NET INCOME (LOSS) PER SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of preferred stock (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) anti-dilutive. Contingently issued shares are included in earnings per share when the related conditions are satisfied.

    The following table reconciles the denominator used in the per share computation (in thousands):

                                                                  YEAR ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Weighted average shares of common stock outstanding.........    7,174     6,210
Less: weighted average shares contingently issued...........     (393)       --
                                                               ------     -----
  Shares used for net income (loss) per share - basic.......    6,781     6,210
Dilutive effect of stock options and warrants...............    1,850        --
Dilutive effect of convertible preferred stock..............    1,385        --
Add back: weighted average shares contingently issued.......      393        --
                                                               ------     -----
  Shares used for net income (loss) per share - diluted.....   10,409     6,210
                                                               ======     =====

    A total of 3,464,047 shares issuable from the exercise of outstanding options and warrants were excluded from the calculation of loss per share in 1999, as their inclusion would have been anti-dilutive.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

NOTE 2--FINANCIAL STATEMENT COMPONENTS

    Inventories consist of the following (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Finished goods..............................................    $139       $420
Work in process.............................................      27         --
Raw materials...............................................      --        231
                                                                ----       ----
                                                                $266       $651
                                                                ====       ====

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 2--FINANCIAL STATEMENT COMPONENTS (CONTINUED)
    Property and equipment consists of the following (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Office furniture and equipment..............................   $  174     $  159
Production equipment........................................      898      1,094
Leasehold improvements......................................       19         19
                                                               ------     ------
                                                                1,091      1,272
Accumulated depreciation and amortization...................     (431)      (254)
                                                               ------     ------
                                                               $  660     $1,018
                                                               ======     ======

    Goodwill related to acquisitions consists of the following (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Isoserve, net of accumulated amortization of $472 and
  $315......................................................   $   --     $  157
Chemotrade, net of accumulated amortization of $323 and
  $154......................................................    3,062      3,231
                                                               ------     ------
                                                               $3,062     $3,388
                                                               ======     ======

    Accrued liabilities consist of the following (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Compensation................................................    $ 68      $  391
Interest....................................................      --          68
Customer advances and deposits..............................     194          97
Restructuring costs.........................................      47          61
Other.......................................................     282         419
                                                                ----      ------
                                                                $591      $1,036
                                                                ====      ======

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 2--FINANCIAL STATEMENT COMPONENTS (CONTINUED)
    Supplemental disclosure of non-cash investing and financing activities (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Stock issued for note receivable............................    $ --     $   130
                                                                ====     =======
Conversion of trade payables into debt......................    $243     $    95
                                                                ====     =======
Conversion of liabilities and debt into preferred stock.....    $495     $    --
                                                                ====     =======
Retirement of common stock to pay shareholder notes
  receivable................................................    $435     $    --
                                                                ====     =======
Purchase of Chemotrade
  Cash paid.................................................    $ --     $   546
  Cash acquired.............................................      --         309
  Stock issued to seller....................................      --         894
  Debt issued to seller.....................................      --       1,750
  Liabilities assumed.......................................      --       1,598
  Goodwill..................................................      --      (3,385)
                                                                ----     -------
  Assets acquired...........................................    $ --     $ 1,712
                                                                ====     =======

    Supplemental disclosures of cash flow information (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash paid during the period for:
  Interest..................................................    $388       $475
  Income taxes..............................................     433        227

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3--ACQUISITIONS

    On July 21, 1998, we acquired all of the outstanding shares of Chemotrade and a subsidiary, which was owned by two shareholders. Chemotrade is engaged in the distribution, development and manufacturing of stable and radioisotopes. The purchase was effective June 1, 1998, the date control was transferred, and our financial statements include the results of Chemotrade's operations from June 1, 1998. Pro forma results of operations for 1999 have not been presented as the pro forma amounts would not have been materially different than those reported.

    The consideration paid upon closing consisted of $546,000 cash, 357,730 restricted shares of common stock with a fair market value of $894,000, and two notes. The first note of $924,000 (DM 1,663,000) bore interest at 2% per month and was paid in August 1998, and the second note of $812,000 (DM 1,500,000) bore interest at 10% per year and was paid by December 1999. Transaction costs were $125,000. Imputed interest from the effective date of the acquisition totaled $28,000.

    The purchase agreement provides for the selling shareholders to receive additional consideration in the event pretax earnings of $467,000 (DM 1,000,000) are achieved for the year ending April 30, 2001. The maximum additional consideration that can be earned is $234,000 (DM 500,000). Any additional consideration will be recorded as additional goodwill.

NOTE 4--SALE OF DEPLETED ZINC BUSINESS

    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for $8,230,000, including $1,500,000 to be paid over a period of three years. We received cash of approximately $6,730,000 from Eagle-Picher at the closing, of which approximately $1,150,000 was used to pay certain accrued liabilities and debt. Upon completion of the sale, we recognized a net gain on the sale amounting to $5,088,000. Eagle-Picher's obligation to pay the final $1,500,000 is subject to the performance of our former depleted zinc supplier under the terms of a supply agreement that was transferred to Eagle-Picher in the sale. We are recognizing the $1,500,000 on a straight-line basis as our former supplier performs. As a result, we have recognized additional gain of $208,000 through April 30, 2000, which is reported as a note receivable at April 30, 2000.

NOTE 5--INCOME TAXES

    Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                  APRIL 30,
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Deferred tax assets
  Accruals and expenses deductible in future periods.......   $1,609    $ 1,269
  Net operating loss carryforwards.........................       --        435
                                                              ------    -------
    Total deferred tax assets..............................    1,609      1,704
  Valuation allowance......................................     (376)    (1,178)
                                                              ------    -------
                                                               1,233        526

Deferred tax liabilities
  Amortization and depreciation............................     (593)      (526)
                                                              ------    -------

                                                              $  640    $    --
                                                              ======    =======

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 5--INCOME TAXES (CONTINUED)
    Income tax expense (benefit) consists of the following (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Current
  Federal...................................................   $ 640       $ --
  State.....................................................      98         --
  Foreign...................................................      31        171
                                                               -----       ----
                                                                 769        171

Deferred
  Federal...................................................    (640)        --
  State.....................................................      --         --
                                                               -----       ----
                                                                (640)        --
                                                               -----       ----
                                                               $ 129       $171
                                                               =====       ====

    A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Expected tax (benefit) at federal statutory rate............   $ 958      $(799)
State taxes net of federal benefit..........................      98       (104)
Foreign income taxed at different rates.....................     (77)        26
Non-deductible expenses.....................................      67         84
Utilization of previously unrecognized net operating loss
  and tax credit carryforwards..............................    (115)        --
Change in valuation allowance...............................    (802)     1,097
Other.......................................................      --       (133)
                                                               -----      -----
                                                               $ 129      $ 171
                                                               =====      =====

NOTE 6--DEBT AND LINE OF CREDIT

    At April 30, 1999, we had amounts owing to our primary lender, along with other secured and unsecured debt, amounting to $1,136,000. We also had borrowings amounting to $922,000 payable to related parties. We repaid all of these borrowings, except for certain term debt with an outstanding balance of $20,000 at April 30, 2000, with the proceeds from the sale of our depleted zinc business. We currently have no lending facilities with any financial institutions, except for an unsecured line of credit available to Chemotrade in the amount of DM 400,000 ($187,000). At April 30, 2000, there are no borrowings outstanding under this line of credit.

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS' EQUITY

COMMON STOCK

    On September 22, 1997, we completed an initial public offering of 810,000 units, each unit consisting of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock at $5.80 per share, exercisable until September 21, 2001. We may redeem the warrants at a price of $0.10 per warrant if the closing price of our common stock is at least $14.50 per share for 20 consecutive trading days.

    In connection with the offering, we granted the underwriter warrants to purchase up to 160,000 shares of common stock at a weighted average exercise price of $7.77. The warrants are exercisable at anytime until September 21, 2001.

PREFERRED STOCK

    On July 29, 1999, we completed a private placement financing to accredited investors and certain creditors valued in total at approximately $2,745,000. We issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one warrant. We received $2,250,000 in cash proceeds and converted $425,000 of long-term debt in connection with the private placement. Each share of the Series A Convertible Preferred Stock is convertible into one share of our Common Stock. The liquidation preference for the Series A Convertible Preferred Stock is $1.50 per share, amounting to a total liquidation preference of $2,745,000 at April 30, 2000. Each warrant allows the investor to purchase one share of Isonics Common Stock for $3.75 through July 29, 2002. We granted certain registration rights to the holders of the shares of common stock underlying the Class A Convertible Preferred Stock and the warrants.

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

    - Extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000, which note has been paid in full.

    - Extended the payment due date for certain unsecured promissory notes to January 2000, which notes have been paid in full.

STOCK OPTION AND PURCHASE PLANS

1996 STOCK OPTION PLAN

    Our 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2000, there remain 488,356 options outstanding under the 1996 Stock Option Plan.

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
DIRECTORS' STOCK OPTION PLAN

    The 1998 Directors' Plan (the "Directors' Plan") provides that each person serving as a member of the Board, who is not an employee of Isonics, receive options to purchase 20,000 shares of Isonics Common Stock when such person accepts the position as a Director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a Director provided such person is not an employee of Isonics at the time of election. The exercise price for the options is the fair market value on the date of grant and the options are exercisable for five years from such date. The options granted under the Directors' plan vest immediately. In the event a Director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options' termination. Although the Directors adopted the plan in 1998, the Board formalized the plan by resolution in January 2000.

    As of April 30, 2000, options to purchase a total of 110,000 shares were outstanding under the Directors' Plan. We do not have any other arrangements under which we compensate the Directors for acting in their capacities as Directors.

EXECUTIVE AND INCENTIVE STOCK OPTION PLANS

    In November 1996, the Board of Directors adopted the Executive and Incentive Stock Option Plans authorizing the granting of up to 570,000 and 150,000 incentive and nonqualified stock options to our key employees, directors or consultants. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over five years, and expire ten years after the date of grant. As of April 30, 2000, options to purchase a total of 488,408 shares were outstanding under the Executive and Incentive Stock Option Plans.

EMPLOYEE STOCK PURCHASE PLAN

    The employee stock purchase plan has reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value of our Common Stock at the beginning or the end of the offering period. As of April 30, 2000, 13,723 shares have been issued under the plan.

PRO FORMA DISCLOSURE OF COMPENSATION EXPENSE UNDER SFAS NO. 123

    The exercise price of options granted generally approximates the fair market value per share of our stock on the date of grant. Accordingly, no compensation cost has been recognized for grants from the plans made to employees or directors. Had compensation cost for grants to employees and directors been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123,

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
ACCOUNTING FOR STOCK-BASED COMPENSATION, our results of operations and per share amounts for the years ended April 30, 2000 and 1999 would have been changed to the pro forma amounts indicated below.

                                                         2000         1999
                                                      ----------   -----------
Net income (loss)
  As reported.......................................  $2,689,000   $(2,521,000)
  Pro forma.........................................   1,248,000    (3,174,000)

Income (loss) per share--diluted
  As reported.......................................  $     0.26   $     (0.41)
  Pro forma.........................................        0.12         (0.51)

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions; no expected dividends, volatility of 150%; risk-free interest rate of 6.0%; and expected lives of five (5) years. A summary of the status of our stock option plans as of April 30, 2000 and 1999, and changes during the years ending on these dates is presented below.

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Outstanding, May 1, 1998....................................  1,054,809    $1.84
  Granted...................................................    480,721    $1.71
  Exercised.................................................   (195,830)   $0.66
  Canceled..................................................   (343,123)   $3.35
                                                              ---------

Outstanding, April 30, 1999.................................    996,577    $1.49
  Granted...................................................    169,500    $6.35
  Exercised.................................................    (21,813)   $1.16
  Canceled..................................................    (57,500)   $1.69
                                                              ---------
Outstanding, April 30, 2000.................................  1,086,764    $2.25
                                                              =========

    The weighted average fair value of options granted during the years ended April 30, 2000 and 1999 was $5.78 and $1.56, respectively.

    The following information applies to options outstanding at April 30, 2000:

                                                  WEIGHTED                               WEIGHTED
             RANGE OF                             AVERAGE                                AVERAGE
             EXERCISE                 NUMBER      EXERCISE     NUMBER        NUMBER      EXERCISE
              PRICE                 OUTSTANDING    PRICE     OUTSTANDING   EXERCISABLE    PRICE
----------------------------------  -----------   --------   -----------   -----------   --------
      $0.58.......................     336,927     $0.58           6         336,927      $0.58
$1.00 -- $1.44....................     204,783     $1.27           9         149,783      $1.34
$1.62 -- $2.38....................     208,054     $1.90           8          91,050      $1.88
$2.56 -- $3.50....................     180,000     $2.98           8         125,000      $3.16
$5.56 -- $7.31....................     157,000     $6.72           5         157,000      $6.72
                                     ---------                               -------
                                     1,086,764     $2.25                     859,760      $2.35
                                     =========                               =======

NOTES RECEIVABLE FROM SHAREHOLDERS

    In fiscal 1997, two of our executive officers exercised stock options to each acquire 259,175 shares of common stock at an exercise price of $0.64 per share. In fiscal 1999, two other executive officers exercised stock options to acquire 57,603 and 138,227 shares of common stock at exercise prices of $0.87 and $0.58, respectively. In each case, we loaned the executive officer the aggregate amount representing the exercise price of the option, and the officer executed a promissory note reflecting the loan. Each executive officer pledged the purchased shares as collateral for the loan pursuant to a pledge agreement. Each loan bears interest at an annual rate equal to the minimum applicable federal rate, and interest is payable annually; principal and accrued but unpaid interest is due five years from the date of the note. Until each note has

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED) been paid in full and upon any sale of such option shares by the respective executive, a portion of the sales proceeds will be used to pay amounts owed under the note. In addition, during fiscal 1998, we loaned to each of the two executive officers related to the fiscal 1997 option exercises, pursuant to a five-year note with interest at the minimum applicable federal rate, the amount equal to the federal and state tax liability incurred by him as a result of exercising such option, and agreed to pay compensation to such officers equal to the amount of interest payable under these loans and the amount of taxes payable as a result of such compensation. At April 30, 1999, principal and interest due on the loans to acquire the common stock totaled $460,000 and $9,000, respectively, and, principal and interest on the loans to pay the federal and state tax liabilities totaled $126,000 and $4,000, respectively.

    In January 2000, the Board of Directors agreed to forgive the current interest and principal due related to the tax notes and to accept Isonics Common Stock, owned by the officers, in payment of the balances owed for the share purchase loans. The amount owed by Mr. James Alexander, our President and CEO, that was forgiven was $74,000. The amount owed by Mr. Boris Rubizhevsky, our Senior Vice President, that was forgiven was $61,000. In both cases the amount forgiven was treated as bonus compensation to Mr. Alexander and Mr. Rubizhevsky. Each officer surrendered 30,437 shares of Isonics Common Stock to pay off $175,000 of principal and accrued interest. The other two loans, executed in fiscal 1999, were paid in full: the first, in cash, in March 2000; and the second, by the surrender of 11,664 shares of our Common Stock in January 2000. As of April 30, 2000 we had no notes receivable outstanding for the acquisition of stock.

WARRANTS

    In addition to the warrants issued as part of our initial public offering, we have issued warrants in connection with debt offerings and a private placement of convertible preferred stock, and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                              NUMBER OF    EXERCISE
                                                                SHARES      PRICE
                                                              ----------   --------
Outstanding, May 1, 1998....................................   2,462,029    $3.81
  Warrants issued with debt.................................      75,000     2.51
  Exercised.................................................     (94,559)    0.18
  Expired...................................................          --     0.00
                                                              ----------
Outstanding, April 30, 1999.................................   2,442,470    $3.90
  Warrants issued in debt restructuring.....................      95,000     2.61
  Warrants issued in private placement of convertible
    preferred stock.........................................   2,330,000     3.75
  Warrants issued for isotope supply agreement..............   4,000,000     3.75
  Exercised.................................................  (3,897,173)    3.55
  Forfeited, via net exercise...............................  (1,043,650)    3.92
  Expired...................................................          --     0.00
                                                              ----------
Outstanding, April 30, 2000.................................   3,926,647    $4.01
                                                              ==========

    In fiscal 1999 we issued two unsecured promissory notes bearing interest at prime plus 4% for $200,000 each to a vendor and an unaffiliated party. The two $200,000 notes were due in April 1999. The

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 7--STOCKHOLDERS' EQUITY (CONTINUED)
Company issued 50,000 warrants each to the vendor and the unaffiliated party. The fair value of these warrants, $144,000, was recorded as additional interest expense. The unaffiliated party converted its $200,000 unsecured promissory note into 133,000 shares of convertible preferred stock and 133,000 warrants as described above under "PREFERRED STOCK."

    In July 1999, we made a principal payment of $550,000 towards the amounts owing to the former Chemotrade shareholders from the acquisition of Chemotrade. At that time, we extended the due date of the balance to July 31, 2000. In consideration for the extension, we issued 70,000 warrants to the former Chemotrade shareholders, exercisable at $3.00 per warrant until June 30, 2004. We recognized a charge amounting to $157,000 representing the fair value of the warrants issued determined using the Black-Scholes option pricing model.

    In conjunction with the sale of our depleted zinc business to Eagle-Picher, we agreed that Eagle-Picher will sell to us 200 kilograms of silicon-28 in consideration for warrants to purchase 4,000,000 shares of our common stock at a purchase price of $3.75 per share, exercisable for forty-two months. Eagle-Picher exercised the warrants in March 2000 under a 'net-exercise' provision entitling Eagle-Picher to receive 3,130,435 shares of common stock. These shares are subject to a prorated reduction to the extent Eagle-Picher does not deliver the required 200 kilograms of silicon-28 in calendar 2000. Accordingly, these contingent shares are excluded from the number of shares used for calculating basic net income per share. The shares issued are subject to a registration rights agreement. Eagle-Picher claims that we should issue to them an additional 155,279 shares pursuant to the net exercise provision, but we believe their calculation is in error, and we are continuing discussions with representatives of Eagle-Picher to resolve this dispute.

    On June 13, 2000, we offered to the holders of the outstanding warrants issued in our public offering (the "Class A Warrants") the opportunity to exchange their Class A Warrants for Class B Warrants. The exercise price for the Class B Warrants, $5.80 per share, is the same as that of the Class A Warrant. If a Class B Warrant is exercised before its expiration date (September 30, 2000), we will issue one share of Common Stock and one Class C Warrant. The Class C Warrants expire June 15, 2003, are exercisable for one share of Common Stock at a price of $10.00 per share, and are redeemable if our Common Stock trades at or above $15.00 per share for any 20 of 30 consecutive trading days.

    We have reserved shares of common stock for issuance as follows:

                                                              APRIL 30,
                                                                2000
                                                              ---------
Exercise of stock options...................................  1,296,543
Exercise of warrants........................................  3,926,647
Employee stock purchase plan................................    186,277
Convertible preferred stock.................................  1,830,000
                                                              ---------
                                                              7,239,467
                                                              =========

NOTE 8--BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    We have two operating segments: Isotope Production and Contract Research and Development. Our reportable segments are strategic business units that offer different products and services. They are managed based on the fundamental differences in their operations.

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 8--BUSINESS SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)
    Information by segment is set forth below (in thousands):

                                                                2000       1999
                                                              --------   --------
Net revenues
  Isotope Production........................................  $11,577    $14,384
  Contract Research and Development.........................    1,156      2,614

Operating income (loss)
  Isotope Production........................................  $(2,070)   $(1,035)
  Contract Research and Development.........................     (331)      (831)

Identifiable assets
  Isotope Production........................................  $ 8,711    $ 5,713
  Contract Research and Development.........................      822      1,093

    A summary of our operations by geographic area is presented below (in thousands):

                                                                2000       1999
                                                              --------   --------
Net revenues
  United States.............................................  $ 4,501    $ 6,817
  Germany...................................................    8,232     10,181

Operating income (loss)
  United States.............................................  $(2,486)   $(2,322)
  Germany...................................................       85        456

Identifiable assets
  United States.............................................  $ 8,117    $ 5,507
  Germany...................................................    1,416      1,299

NOTE 9--PROFIT SHARING PLAN

    We have a profit sharing plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our employees. Company contributions to the plan aggregated approximately $40,000 and $30,000 for 2000 and 1999, respectively.

NOTE 10--CONCENTRATIONS

    Two customers accounted for approximately 15% and 10% of net revenues for the year ended April 30, 2000. One of these customers accounted for 18% of accounts receivable at April 30, 2000. Two separate customers accounted for 23% and 13% of net revenues for the year ended April 30, 1999. Accounts receivable at April 30, 1999, did not include any amounts due from either of these two customers.

NOTE 11--RESTRUCTURING

    In the year ended April 30, 1999, we recorded a charge to operations amounting to $691,000 relating to a planned restructuring of our operations. This charge consisted primarily of lease termination costs of $132,000, severance pay for terminated employees of $91,000, and the write down of fixed assets of $468,000. As of April 30, 2000, we had completed the restructuring. The only costs remaining to be paid,

                      ISONICS CORPORATION AND SUBSIDIARIES

NOTE 11--RESTRUCTURING (CONTINUED)
which have been accrued, relate to the lease payments of approximately $47,000 on our former facilities in excess of the sublease income.

NOTE 12--COMMITMENTS

    We rent office, production facilities and equipment under operating leases expiring through March 2004. Rent expense for operating leases was approximately $224,000 and $202,000 for the years ended April 30, 2000 and 1999, respectively. Future minimum annual operating lease commitments are as follows (in thousands):

YEAR ENDING APRIL 30,
---------------------
      2001..................................................    $163
      2002..................................................      40
      2003..................................................      16
      2004..................................................       8
                                                                ----
                                                                $227
                                                                ====

    On December 1, 1999, we signed a ten-year supply agreement with Eagle-Picher by which we will have the exclusive right to purchase quantities of isotopically pure silicon-28, silicon-29, and silicon-30, and a non-exclusive right to purchase quantities of isotopically pure carbon-12 and carbon-13 produced by Eagle-Picher from its Oklahoma-based facilities. We agreed to pay Eagle-Picher a fee equal to 3% of the net revenues from all sales made by us of products incorporating the enriched silicon isotopes supplied by Eagle-Picher. As of April 30, 2000, no royalties have accrued under this agreement.