Form 10KSB40/A
period 2000-04-30
ISONICS CORP
filed 2000-08-31
CIK 1023966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                 FORM 10-KSB/A-1

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

     The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 14, 2000, was 10,972,160 shares. The following document is incorporated by reference into Part III of this Form 10-KSB: Proxy Statement for the annual meeting of shareholders to be held October 11, 2000.

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                   ---     ---

This amendment is being filed to include the Part III information in Isonics' Annual Report on Form 10-KSB for the year ended April 30, 2000, which was omitted from the Annual Report and has been included in Isonics' definitive proxy statement Isonics filed with the Securities and Exchange Commission on August 29, 2000, for the annual meeting of shareholders to be held October 11, 2000.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference from the definitive proxy statement Isonics filed with the Securities and Exchange Commission on August 29, 2000, for the annual meeting of shareholders to be held October 11, 2000.


ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference from the definitive proxy statement Isonics filed with the Securities and Exchange Commission on August 29, 2000, for the annual meeting of shareholders to be held October 11, 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference from the definitive proxy statement Isonics filed with the Securities and Exchange Commission on August 29, 2000, for the annual meeting of shareholders to be held October 11, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference from the definitive proxy statement Isonics filed with the Securities and Exchange Commission on August 29, 2000, for the annual meeting of shareholders to be held October 11, 2000.