Form 10QSB
period 2000-07-31
ISONICS CORP
filed 2000-09-18
CIK 1023966

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
           ACT.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 001-12531

                            ------------------------

                              ISONICS CORPORATION

       (Exact name of small business issuer as specified in its charter)

              CALIFORNIA                                    77-0338561
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

         5906 MCINTYRE STREET                             (303) 279-7900
        GOLDEN, COLORADO 80403                     (Issuer's telephone number)
    (Address of principal executive
               offices)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    The number of shares outstanding of the registrant's Common Stock, no par value, was 11,003,660 at September 11, 2000.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISONICS CORPORATION
                               TABLE OF CONTENTS
                                  FORM 10-QSB

Part I: Financial Information

  Item 1: Financial Statements

    Condensed Consolidated Balance Sheets as of July 31,
     2000 and April 30, 2000................................      3

    Condensed Consolidated Statements of Operations for the
     Three Month Periods Ended July 31, 2000 and 1999.......      4

    Condensed Consolidated Statements of Cash Flows for the
     Three Month Periods Ended July 31, 2000 and 1999.......      5

    Notes to Condensed Consolidated Financial Statements....      6

  Item 2: Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     10

Part II: Other Information

  Item 6: Exhibits and Reports on Form 8-K..................     21

Signatures..................................................     22

PART I: FINANCIAL INFORMATION
ITEM 1: CONDENSED FINANCIAL STATEMENTS

                      ISONICS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                       ASSETS

                                                               (UNAUDITED)
                                                              JULY 31, 2000    APRIL 30, 2000
                                                              --------------   ---------------
CURRENT ASSETS:
  Cash and cash equivalents.................................      $2,059           $3,385
  Accounts receivable (Net of allowance of $81 and $119,
    respectively)...........................................       1,170            1,055
  Notes receivable..........................................         333              208
  Income taxes receivable...................................         173               --
  Inventories...............................................         378              266
  Prepaid expenses and other current assets.................         187              209
  Deferred income taxes, current............................         303              148
                                                                  ------           ------
    Total current assets....................................       4,603            5,271
                                                                  ------           ------
LONG-TERM ASSETS
  Property and equipment, net...............................         569              660
  Goodwill, net.............................................       3,019            3,062
  Notes receivable from shareholders........................          --               17
  Deferred income taxes.....................................         492              492
  Other assets..............................................          32               31
                                                                  ------           ------
    Total long-term assets..................................       4,112            4,262
                                                                  ------           ------
TOTAL ASSETS................................................      $8,715           $9,533
                                                                  ======           ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               (UNAUDITED)
                                                              JULY 31, 2000    APRIL 30, 2000
                                                              --------------   ---------------
CURRENT LIABILITIES:
  Notes payable and line of credit..........................      $   19           $   20
  Accounts payable..........................................         764              533
  Accrued liabilities.......................................         475              591
  Income taxes payable......................................          26              373
                                                                  ------           ------
    Total current liabilities...............................       1,284            1.517
                                                                  ------           ------
SHAREHOLDERS' EQUITY:
  Class A Preferred Stock--no par value. 10,000,000 shares
    authorized; 1,516,667 shares issued and outstanding on
    July 31, 2000, and 1,830,000 shares issued and
    outstanding on April 30, 2000...........................       2,275            2,745
  Common stock--no par value. 20,000,000 shares authorized;
    11,003,660 shares issued and outstanding on July 31,
    2000 and 10,492,931 shares issued and outstanding on
    April 30, 2000..........................................       7,471            6,764
  Deferred compensation.....................................        (131)            (150)
  Accumulated deficit.......................................      (2,184)          (1,343)
                                                                  ------           ------
    Total shareholders' equity..............................       7,431            8,016
                                                                  ------           ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $8,715           $9,533
                                                                  ======           ======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net revenues................................................  $ 2,036     $3,084
Cost of revenues............................................    1,522      2,399
                                                              -------     ------
  Gross margin..............................................      514        685

Operating expenses:
  Selling, general and administrative.......................    1,203        885
  Research and development..................................      304        127
  Restructuring and office closure..........................       --         66
                                                              -------     ------
    Total operating expenses................................    1,507      1,078
                                                              -------     ------
Operating loss..............................................     (993)      (393)
                                                              =======     ======
Other income (expense):
  Foreign exchange..........................................       69          4
  Interest and other income.................................       99         41
  Interest expense..........................................      (16)      (124)
                                                              -------     ------
    Total other income (expense), net.......................      152        (79)
                                                              -------     ------
Loss before income taxes....................................     (841)      (472)
Income tax expense..........................................        1          1
                                                              -------     ------
NET LOSS....................................................  $  (842)    $ (473)
                                                              =======     ======
NET LOSS PER SHARE--BASIC AND DILUTED
Net income (loss) per share.................................  $ (0.11)    $(0.07)
Shares used in computing per share information..............    7,639      6,608

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net cash used in operating activities.......................  $(1,508)    $ (884)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (11)        (1)
                                                              -------     ------
  Cash used in investing activities.........................      (11)        (1)
                                                              -------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit..............................       --        370
  Proceeds from issuance of notes payable...................       --         75
  Repayments of notes payable...............................       --       (615)
  Proceeds from issuance of common stock....................      193         --
  Proceeds from issuance of Class A Preferred Stock.........       --      2,230
                                                              -------     ------
    Cash provided by financing activities...................      193      2,060
                                                              -------     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:.......   (1,326)     1,175
  Cash and cash equivalents at beginning of period..........    3,385        452
                                                              -------     ------
  Cash and cash equivalents at end of period................  $ 2,059     $1,627
                                                              =======     ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $     1     $  124
                                                              =======     ======
    Income taxes............................................  $   675     $    1
                                                              =======     ======
Supplemental disclosure of noncash investing and financing
 activities:
  Accounts payable converted into notes payable.............  $    --     $  243
  Liabilities converted into Class A Preferred Stock........       --        495
  Class A Preferred Stock converted into Common Stock.......      470         --
                                                              =======     ======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of July 31, 2000, and for the three months ended July 31, 2000, and 1999, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2000.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is based on the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of preferred stock (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation of net income (loss) per share if their effect is anti-dilutive. As of July 31, 2000, a total of 4,814,999 outstanding stock options and warrants, and 1,516,667 outstanding shares of Class A Convertible Preferred Stock have been excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. As of July 31, 1999, a total of approximately 5,864,047 outstanding stock options and warrants, and 1,830,000 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as their inclusion would be anti-dilutive.

    Contingently issued shares are included in the computation when the related conditions are satisfied. Accordingly, 3,130,435 shares of Common Stock were excluded from the net income (loss) per share calculation, as the issuance of this Common Stock is contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction, as described in the paragraph entitled "SALE OF DEPLETED ZINC BUSINESS." Eagle-Picher disputes our calculation and believes we should issue to it an additional 155,279 shares of Common Stock. We believe Eagle-Picher's calculation is in error and we are continuing discussions with representatives of Eagle-Picher to resolve this matter. These disputed shares have also been excluded from the earnings per share calculation, as they have not been issued.

    During the three month period ended July 31, 2000, we issued the following shares of Common Stock:

                                                               NUMBER OF COMMON
DESCRIPTION                                                      STOCK SHARES
-----------                                                   ------------------
Balance as of April 30, 2000................................      10,492,931
Exercise of employee stock options for cash.................         185,912
Conversion of Class A Preferred Stock.......................         313,333
Issuance for services.......................................           4,000
Shares issued from employee stock purchase plan.............           7,484
                                                                  ----------
Balance as of July 31, 2000.................................      11,003,660

                      ISONICS CORPORATION AND SUBSIDIARIES

INVENTORIES

    Inventories consist of (in thousands):

                                                         JULY 31, 2000    APRIL 30, 2000
                                                         --------------   ---------------
Finished goods.........................................       $221             $139
Work in progress.......................................        157              127
                                                              ----             ----
Total inventories......................................       $378             $266
                                                              ====             ====

RESTRUCTURING AND OFFICE CLOSURE COSTS

    On October 31, 1998, the Company announced a restructuring of its operations and relocation of its headquarters from San Jose, California to Golden, Colorado, the location of the Company's subsidiary, Interpro. As of July 31, 2000, the only significant restructuring cost remaining is the lease payments on the former San Jose office. This liability, net of sublease income, is estimated to be approximately $44,000, and will be paid over the next four years.

SIGNIFICANT CUSTOMERS

    At July 31, 2000, one customer accounted for 12.7% of total accounts receivable. The same customer accounted for approximately 20.6% of net revenues during the three months ended July 31, 2000. Two customers accounted for approximately 29% and 12% of net revenues during the three months ended
July 31, 1999.

SEGMENT INFORMATION (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Segment revenues:
  Isotope products..........................................   $2,036         $2,710
  Contract research and development services and other......       --            374
                                                               ------         ------
    Total...................................................   $2,036         $3,084

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Segment operating (loss) income:
  Isotope products..........................................   $ (993)        $ (303)
  Contract research and development services and other......       --            (90)
                                                               ------         ------
    Total...................................................   $ (993)        $ (393)

                                                         JULY 31, 2000    APRIL 30, 2000
                                                         --------------   ---------------
Identifiable Assets:
  Isotope products.....................................      $7,827           $8,711
    Contract research and development services and
      other............................................         888              822
                                                             ------           ------
    Total..............................................      $8,715           $9,533

                      ISONICS CORPORATION AND SUBSIDIARIES

    A summary of operations by geographic area is as follows:

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Net revenues:
  United States.............................................   $  528         $  844
  Germany...................................................    1,508          2,240
                                                               ------         ------
    Total...................................................   $2,036         $3,084

                                                                THREE MONTHS ENDED
                                                                     JULY 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Operating (loss) income:
  United States.............................................   $ (875)        $ (449)
  Germany...................................................     (118)            56
                                                               ------         ------
    Total...................................................   $ (993)        $ (393)

                                                         JULY 31, 2000    APRIL 30, 2000
                                                         --------------   ---------------
Identifiable Assets:
  United States........................................      $7,159           $8,117
  Germany..............................................       1,556            1,416
                                                             ------           ------
    Total..............................................      $8,715           $9,533

SALE OF DEPLETED ZINC BUSINESS

    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC. ("Eagle-Picher") for approximately $8.2 million, of which $6.7 million was paid on December 1, 1999. Additionally, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us in 2000 with 200 kilograms of silicon-28 to be used in research and development activities. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock. The warrants are contingent upon the delivery of silicon-28 by Eagle-Picher. As silicon-28 is delivered we will record the value of the silicon and the warrants proportionately (20,000 warrants per kilogram), at a value of $25.00 per gram. This is the price we most recently paid for silicon-28 from another supplier. Eagle-Picher exercised their warrant, under a net exercise provision in the warrant agreement and received 3,130,435 shares of Common Stock. Eagle-Picher disputes our calculation and believes we should issue to it an additional 155,279 shares of Common Stock. We believe Eagle-Picher's calculation is in error and we are continuing discussions with representatives of Eagle-Picher to resolve this matter.

    The balance of $1.5 million is payable in three annual installments of $500 thousand. These installments are contingent upon the performance of an unaffiliated supplier of depleted zinc whose contract with us was assigned to Eagle-Picher. We will recognize the contingent gain on a straight-line basis over the thirty-six month period, approximately $41,667 per month, as the supplier performs under the contract. Three months, or approximately $125,000, have been recognized in the quarter ended July 31, 2000.

                      ISONICS CORPORATION AND SUBSIDIARIES

REORGANIZATION OF INTERPRO SUBSIDIARY

    On May 1, 2000, we substantially reorganized one of our subsidiaries, Interpro, to focus on one specific application, the recovery and recycling of zinc metal from various sources, including galvanized steel scrap, electric arc furnace dust, and brass scrap. We chose this course of action for two reasons. First, we believe the market potential for this, and related processes, is significant. Second, the profound and lengthy slump in the mineral processing and mining industries has significantly eroded Interpro's historical customer base. We will continue to meet the demands of a few remaining customers through various sub-contractor relationships. We will also keep the physical infrastructure in place at our Golden, Colorado location if market conditions warrant a reentry into Interpro's historical markets. Currently, we are using a significant portion of this infrastructure in our zinc recovery and recycling project.

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

    Originally, our core business was the production and supply of depleted zinc, a non-radioactive stable isotope, to the energy industry. In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. The acquisition of Chemotrade GmbH ("Chemotrade") in 1998 added radioactive isotopes (or radioisotopes) to our available products. As a result of the sale of our depleted zinc business in December 1999, (as described in the paragraph entitled "SALE OF DEPLETED ZINC BUSINESS.") our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets.

    On May 1, 2000, we reorganized International Process Research Corporation ("Interpro", doing business as Colorado Minerals Research Institute). Previously Interpro was a contract research and development and materials processing company and is developing new, lower cost technologies to better meet our customers' needs. As a result of the reorganization, Interpro will focus on one specific application--the recovery and recycling of zinc metal from various sources.

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

    Prior to June 1998, substantially all of our net revenues in any particular period were attributable to a limited number of customers and sales of depleted zinc and other stable isotopes. We have historically operated with little backlog. With the acquisition of Chemotrade we added radioisotopes to our product

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
mix, and consistent with our historical experience, our quarterly results have been materially affected by the size, timing and quantity of orders and product shipments during a given quarter.

    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for approximately $8.2 million of which $6.7 million was paid on December 1, 1999. Additionally, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher will supply us with 200 kilograms of silicon-28 in 2000. Eagle-Picher has not supplied any portion of its obligations to date. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock. Eagle-Picher exercised their warrant, under a net exercise provision in the warrant agreement and received 3,130,435 shares of Common Stock. Eagle-Picher disputes our calculation and believes we should issue to it an additional 155,279 shares of Common Stock. We believe Eagle-Picher's calculation is in error and we are continuing discussions with representatives of Eagle-Picher to resolve this matter.

    As a result of the sale of the depleted zinc business, we have realized significantly lower revenues in the period since the completion of the sale, and we anticipate lower revenues in future quarters. Consequently, a lost or delayed sale of radioisotopes could have a significant impact on our operating results for a particular period, and any fluctuations could materially and adversely affect our business, financial condition and results of operations.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                                   THREE MONTHS
                                                                  ENDED JULY 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
Net revenues................................................   100.0%         100.0%
Cost of revenues............................................    74.8           77.8
                                                               -----          -----
  Gross margin..............................................    25.2           22.2
                                                               -----          -----
Operating expenses:
  Selling, general & administrative.........................    59.1           28.7
  Research & development....................................    14.9            4.1
  Restructuring & office closure............................      --            2.1
                                                               -----          -----
    Total operating expenses................................    74.0           34.9
                                                               -----          -----
Operating income (loss).....................................   (48.8)         (12.7)
                                                               -----          -----
Other income (expense) net..................................     7.5           (2.6)
                                                               -----          -----
Income (loss) before income taxes...........................   (41.3)         (15.3)
                                                               -----          -----
Income tax expense..........................................      --             --
                                                               -----          -----
NET INCOME (LOSS)...........................................   (41.3)%        (15.3)%
                                                               -----          -----

NET REVENUES

    As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, we expect that revenues will be decreased on an annual basis by approximately $6.0 million dollars.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
    Net revenues for the three months ended July 31, 2000, were $2,036 million, a decrease of approximately 34.0%, or $1,048 million, from $3.084 million for the same period in the prior fiscal year. The decrease is principally due to the reduction in net revenues from isotope product sales of approximately $0.674 million for the three months ended July 31, 2000, to approximately $2.036 million, from approximately $2.710 million in the comparable period of the prior year. This reduction is due to the lack of depleted zinc revenues after the sale of the depleted zinc business to Eagle-Picher, and the recent acquisition of a major customer by one of our competitors. Net revenues from contract research and development services decreased approximately $374 thousand for the three months ended July 31, 2000, to $0 thousand, because of our cessation of these activities at our subsidiary Interpro. Net revenues from isotope sales varied considerably from the same quarter in the prior fiscal year primarily because of timing of large radioisotope sales orders and shipments.

    We are engaging in research and development to diversify our business and to expand other lines of our business. We have also expanded our sales and marketing efforts. We are now seeking to identify and evaluate a variety of new stable isotope products and potential markets for economic and technical feasibility. We will continue to fund research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 2000, 1999, and 1998, research and development expenses were $1,224,000, $1,155,000, and $811,000, respectively. We cannot offer any assurance that our current or future lines of business and our research and development efforts will be profitable or generate significant revenues.

    We do not anticipate significant revenues from sales of silicon-28 based products in the fiscal year ended April 30, 2001. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in certain segments of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

GROSS MARGIN

    As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, we anticipate gross margin will be decreased on an annual basis by approximately $1.0 million dollars.

    Gross margin for the three months ended July 31, 2000, increased to approximately 25.2% of net revenues from approximately 22.2% for the same period in the prior fiscal year. The increase is primarily because of a change in product mix sold during the quarter as discussed above. We expect that gross margins will continue to fluctuate, as we are attempting to develop and market new products and increase the sales of our existing products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, our historical selling, general and administrative expenses will be decreased on an annual basis by approximately $100,000. We anticipate that our selling, general and administrative expenses will increase during the current fiscal year as we increase our sales and marketing efforts. As a percentage of revenues selling, general and administrative expenses should increase, as revenues (current fiscal year quarter to prior fiscal year quarter) will be significantly lower.

    Selling, general and administrative expenses increased $318 thousand or 35.9% to approximately $1.203 million, or approximately 59.1% of net revenues for the three months ended July 31, 2000, from

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$885 thousand, or 28.7% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended July 31, 2000, was primarily attributable to increased usage of professional services including legal, business development and accounting services, and increased salaries and headcount.

    We expect that our selling, general and administrative expenses will continue to fluctuate as we are attempting to develop and market new products and increase the sales of our existing products. While we are attempting to keep control over these expenses, we anticipate that we will not be able to reduce selling, general and administrative expenses in the near future. Our goal is to increase revenues so that selling, general and administrative expenses as a percentage of revenues will decrease over time.

RESEARCH AND DEVELOPMENT

    Research and development expenses will not be significantly affected by the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, because we had not spent significant funds on depleted zinc research and development in the last fiscal year, and did not have plans for any significant future research and development expenditures. However, as a percentage of revenues research and development expenses should increase, as revenues (current fiscal year quarter to prior fiscal year quarter) will be significantly lower.

    Research and development expenses increased approximately $177 thousand, or approximately 139.4%, to $304 thousand for the quarter ended July 31, 2000, from $127 thousand for the comparable period in fiscal 2000, while increasing on a percentage basis to approximately 14.9% of net revenues from approximately 4.1%. The dollar increase during the quarter ended July 31, 2000, was primarily because of research and development costs associated with the development of our zinc recovery and recycling project.

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

    On May 1, 2000, we substantially reorganized Interpro to focus on one specific application, the recovery and recycling of zinc metal from various sources including, galvanized steel scrap, electric arc furnace dust, and brass scrap. We chose this course of action for two reasons. First, we believe the market potential for this, and related processes, is significant. Second, the profound and lengthy slump in the mineral processing and mining industries has significantly eroded Interpro's historical customer base. We will continue to meet the demands of a few remaining customers through various sub-contractor relationships. We will also keep the physical infrastructure in place at our Golden location if market conditions warrant a reentry into Interpro's historical markets. Currently, we are using a significant portion of this infrastructure in our zinc recovery and recycling project.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESTRUCTURING AND OFFICE CLOSURE

    On October 31, 1998, we announced a restructuring of our operations and relocation of our headquarters to Golden, Colorado, the location of our subsidiary, Interpro. We recorded a $708 thousand charge in connection with the restructuring.

    As of July 31, 2000, the only significant restructuring cost remaining is the lease payments on the former San Jose, California office, which has been sublet for the remaining term of our lease. The net liability is estimated to be approximately $44,000, and will be incurred over the next four years. The $66 thousand expense in the three months ending July 31, 1999, was primarily related to moving costs incurred by two senior executives.

OTHER INCOME (EXPENSE), NET

    In 1999, other income (expense), net included interest income and expense, amortization of debt issuance costs and the fair value of warrants issued in connection with debt, and foreign currency gains and losses. As a result of the Eagle-Picher transaction we retired a significant portion of our outstanding debt such that we currently incur no material interest expense. Other income (expense), net increased by approximately $231,000, to $152,000, for the quarter ended July 31, 2000, from other (expense), net of approximately $(79,000), for the comparable period of the previous fiscal year. The increase is primarily attributable to foreign currency exchange gains of $69,000, the realization of $125,000 of contingency gains associated with the Eagle-Picher transaction, and interest income earned on our cash deposits. We also incurred a $48,000 expense related to the resolution of legal claims.

INCOME TAXES

    We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. While we recognized a taxable gain upon the sale of our depleted zinc product line, the tax expense incurred was offset by the expected recovery of such taxes due to the availability of net operating losses to offset the taxes paid. As a result, for the fiscal year ended April 30, 2000, our reported tax expense was limited to the taxes payable in Germany on the income of our Chemotrade subsidiary.

    The losses to be incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such we have provided a valuation allowance against the deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital and liquidity were significantly improved as a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999. However, our liquidity has been decreasing since then as is shown by the following table:

DATE                                                          WORKING CAPITAL
----                                                          ----------------
January 31, 2000............................................   $4.067 million
April 30, 2000..............................................   $3.754 million
July 31, 2000...............................................   $3.319 million

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    We expect that our working capital will continue to decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until, if ever, we are able to increase our revenues to exceed our cash out-flow. We cannot offer any assurance that we will be able to do so in the near term. We believe we have sufficient working capital for the current fiscal year, ending April 30, 2001, and into the next fiscal year.

    Our principal sources of funding have been cash from sales of lines of business, borrowed funds, and sales of preferred stock. We used cash in operating activities of approximately $1.508 million and $884,000, during the three months ended July 31, 2000, and 1999, respectively. Cash used in operating activities during the three months ended July 31, 2000 was principally the result of a net loss of approximately $884,000 and tax payments of $675,000. Cash used by operating activities during the three months ended July 31, 1999, was principally the result of a net loss of $473,000, and increases in accounts receivable, and inventory, offset by adjustments for non-cash items, primarily depreciation and amortization, and increases in accounts payable and accrued liabilities.

    Our investing activities used cash of $11 thousand, and $1 thousand for the three months ended July 31, 2000, and 1999, respectively, resulting from leasehold improvements and purchases of property and equipment.

    Financing activities generated cash of $193,000 and $2.060 million for the three months ended July 31, 2000, and 1999, respectively. Cash provided by financing activities during the three months ended July 31, 2000, resulted primarily from the exercise of employee stock options and proceeds from the sale of shares under our employee stock purchase program. Cash provided by financing activities during the three months ended July 31, 1999, resulted primarily from the issuance of $2.725 million in convertible preferred stock for cash, proceeds from net borrowings on the revolving line of credit of $370 thousand, and issuance of debt of $75 thousand, that were offset by repayments of debt of $615 thousand.

    At July 31, 2000, we had approximately $2.059 million of cash and cash equivalents, a decrease of approximately $1.326 million, compared to $3.385 million as of April 30, 2000. At July 31, 2000, we had positive working capital of approximately $3.319 million, a decrease of approximately $435,000, from April 30, 2000. The decrease is primarily the result of net losses incurred during the quarter ended July 31, 2000.

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

OPERATIONS IN RUSSIA, THE REPUBLIC OF UZBEKISTAN, AND THE REPUBLIC OF GEORGIA

    Operations in Russia, the Republic of Uzbekistan ("Uzbekistan"), and the Republic of Georgia ("Georgia") entail certain risks. Recently, the former republics of the Soviet Union including Uzbekistan and Georgia have experienced political, social and economic change as they obtained independence from the former central government in Moscow. Certain of the republics, including Russia, Uzbekistan, and Georgia, have attempted to transition from a central-controlled economy toward a market-based economy. These changes have involved, in certain cases, armed conflict. The political or economic instability in these republics may continue or even worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia, Uzbekistan, and Georgia. Accordingly, our operations could be materially adversely affected if hostilities in Russia, Uzbekistan, or Georgia should occur, if trade between Russia, Uzbekistan, or Georgia and the United States were interrupted, if political conditions in Russia, Uzbekistan, or Georgia disrupt transportation or processing concerning our goods, if laws or government policies concerning foreign business operations in Russia, Uzbekistan, or Georgia change substantially, or if tariffs are introduced.

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

DEPENDENCE ON KEY PERSONNEL

    Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; Robert Cuttriss, President of Interpro; and Herbert Hegener, Managing Director of Chemotrade. We maintain $1,000,000 of key man life insurance on the lives of Messrs. Alexander, Rubizhevsky and Cuttriss and all are covered by employment agreements extending through September 2001, 2001, and 2003, respectively (although the individuals may terminate these agreements prematurely, in their discretion). Mr. Hegener is covered by an employment agreement extending through the year 2001. We believe that our future success will depend in large part upon our ability to attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

POSSIBLE NEED FOR ADDITIONAL FINANCING

    We anticipate no need for additional financing in the next twelve months, but we do anticipate a need for a substantial amount of financing after our current fiscal year ending April 30, 2001. Factors that may lead to a need for additional financing include:

    - delays in Eagle-Picher's production of silicon and carbon isotopes from its plant in Oklahoma, and the resulting delays in their delivery of the isotopes to us under the terms of the supply agreement;

    - unanticipated expenses in developing our new products or in producing or marketing our existing products;

    - the necessity of having to protect and enforce our intellectual property rights;

    - technological and market developments; and

    - a corporate decision to expand our production capacity through capital investment or acquisition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NO ASSURANCE AS TO VALIDITY OF INTELLECTUAL PROPERTY RIGHTS

    We rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary and that are protected under the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology, or intellectual property.

    We currently have no patents in our own name and have not filed any patent applications. We have rights to several isotopically engineered innovations regarding electronic and optical materials that we believe may be patentable. Ongoing work in the area of isotope separation by chemical means may also lead to patentable inventions. In such cases, we intend to file patent applications for some of these modifications, improvements, and inventions and to protect others as trade secrets. There can be no assurance, however, that patents on such modifications, improvements or inventions will be issued or, if issued, that such patents or modifications and improvements protected as trade secrets will provide meaningful protection.

    Third parties may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights related to products or processes competitive with or similar to those of Isonics. We may not be aware of all patents potentially adverse to our interests that may have been issued to others and there can be no assurance that such patents do not exist or have not been filed or may not be filed or issued. If patents have been or are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses thereto or to develop or obtain alternate technology. There can be no assurance that such licenses, if required, would be available on commercially acceptable terms, if at all, or that we would be able to develop or obtain alternate technology, which would have a material adverse effect on our business.

    There can be no assurance that the validity of any of the patents licensed to, or that may in the future be owned by us would be upheld if challenged by others in litigation or that our products or technologies, even if covered by our patents, would not infringe patents owned by others. We could incur substantial costs in defending suits brought against us, or any of our licensors, for infringement, in suits by us against others for infringement, or in suits contesting the validity of a patent. Any such proceedings may be protracted. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patent by clear and convincing evidence. If the outcome of any such litigation were adverse to our interests, our business would be materially adversely affected.

    In certain instances, we may choose not to seek patent protection and may rely on trade secrets and other confidential know-how to protect our innovations. There can be no assurance that protectable trade secrets or know-how will be established, or if established, that they will remain protected or that others will not independently and lawfully develop similar or superior innovations. We require all employees to sign intellectual property assignment and non-disclosure agreements. In certain instances, we will enter into agreements with our employees pursuant to which the employee will be entitled to a small royalty with respect to products developed by Isonics based upon the employee's inventions. In addition, all directors, consultants and other parties to whom confidential information has been or will be disclosed have or will execute agreements containing confidentiality provisions. There can be no assurance, however, that any

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)
such intellectual property assignment agreements and confidentiality agreements will be complied with or will be enforceable.

COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE

    Within the United States, we believe there currently is no producer of a full range of stable enriched isotopes for commercial sale. The U.S. government produces isotopes, but primarily for research purposes. There can be no assurance that a third party will not contract with the U.S. government to acquire isotopes for commercial sale. Outside the United States, many countries and businesses produce stable and radioactive isotopes. Some of these businesses have substantially greater capital and other resources than do we.

    Further, it is possible that future technological developments may occur, and these developments may render our radioisotopes and stable isotopes obsolete or non-competitive.

    Rapidly changing technology and continuing process development characterize the market for our manufacturing services. We believe that our future success will depend in large part upon our ability to develop and market manufacturing services which meet changing customer needs, maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. We cannot guarantee that our process development efforts will be successful.

    In the future, we may face substantial competition, and we may not be able to compete successfully against present or future competitors.

ENVIRONMENTAL COMPLIANCE

    We are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during the manufacturing process. While we believe that we are in compliance with all environmental regulations, if we fail to comply with present and future regulations we could be subject to future liabilities or the suspension of production. In addition, these regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with governmental regulations. Historically, our costs of compliance with environmental regulations have not been material.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

    Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of August 29, 2000, approximately 8,743,903 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.

    A substantial portion of all of our restricted shares of Common Stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. This will permit the sale of registered shares of Common Stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. We are unable to estimate the amount, timing or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market may hurt the stock's market price.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
EFFECT OF OUTSTANDING SERIES A PREFERRED STOCK, OPTIONS, AND WARRANTS

    As of August 29, 2000, we had outstanding preferred stock convertible into and options and warrants to purchase an aggregate of 6,331,666 shares of Common Stock. As long as these shares of convertible preferred stock ("Series A Preferred Stock") remain outstanding and the options and warrants remain unexercised, the terms under which we could obtain additional capital may be adversely affected. Moreover, the holders of the Series A Preferred Stock, options and warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of our securities on terms more favorable than those provided by these securities.

                           PART II: OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    We filed a report on Form 8-K, describing our Class A Redeemable Warrant exchange, and Class B and Class C Redeemable Warrants dated August 21, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 15th day of September, 2000.

                                                       ISONICS CORPORATION
                                                       (Registrant)

                                                       By             /s/ JAMES E. ALEXANDER
                                                            -----------------------------------------
                                                                        James E. Alexander
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

                                                       By            /s/ BRANTLEY J. HALSTEAD
                                                            -----------------------------------------
                                                                       Brantley J. Halstead
                                                                CHIEF ACCOUNTING OFFICER AND CHIEF
                                                                        FINANCIAL OFFICER