Form 10QSB
period 2000-10-31
ISONICS CORP
filed 2000-12-20
CIK 1023966

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

                                 (303) 279-7900
                          (Issuer's telephone number)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes /X/  No / /

    The number of shares outstanding of the registrant's Common Stock, no par value, was 11,793,326 at December 13, 2000.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISONICS CORPORATION
                               TABLE OF CONTENTS
                                  FORM 10-QSB

Part I:                 Financial Information

                        Item 1:    Financial Statements

                                   Condensed Consolidated Balance Sheets as of October 31, 2000
                                     and April 30, 2000........................................      3

                                   Condensed Consolidated Statements of Operations for the
                                     Three and Six Month Periods Ended October 31, 2000 and
                                     1999......................................................      4

                                   Condensed Consolidated Statements of Cash Flows for the Six
                                     Month Periods Ended October 31, 2000 and 1999.............      5

                                   Notes to Condensed Consolidated Financial Statements........      6

                        Item 2:    Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations.................................     10

Part II:                Other Information

                        Item 2:    Changes in Securities.......................................     24

                        Item 6:    Exhibits and Reports on Form 8-K............................     24

Signatures.....................................................................................     25

PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS

                      ISONICS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              OCTOBER 31, 2000   APRIL 30, 2000
                                                              ----------------   --------------
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................      $ 1,082           $ 3,385
  Accounts receivable (Net of allowance of $308 and $119,
    respectively)...........................................          637             1,055
  Notes receivable..........................................          458               208
  Income taxes receivable...................................          426                --
  Inventories...............................................          280               266
  Prepaid expenses and other current assets.................           90               209
  Deferred income taxes, current............................           53               148
                                                                  -------           -------
    Total current assets....................................        3,026             5,271
                                                                  -------           -------
LONG-TERM ASSETS
  Property and equipment, net...............................          506               660
  Goodwill, net.............................................        2,977             3,062
  Notes receivable from shareholders........................                             17
  Deferred income taxes.....................................          492               492
  Other assets..............................................           32                31
                                                                  -------           -------
    Total long-term assets..................................        4,007             4,262
                                                                  -------           -------
TOTAL ASSETS................................................      $ 7,033           $ 9,533
                                                                  =======           =======

                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and line of credit..........................      $    17           $    20
  Accounts payable..........................................          534               533
  Accrued liabilities.......................................          744               591
  Income taxes payable......................................            6               373
                                                                  -------           -------
    Total current liabilities...............................        1,301             1,517
                                                                  -------           -------
SHAREHOLDERS' EQUITY:
  Class A Preferred Stock--no par value. 10,000,000 shares
    authorized; 1,180,333 shares issued and outstanding on
    October 31, 2000 and 1,830,000 shares issued and
    outstanding on April 30, 2000...........................        1,770             2,745
  Common stock--no par value. 20,000,000 shares authorized;
    11,455,826 shares issued and outstanding on October 31,
    2000 and 10,492,931 shares issued and outstanding on
    April 30, 2000..........................................        7,999             6,764
  Deferred compensation.....................................         (112)             (150)
  Accumulated deficit.......................................       (3,925)           (1,343)
                                                                  -------           -------
    Total shareholders' equity..............................        5,732             8,016
                                                                  -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $ 7,033           $ 9,533
                                                                  =======           =======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                THREE MONTHS           SIX MONTHS
                                                                    ENDED                 ENDED
                                                                 OCTOBER 31,           OCTOBER 31,
                                                             -------------------   -------------------
                                                               2000       1999       2000       1999
                                                             --------   --------   --------   --------
Net revenues...............................................  $ 1,955     $4,460    $ 3,991     $7,544
Cost of revenues...........................................    1,550      3,469      3,071      5,868
                                                             -------     ------    -------     ------
    Gross margin...........................................      405        991        920      1,676

Operating expenses:
  Selling, general and administrative......................    1,780        945      2,980      1,830
  Research and development.................................      412        205        716        332
  Restructuring and office closure.........................       --         --         --         66
                                                             -------     ------    -------     ------
    Total operating expenses...............................    2,192      1,150      3,696      2,228
                                                             -------     ------    -------     ------

Operating loss.............................................   (1,787)      (159)    (2,776)      (552)
                                                             -------     ------    -------     ------

Other income (expense):
  Foreign exchange.........................................      (57)        (4)        11         --
  Interest and other income................................      109        121        208        162
  Interest expense.........................................      (10)      (101)       (26)      (225)
                                                             -------     ------    -------     ------
    Total other income (expense), net......................      (42)        16        193        (63)
                                                             -------     ------    -------     ------
Loss before income taxes...................................   (1,745)      (143)    (2,583)      (615)
Income tax expense (benefit)...............................       (1)        --         --          1
                                                             -------     ------    -------     ------
NET LOSS...................................................  $(1,744)    $ (143)   $(2,583)    $ (616)
                                                             =======     ======    =======     ======
NET LOSS PER SHARE--BASIC AND DILUTED
Net loss per share.........................................  $ (0.21)    $(0.02)   $ (0.33)    $(0.09)
Shares used in computing per share information.............    8,112      6,608      7,878      6,608

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net cash (used in) operating activities.....................  $(2,495)   $(1,385)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (21)        --
                                                              -------    -------
    Cash used in investing activities.......................  $   (21)   $    --
                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit..............................       --       (298)
  Proceeds from issuance of notes payable...................       --         75
  Repayments of notes payable...............................       (3)      (781)
  Proceeds from issuance of common stock....................      216         --
  Proceeds from issuance of Class A Preferred Stock.........       --      2,250
                                                              -------    -------
    Cash provided by financing activities...................  $   213    $ 1,246
                                                              -------    -------

NET DECREASE IN CASH AND CASH EQUIVALENTS:..................   (2,303)      (139)
  Cash and cash equivalents at beginning of period..........    3,385        452
                                                              -------    -------
  Cash and cash equivalents at end of period................  $ 1,082    $   313
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $     1    $   186
                                                              =======    =======
    Income taxes............................................  $    --    $     1
                                                              =======    =======
Supplemental disclosure of noncash investing and financing
  activities:
  Accounts payable converted into notes payable.............  $    --    $   243
  Liabilities converted into Class A Preferred Stock........       --        495
  Issuance of warrants in conjunction with notes payable....       --        157
  Class A Preferred Stock converted into Common Stock.......      975         --
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of October 31, 2000, and for the three months and six months ended October 31, 2000, and 1999, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2000.

NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is based on the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon conversion of preferred stock (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation of net income (loss) per share if their effect is anti-dilutive. Accordingly, as of October 31, 2000, a total of approximately 4,921,646 outstanding stock options and warrants, and 1,180,333 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. Accordingly, as of October 31, 1999, a total of approximately 5,794,047 outstanding stock options and warrants, and 1,830,000 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted net income (loss) per share calculation, as their inclusion would be anti-dilutive.

    Contingently issued shares are included in the computation when the related conditions are satisfied. Accordingly, as of October 31, 2000, 3,130,435 shares of Common Stock were excluded from the net income (loss) per share calculation, as the issuance of this Common Stock is contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction, as described in the paragraph titled "SALE OF DEPLETED ZINC BUSINESS," under Management's Discussion and Analysis. Eagle-Picher disputes our calculation and believes we should issue to it an additional 155,279 shares of Common Stock. We believe Eagle-Picher's calculation is in error and we are continuing discussions with representatives of Eagle-Picher to resolve this matter. These disputed shares have also been excluded from the earnings per share calculation, as they have not been issued.

                      ISONICS CORPORATION AND SUBSIDIARIES

    During the six month period ended October 31, 2000, we issued the following shares of Common Stock:

                                                             NUMBER OF COMMON
DESCRIPTION                                                    STOCK SHARES
-----------                                                  ----------------
Balance as of April 30, 2000...............................     10,492,931
Exercise of options for cash...............................        185,912
Conversion of Class A Preferred Stock......................        313,333
Issuance for services......................................          4,000
ESPP issuances.............................................          7,484
                                                                ----------
Balance as of July 31, 2000................................     11,003,660
Exercise of options for cash...............................         16,500
Conversion of Class A Preferred Stock......................        336,334
Surrender of Warrants for Common Stock.....................         99,332
                                                                ----------

Balance as of October 31, 2000.............................     11,455,826

INVENTORIES

    Inventories consist of (in thousands):

                                                   OCTOBER 31, 2000   APRIL 30, 2000
                                                   ----------------   --------------
Finished goods...................................        $156              $139
Work in progress.................................         124               127
                                                         ----              ----
  Total inventories..............................        $280              $266

SIGNIFICANT CUSTOMERS

    At October 31, 2000, four customers accounted for 56.3% of total accounts receivable. These four customers, plus a fifth customer accounted for approximately 42.6% of net revenues during the three months ended October 31, 2000. These same five customers accounted for approximately 45.4% of net revenues during the six months ended October 31, 2000. A different customer accounted for approximately 17% of net revenues during the three months ended October 31, 1999, and the same customer accounted for approximately 10% of net revenues during the six months ended October 31, 1999.

                      ISONICS CORPORATION AND SUBSIDIARIES

SEGMENT INFORMATION (IN THOUSANDS)

                                                 THREE MONTHS           SIX MONTHS
                                                     ENDED                 ENDED
                                                  OCTOBER 31,           OCTOBER 31,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Segment revenues:
  Isotope products..........................   $1,955     $4,076     $3,991     $6,827
  Contract research and development services
    and other...............................       --        384         --        717
                                               ------     ------     ------     ------
    Total...................................   $1,955     $4,460     $3,991     $7,544

                                                 THREE MONTHS           SIX MONTHS
                                                     ENDED                 ENDED
                                                  OCTOBER 31,           OCTOBER 31,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Segment operating (loss) income:
  Isotope products..........................  $(1,787)    $ (28)    $(2,776)    $(329)
  Contract research and development services
    and other...............................       --      (131)         --      (223)
                                              -------     -----     -------     -----
    Total...................................  $(1,787)    $(159)    $(2,776)    $(552)

                                                              OCTOBER 31, 2000
                                                              ----------------
Total Assets:
  Isotope products..........................................       $6,190
  Contract research and development services and other......          843
                                                                   ------
    Total...................................................       $7,033

                      ISONICS CORPORATION AND SUBSIDIARIES

    A summary of operations by geographic area is as follows:

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                  OCTOBER 31,           OCTOBER 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Net revenues:
  United States.............................................   $  771     $1,895     $1,299     $2,805
  Germany...................................................    1,184      2,565      2,692      4,739
                                                               ------     ------     ------     ------
    Total...................................................   $1,955     $4,460     $3,991     $7,544

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                  OCTOBER 31,           OCTOBER 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Operating (loss) income:
  United States.............................................  $(1,766)    $(275)    $(2,637)    $(724)
  Germany...................................................      (21)      116        (139)      172
                                                              -------     -----     -------     -----
    Total...................................................  $(1,787)    $(159)    $(2,776)    $(552)

                                                              OCTOBER 31, 2000
                                                              ----------------
Total Assets:
  United States.............................................       $5,780
  Germany...................................................        1,253
                                                                   ------
    Total...................................................       $7,033

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

OVERVIEW

    Founded in 1992, Isonics Corporation ("Isonics" or the "Company") is a specialty chemical and advanced materials company, which develops and commercializes products based on enriched stable isotopes. Enriched stable isotopes are ultra pure materials engineered at the molecular level to provide enhanced performance properties in semiconductors, lasers and high performance lighting and energy production. Enriched stable isotopes are also widely used in basic research, pharmaceutical development and drug design, as well as in medical diagnostics and imaging. By replacing materials traditionally used in these industries with isotopically engineered versions of the same materials, product performance, safety, and economics can be enhanced significantly. Using state-of-the-art technology, we produce a wide range of enriched stable isotopes, which are then converted into products, which meet the specialized needs of our customers.

    Originally, our core business was the production and supply of depleted zinc, a non-radioactive stable isotope, to the energy industry. In fiscal 1996, we expanded our business scope to include development of isotopically engineered materials for the medical research, medical diagnostic and semiconductor industries. The acquisition of Chemotrade GmbH ("Chemotrade") in 1998 added radioactive isotopes (or radioisotopes) to our available products. As a result of the sale of our depleted zinc business in December 1999, (as described in the paragraph entitled "SALE OF DEPLETED ZINC BUSINESS,") our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets.

    On May 1, 2000, we reorganized International Process Research Corporation ("Interpro," doing business as Colorado Minerals Research Institute), as described in the paragraph, "REORGANIZATION OF INTERPRO SUBSIDIARY." Previously Interpro was a contract research and development and materials processing company and was developing new, lower cost technologies to better meet our then existing customers' needs. As a result of the reorganization, Interpro will focus on one specific application--the recovery and recycling of zinc metal from various sources. As discussed below, we are considering selling all or a portion of Interpro to a management group, however, this transaction is subject to definitive agreements that have not yet been negotiated, as well as other considerations.

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

SALE OF DEPLETED ZINC BUSINESS

    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for approximately $8.2 million, of which $6.7 million was paid on December 1, 1999. Subject to certain conditions three additional annual payments of $500,000 each are due on November 30, 2000, 2001 and 2002, representing the balance of $1.5 million. These installments are contingent upon the performance of an unaffiliated supplier of depleted zinc whose contract with us was assigned to Eagle-Picher.

    Eagle-Picher failed to make the first additional payment due November 30, 2000. We believe that the condition precedent has been met and that Eagle-Picher has no defense to its non-payment. We have demanded payment from Eagle-Picher, but Eagle-Picher has made an unacceptable counteroffer. Correspondence from Eagle-Picher indicated that it may be using the mandatory payment as leverage to renegotiate certain other portions of our agreements.

    We had intended to recognize a contingent gain, of $1.5 million, on a straight-line basis over the thirty-six month period (approximately $41,667 per month), as the aforementioned unaffiliated supplier performed under the contract. Three months, or approximately $125,000, have been recognized in the quarter ended October 31, 2000. Six months, or approximately $250,000, have been recognized in the six months ended October 31, 2000. We will cease recognizing any additional contingent gain until the dispute with Eagle-Picher has been resolved. We have not yet established a reserve for the $500,000 due on November 30, 2000, as we believe we will be able to resolve this dispute and collect the $500,000. If, however, the matter is not resolved by January 31, 2000, we will incur a charge of $500,000 to offset the contingent gain recognized since December 1999.

    Additionally, as of December 1, 1999, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher was to have supplied us by December 31, 2000, with 200 kilograms of silicon-28 to be used in research and development activities. We gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock, however, these warrants and the underlying shares, are contingent upon the delivery of silicon-28 by Eagle-Picher by December 31, 2000. As silicon-28 was to be delivered we intended to record the value of the silicon and the warrants proportionately (20,000 warrants per kilogram), at a value of $25.00 per gram. This is the price we most recently paid for silicon-28 from another supplier.

    In addition to its refusal to pay the aforementioned $500,000 due
November 30, 2000, Eagle-Picher has indicated its apparent inability to deliver 200 kilograms of silicon-28, meeting the specifications as set forth in our agreement, by December 31, 2000. We know that Eagle-Picher's silicon-28 production facility in Oklahoma has encountered certain technical difficulties, which Eagle-Picher refers to as a FORCE MAJEURE. We believe that Eagle-Picher's technical difficulties do not meet the definition of FORCE MAJEURE per our agreements, which would entitle Eagle-Picher to a delay in the delivery requirement.

    Eagle-Picher exercised their warrant, under a net exercise provision in the warrant agreement, and received 3,130,435 shares of our Common Stock, in March 2000. Eagle-Picher disputes our calculation and believes we should issue to it an additional 155,279 shares of Common Stock. We believe Eagle-Picher's calculation is in error. As Eagle-Picher is claiming FORCE MAJEURE, it believes it is entitled to retain its ownership to the 3,130,435 shares, as well as the disputed 155,279 shares of our Common Stock. We continue to dispute Eagle-Picher's calculations, and we also believe Eagle-Picher may have improperly exercised the Warrant because of its failure to execute the required subscription agreement. We are evaluating the ramifications of this apparent improper warrant exercise.

    Isonics has notified Eagle-Picher of its intention to pursue the dispute resolution mechanisms as set forth in the agreement with Eagle-Picher to address these and other related matters.

    As a result of Eagle-Picher's alleged breaches and defaults, we do not anticipate having the 200 kilograms of silicon-28 meeting the specifications set forth in the agreement, as promised by Eagle-Picher by December 31, 2000. We have other sources of supply for silicon-28 meeting the necessary specifications, although orders have not been placed. Without silicon-28 meeting our specifications our research and development activities will be hindered. Additionally, Eagle-Picher's failure to make the payment due on November 30, 2000, has caused our working capital to be significantly reduced, and we are seeking other means of financing our operations. On December 13, 2000, we entered into a financing agreement described in more detail in the paragraph titled, "LIQUIDITY AND CAPITAL RESOURCES."

    As a result of the sale of the depleted zinc business, we have realized significantly lower revenues in the period since the completion of the sale, and we anticipate lower revenues in future quarters. Consequently, a lost or delayed sale of stable or radioisotopes could have a significant impact on our operating results for a particular period, and any fluctuations could materially and adversely affect our business, financial condition and results of operations.

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

    We are presently considering alternatives for Interpro, and the zinc recovery business, because of its significant negative cash flow and the failure to attract any outside investors. Management estimates the negative cash flow directly attributable to the zinc recovery project to be approximately $100,000 per month. It is also Management's opinion that outside investors are reluctant to invest in the zinc recovery business as long as it is part of Isonics.

    These alternatives include selling a portion or all of the zinc recovery business to a management group that will assume the related assets, liabilities, and all subsequent expenses and costs of developing the zinc recovery business. The Board of Directors has received such an offer subject to the finalization of acceptable terms, the preparation of a "fairness opinion," and the possible submission of the matter to, and approval by, our Shareholders.

    In the quarter ended October 31, 2000, we recognized a $270,000 expense to remediate the Golden, Colorado facility we currently lease. This expense will be incurred prior to the expiration of our lease in June 2001. In the event that the zinc recovery business is sold, this would become the obligation of the management group proposing to buy the zinc recovery business.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                   THREE MONTHS                 SIX MONTHS
                                                      ENDED                       ENDED
                                                   OCTOBER 31,                  OCTOBER 31
                                              ----------------------      ----------------------
                                                2000          1999          2000          1999
                                              --------      --------      --------      --------
Net revenues................................   100.0%        100.0%        100.0%        100.0%
Cost of revenues............................    79.3          77.8          77.0          77.8
                                               -----         -----         -----         -----
  Gross margin..............................    20.7          22.2          23.0          22.2
                                               -----         -----         -----         -----
Operating expenses:
  Selling, general & Administrative.........    91.0          21.2          74.7          24.3
  Research & development....................    21.1           4.6          17.9           4.4
  Restructuring & office closure............      --            --            --           0.8
                                               -----         -----         -----         -----
    Total operating expenses................   112.1          25.8          92.6          29.5
                                               -----         -----         -----         -----
Operating income (loss).....................   (91.4)         (3.6)        (69.6)         (7.3)
                                               -----         -----         -----         -----
Other income (expense) net..................     2.1           0.4           4.9          (0.9)
                                               -----         -----         -----         -----
Income (loss) before income taxes...........   (89.3)         (3.2)        (64.7)         (8.2)
                                               -----         -----         -----         -----
Income tax expense (benefit)................    (0.1)           --            --            --
                                               -----         -----         -----         -----
NET INCOME (LOSS)...........................   (89.2)%        (3.2)%       (64.7)%        (8.2)%
                                               =====         =====         =====         =====

NET REVENUES

    Net revenues for the three months ended October 31, 2000, were $1.955 million, a decrease of approximately 56%, or $2.505 million, from $4.460 million for the same period in the prior fiscal year. The decrease is primarily because our net revenues from isotope product sales decreased approximately $2.121 million for the three months ended October 31, 2000, to approximately $1.955 million. This reduction is due to the lack of depleted zinc revenues after the sale of the depleted zinc business to Eagle-Picher, and the recent acquisition of a major customer by one of our competitors. Net revenues from contract research and development services sales decreased approximately $384,000 for the three months ended October 31, 2000, to $0, because of our cessation of these activities at our subsidiary Interpro.

    Net revenues for the six months ended October 31, 2000, were $3.991 million, a decrease of approximately 47%, from $7.544 million for the same period in the prior fiscal year. This reduction is due to the lack of depleted zinc revenues after the sale of the depleted zinc business to Eagle-Picher, and the recent acquisition of a major customer by one of our competitors. Net revenues from contract research and development services sales decreased approximately $717,000 for the six months ended October 31, 2000, to $0, because of our cessation of these activities at our subsidiary Interpro.

    Following the end of our fiscal quarter, we were adversely impacted by one customer's failure to pay approximately $218,000 in invoices due. Additionally, we had ordered, based on purchase orders placed by this customer, approximately $131,000 in product from our suppliers. We have taken the actions we believe appropriate to recover these obligations. We have been informed by the management of this customer that they are currently selling a portion of their business and intend to pay the amounts owed us with the proceeds from this sale. We believe if this customer does not honor its purchase orders we will be able to sell the inventory to other customers.

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

    Eagle-Picher has indicated its apparent inability to deliver 200 kilograms of silicon-28, meeting the specifications as set forth in our agreement, by December 31, 2000. If true, our silicon-28 development program may be significantly hindered and we will have to consider alternative suppliers of silicon-28. This may, at a minimum, delay any revenues from certain silicon-28 based products, such as bulk wafers. We believe we may still be able to generate significant revenues from silicon-28 based products in the future.

    We are engaging in research and development to diversify our business and to expand other lines of our business. We have also expanded our sales and marketing efforts. We are now seeking to identify and evaluate a variety of new stable isotope products and potential markets for economic and technical feasibility. We will continue to fund research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 2000, 1999, and 1998, research and development expenses were $1.224 million, $1.155 million, and $811,000, respectively. We cannot offer any assurance that our current or future lines of business and our research and development efforts will be profitable or generate significant revenues.

GROSS MARGIN

    As a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, we anticipate gross margin will be decreased on an annual basis by approximately $1.0 million dollars.

    Gross margin for the three months ended October 31, 2000, decreased to approximately 20.7% of net revenues from approximately 22.2% for the same period in the prior fiscal year. The decrease is primarily because of the lack of depleted zinc sales and sales to a lost customer that carried higher margins. Gross margin for the six months ended October 31, 2000, increased to approximately 23.0% of net revenues from approximately 22.2% for the same period in the prior fiscal year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

    We anticipate that our selling, general, and administrative expenses will increase during the current fiscal year as we increase our sales and marketing efforts in other product lines. As a percentage of revenues selling, general and administrative expenses should increase, as revenues (current fiscal year quarter to prior fiscal year quarter) will be significantly lower.

    Selling, general, and administrative expenses increased on a dollar basis to approximately $1.780 million, or approximately 91.0% of net revenues for the three months ended October 31, 1999, from $945,000, or 21.2% of net revenues in the comparable period of the prior year. The dollar increase for the quarter ended October 31, 2000, was primarily attributable to increased usage of professional services including legal, business development and accounting services, bad debt expense (as described above in the paragraph titled "NET REVENUES"), and remediation expenses related to our Golden facility, while the percentage increase was primarily caused by lower revenues as described above, as well as, higher levels of spending.

    In the quarter ended October 31, 2000, we recognized a $270,000 expense to remediate the Golden, Colorado facility we currently lease. This expense will be incurred prior to the expiration of our lease in June 2001. In the event that the zinc recovery business is sold this would become the obligation of the management group proposing to buy the zinc recovery business.

    Selling, general and administrative expenses increased on a dollar basis to approximately $2.980 million, or approximately 74.7% of net revenues for the six months ended October 31, 2000, from approximately $1.830 million, or approximately 24.3% of net revenues for the six months ended October 31, 1999. The dollar increase for the six months ended October 31, 2000, is primarily attributable to increased usage of professional services including legal, business development and accounting services, bad debt expense, and remediation expenses related to our Golden facility, while the percentage increase was primarily caused by lower revenues as described above, as well as, higher levels of spending.

    We expect that our selling, general and administrative expenses will continue to fluctuate as we are attempting to develop and market new products and increase the sales of our existing products. While we are attempting to keep control over these expenses, we anticipate that we will not be able to reduce selling, general, and administrative expenses in the near future. Our goal is to increase revenues so that selling, general, and administrative expenses as a percentage of revenues will decrease over time.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased by approximately $207,000, or approximately 101%, to $412,000 for the quarter ended October 31, 2000, from $205,000 for the comparable period in fiscal 1999, while increasing on a percentage basis to approximately 21.1% of net revenues from approximately 4.6%. The dollar increase during the quarter ended October 31, 2000, was primarily because of research and development costs associated with the development of our zinc recovery and recycling project. The percentage increase is primarily attributable to lower revenues as described above, as well as, higher levels of spending.

    Research and development expenses increased by approximately $384,000, or approximately 116%, to $716,000 for the six months ended October 31, 1999, from $332,000 for the comparable period in fiscal 1999, while increasing on a percentage basis to approximately 17.9% of net revenues from approximately 4.4%. The dollar increase during the six months ended October 31, 2000, was primarily because of research and development costs associated with the development of our zinc recovery and recycling project. The percentage increase is primarily attributable to lower revenues as described above, as well as, higher levels of spending.

    As described above in the paragraph titled "SALE OF DEPLETED ZINC BUSINESS," we signed a long-term isotope supply agreement with Eagle-Picher, under which Eagle-Picher will supply us with 200 kilograms of silicon-28 in 2000. The silicon-28 will be used to further development of our semiconductor materials business. We also gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock. The warrants are contingent upon the delivery of silicon-28 by Eagle-Picher. The anticipated value of the 200 kilograms is approximately $5,000,000. As we use the silicon-28 in our research and development activities, we will recognize an expense of approximately $25.00 per gram, as this is the price we most recently paid for silicon-28 from another supplier.

    As also described above we believe Eagle-Picher will not meet this obligation to deliver the 200 kilograms of silicon-28. If the delay is significant, or if Eagle-Picher's technology cannot produce silicon-28 meeting our requirements we will need to make other arrangements for our silicon-28 supply.

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

    As discussed above in the paragraph titled, "REORGANIZATION OF INTERPRO SUBSIDIARY," we are presently considering alternatives for Interpro, and the zinc recovery business, because of its significant negative cash flow and the failure to attract any outside investors. Management estimates the negative cash flow directly attributable to the zinc recovery project to be approximately $100,000 per month. It is also Management's opinion that outside investors are reluctant to invest in the zinc recovery business as long as it is part of Isonics.

    These alternatives include selling a portion or all of the zinc recovery business to a management group that will assume the related assets, liabilities, and all subsequent expenses and costs of developing the zinc recovery business. The Board of Directors has received such an offer subject to the finalization of acceptable terms, the preparation of a "fairness opinion", and the possible submission of the matter to, and approval by, our Shareholders. In the event that the zinc recovery business is sold, we will reduce our research and development expenses by $75,000 to $100,000 per month.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest expense, amortization of debt issuance costs and the fair value of warrants issued in connection with the debt, and foreign currency gains and losses. Other income (expense), net increased by approximately $58,000, to $42,000, for the quarter ended
October 31, 2000, from other income, net of approximately $16,000, for the comparable period of the previous fiscal year. The decrease in interest expense of approximately $91,000 was offset by an increase in foreign currency adjustment of $53,000 and a decrease in other income of approximately $12,000.

    Other income, net increased by approximately $256,000, to $193,000, for the six months ended October 31, 2000, from other (expense), net of approximately $63,000, for the comparable period of the previous fiscal year. The decrease in interest expense of approximately $199,000 was augmented by an increase in other income of approximately $45,000, and a foreign currency exchange gain of approximately $12,000.

    As described above, Eagle-Picher failed to make the first additional payment due November 30, 2000. We had intended to recognize a contingent gain, of $1.5 million, on a straight-line basis over the thirty-six month period (approximately $41,667 per month), as the aforementioned unaffiliated supplier performed under the contract. Three months, or approximately $125,000, have been recognized in the quarter ended October 31, 2000. Six months, or approximately $250,000, have been recognized in the six months ended October 31, 2000.

    We will cease recognizing any additional contingent gain until the dispute with Eagle-Picher has been resolved. We have not yet established a reserve for the $500,000 due on November 30, 2000, as we believe we will be able to resolve this dispute and collect the $500,000. If, however, the matter is not resolved by January 31, 2000, we will incur a charge of $500,000 to offset the contingent gain recognized since December 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital and liquidity were significantly improved as a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999. However, our liquidity has been decreasing since then as is shown by the following table:

DATE                                                          WORKING CAPITAL
----                                                          ---------------
January 31, 2000............................................  $4.067 million
April 30, 2000..............................................  $3.754 million
July 31, 2000...............................................  $3.319 million
October 31, 2000............................................  $1.725 million

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

    Our principal sources of funding have been cash from sales of lines of business, borrowed funds, and sales of preferred stock. We used cash in operating activities of approximately $2.495 million and $1.385 million during the three months ended October 31, 2000, and 1999, respectively. Cash used in operating activities during the six months ended October 31, 2000 was principally the result of a net loss of approximately $2.583 million. Cash used by operating activities during the three months ended October 31, 1999, was principally the result of a net loss of $1.744 million and increases in accounts receivable, and inventory, offset by adjustments for non-cash items, primarily depreciation and amortization, and increases in accounts payable and accrued liabilities.

    Our investing activities used cash of $21,000, and $0 for the three months ended October 31, 2000, and 1999, respectively, resulting from purchases of property and equipment.

    Financing activities generated cash of $213,000 and $1.246 million for the three months ended October 31, 2000, and 1999, respectively. Cash provided by financing activities during the three months ended October 31, 2000, resulted primarily from the exercise of employee stock options. Net repayments of debt of $3,000 were the primary use of cash in financing activities for the six months ended October 31, 2000. Cash provided by financing activities during the six months ended October 31, 1999, resulted primarily from the issuance of convertible preferred stock for cash of $2.250 million and proceeds from the issuance of long-term debt of $75,000. Net repayments on the revolving line of credit of $298,000 and repayments of debt of $781,000 were the primary uses of cash during the six-month period ended October 31, 1999.

    At October 31, 2000, we had approximately $1.082 million of cash and cash equivalents, a decrease of approximately $2.303 million, compared to $3.385 million as of April 30, 2000. At October 31, 2000 we has positive working capital of $1.725 million, a decrease of $2.029 million from April 30, 2000. The decrease is largely attributable to net loss of $2.583 for the same period.

    During the six months ended October 31, 1999, we issued approximately $2.745 million in convertible preferred stock. Cash proceeds totaled approximately $2.250 million and conversion of notes payable and other obligations to preferred stock totaled approximately $495,000. This convertible preferred stock placement is described in detail in the Form 8-K we filed on August 11, 1999.

    Two events, subsequent to the end of the quarter, significantly and adversely impacted our cash position. A customer has not paid approximately $218,000 in invoices due at the end of the quarter. This account receivable has been fully reserved as of October 31, 2000. We have taken actions we believe appropriate to recover this obligation. In addition we have ordered $131,000 of product based on purchase orders placed by this customer. We have been informed by the management of this customer that they are currently selling a portion of their business and intend to pay the amounts owed us with the proceeds from this sale. We believe if this customer does not honor its purchase orders we will be able to sell the inventory to other customers.

    The second adverse event subsequent to the end of the quarter was Eagle-Picher's failure to make the $500,000 annual installment due November 30, 2000. We have not reserved this amount at this time, as we believe we will collect this amount including accrued interest in the near future.

    One event, subsequent to the end of the quarter, significantly and positively impacted our cash position. In a private placement with approximately ten accredited investors we sold 337,500 units consisting of one share of our Common Stock and two Class B Warrants for $675,000 ($2.00 per unit). This transaction was completed on December 13, 2000.

    If the zinc recovery business is sold, as discussed in the paragraph titled, "REORGANIZATION OF INTERPRO SUBSIDIARY," we will reduce our cash outflow by approximately $100,000 per month. We will also eliminate certain current liabilities totaling between $500,000 and $750,000, which will improve our working capital position.

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

COLLECTION OF ACCOUNTS AND NOTES RECEIVABLE

    We have been adversely impacted by a customer's failure to pay $218,000 due to us. Additionally, Eagle-Picher has also failed to make the annual installment payment of $500,000 due November 30, 2000. We have temporarily resolved this problem by completing a private placement of our equity and reallocating other resources, but we could be adversely impacted if we are unable to collect these obligations due us.

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

MANAGEMENT OF GROWTH

    We have experienced periods of rapid growth that have placed a significant strain on our financial and managerial resources. Our ability to manage growth effectively, particularly given our increasing scope of operations, will require us to continue to implement and improve our management, operational, and financial information systems, as well as to develop the management skills of our personnel and to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our business, financial condition, and results of operations.

DEPENDENCE ON KEY PERSONNEL

    Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; Robert Cuttriss, President of Interpro; and Herbert Hegener, Managing Director of Chemotrade. We maintain $1,000,000 of key man life insurance on the lives of Messrs. Alexander, Rubizhevsky and Cuttriss and all are covered by employment agreements extending through September 2001, 2001, and 2003, respectively (although the individuals may terminate these agreements prematurely, in their discretion). Mr. Hegener is covered by an employment agreement extending through the year 2001. We believe that our future success will depend in large part upon our ability to attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition, and results of operations.

POSSIBLE NEED FOR ADDITIONAL FINANCING

    We had anticipated no need for additional financing in the current fiscal year, but had anticipated a need for a substantial amount of financing after our current fiscal year ending April 30, 2001. Factors that we believed would lead to a need for additional financing include:

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

    The first factor, relating to Eagle-Picher has become a reality. In addition, Eagle-Picher failed to make the first $500,000 annual installment due us on November 30, 2000. We have also had a customer fail to pay approximately $218,000 due us. These events have resulted in a significant decrease in our working capital position. On December 13, 2000, we sold 337,500 units consisting of one share of our

Common Stock and two Class B warrants for $650,000 to a group of accredited investors. We believe these additional funds will be sufficient until the monies owed to us by Eagle-Picher and the aforementioned customer who has failed to pay invoices due, are collected ($500,000 and $218,000, respectively).

NO ASSURANCE AS TO VALIDITY OF INTELLECTUAL PROPERTY RIGHTS

    We rely primarily on a combination of trade secrets, confidentiality procedures, and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary and that are protected under the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology, or intellectual property.

    We currently have no patents in our own name and have not filed any patent applications. We have rights to several isotopically engineered innovations regarding electronic and optical materials that we believe may be patentable. Ongoing work in the area of isotope separation by chemical means may also lead to patentable inventions. In such cases, we intend to file patent applications for some of these modifications, improvements, and inventions and to protect others as trade secrets. There can be no assurance, however, that patents on such modifications, improvements, or inventions will be issued or, if issued, that such patents or modifications and improvements protected as trade secrets will provide meaningful protection.

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

    In certain instances, we may choose not to seek patent protection and may rely on trade secrets and other confidential know-how to protect our innovations. There can be no assurance that protectable trade secrets or know-how will be established, or if established, that they will remain protected or that others will not independently and lawfully develop similar or superior innovations. We require all employees to sign intellectual property assignment and non-disclosure agreements. In certain instances, we will enter into agreements with our employees pursuant to which the employee will be entitled to a small royalty with respect to products developed by Isonics based upon the employee's inventions. In addition, all directors, consultants and other parties to whom confidential information has been or will be disclosed have or will execute agreements containing confidentiality provisions. There can be no assurance, however, that any such intellectual property assignment agreements and confidentiality agreements will be complied with or will be enforceable.

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

ENVIRONMENTAL COMPLIANCE

    We are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during the manufacturing process. While we believe that we are in compliance with all environmental regulations, if we fail to comply with present and future regulations we could be subject to future liabilities or the suspension of production. In addition, these regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with governmental regulations. Historically, our costs of compliance with environmental regulations have not been material. In the quarter ended October 31, 2000, we recognized a $270,000 expense to remediate the Golden, Colorado facility we currently lease. This expense will be incurred prior to the expiration of our lease in June 2001.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

    Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of December 10, 2000, approximately 8,252,486 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.

    A substantial portion of all of our restricted shares of Common Stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. This will permit the sale of registered shares of Common Stock in the open market or in privately negotiated transactions without compliance with the requirements of Rule 144. We are unable to estimate the amount, timing, or nature of future sales of outstanding Common Stock. Sales of substantial amounts of our Common Stock in the public market may hurt the stock's market price.

EFFECT OF OUTSTANDING SERIES A PREFERRED STOCK, OPTIONS, AND WARRANTS

    As of December 13, 2000, we had outstanding Series A Convertible Preferred Stock convertible into, and options and warrants to purchase, an aggregate of 6,751,979 shares of Common Stock. As long as these shares of Series A Convertible Preferred Stock remain outstanding, and the options and warrants remain unexercised, the terms under which we could obtain additional capital may be adversely affected. Moreover, the holders of the Series A Convertible Preferred Stock, options and warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of our securities on terms more favorable than those provided by these securities.

LACK OF AUTHORIZED CAPITAL

    As a result of the December 13, 2000, completion of a private placement to a group of accredited investors, we issued a total of 337,500 shares of our Common Stock and 650,000 Class B warrants. Additionally, if all of the 650,000 Class B warrants are exercised we will issue an additional 650,000 Class C warrants. This private placement increases our shares of Common Stock outstanding to 11,793,326.

    As described above, we also have 1,180,333 shares of Series A Convertible Preferred Stock outstanding, options outstanding totaling 1,107,852, and warrants outstanding of 4,488,794. Additionally, we have reserved Common Stock shares for 1,485,000 upon the possible conversion of Class C warrants (none of which are currently outstanding), 796,779 shares are reserved for our Employee Stock Option Plans, and 178,793 shares of Common Stock are reserved for our Employee Stock Purchase Plan. The total of these outstanding shares of Common Stock, convertible and exercisable into Common Stock equity instruments, and reserved shares of Common Stock is 21,030,877. This exceeds our authorized capital of 20,000,000 by 1,030,877 shares of Common Stock.

    Since our authorized Common Stock is only 20,000,000 shares, we will not be able to issue those additional shares and we may become liable for our inability to issue shares as we have committed to do. We intend to propose an amendment to our Articles of Incorporation to increase our authorized capital as a special meeting of shareholders, which we expect to hold in March or April 2001. However, there can be no assurance that we will be able to obtain approval of an increase in our authorized capitalization from our shareholders at the meeting when held. Until then, and thereafter, if the shareholders do not approve the increase we are potentially liable for our inability to issue all shares as committed.

                           PART II: OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES

    In a private placement, under Rule 144 of the 1934 Securities Act, with approximately ten accredited investors we sold 337,500 units consisting of one share of our Common Stock and two Class B Warrants (exercisable at $1.50 per warrant) for $675,000 ($2.00 per unit). This transaction was completed on December 13, 2000. The proceeds of this private placement will be for working capital purposes. There was no underwriter involved with this offering. The units were offered pursuant to the exemption from registration contained in
Section 4(2) and Section 4(6) of the Securities Act of 1933, and Rule 506 thereunder. We will undertake to register these shares and warrants under the Securities Act of 1933.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended October 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 20th day of December, 2000.

                                                       ISONICS CORPORATION
                                                       (REGISTRANT)

                                                       By:            /s/ JAMES E. ALEXANDER
                                                            -----------------------------------------
                                                                        James E. Alexander
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

                                                       By:           /s/ BRANTLEY J. HALSTEAD
                                                            -----------------------------------------
                                                                       Brantley J. Halstead
                                                                   CHIEF ACCOUNTING OFFICER AND
                                                                     CHIEF FINANCIAL OFFICER