Form 10QSB
period 2001-01-31
ISONICS CORP
filed 2001-03-16
CIK 1023966

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

    The number of shares outstanding of the registrant's Common Stock, no par value, was 8,961,288 at February 26, 2001.

    Transitional Small Business Disclosure Format (check one): Yes / / No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISONICS CORPORATION
                               TABLE OF CONTENTS
                                  FORM 10-QSB

Part I:   Financial Information

          Item 1:  Financial Statements

                   Condensed Consolidated Balance Sheets as of January 31, 2001
                     and April 30, 2000........................................      3

                   Condensed Consolidated Statements of Operations for the
                     Three and Nine Month Periods Ended January 31, 2001 and
                     2000......................................................      5

                   Condensed Consolidated Statements of Cash Flows for the Nine
                     Month Periods Ended January 31, 2001 and 2000.............      6

                   Notes to Condensed Consolidated Financial Statements........      7

          Item 2:  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     11

Part II:  Other Information

          Item 2:  Changes in Securities.......................................     25

          Item 6:  Exhibits and Reports on Form 8-K............................     25

Signatures.....................................................................     26

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

                      ISONICS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 (UNAUDITED)
                                                              JANUARY 31, 2001    APRIL 30, 2000
                                                              -----------------   ---------------
CURRENT ASSETS:
  Cash and cash equivalents.................................       $  741             $3,385
  Accounts receivable (Net of allowance of $287 and $119,
    respectively)...........................................        1,231              1,055
  Notes receivable..........................................           --                208
  Income taxes receivable...................................          566                 --
  Inventories...............................................           83                266
  Prepaid expenses and other current assets.................           84                209
  Deferred income taxes, current............................          419                148
                                                                   ------             ------
    Total current assets....................................        3,124              5,271
                                                                   ------             ------
LONG-TERM ASSETS
  Property and equipment, net...............................          216                660
  Goodwill, net.............................................        2,935              3,062
  Notes receivable from shareholders........................           --                 17
  Deferred income taxes.....................................           --                492
  Other assets..............................................          164                 31
                                                                   ------             ------
    Total long-term assets..................................        3,315              4,262
                                                                   ------             ------
TOTAL ASSETS................................................       $6,439             $9,533
                                                                   ======             ======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 (UNAUDITED)
                                                              JANUARY 31, 2001    APRIL 30, 2000
                                                              -----------------   ---------------
CURRENT LIABILITIES:
  Notes payable and line of credit..........................       $    18            $    20
  Accounts payable..........................................           730                533
  Accrued liabilities.......................................           769                591
  Income taxes payable......................................             6                373
                                                                   -------            -------
    Total current liabilities...............................         1,523              1,517
                                                                   -------            -------
SHAREHOLDERS' EQUITY:
  Class A Preferred Stock--no par value. 10,000,000 shares
    authorized; 980,333 shares issued and outstanding on
    January 31, 2001 and 1,830,000 shares issued and
    outstanding on April 30, 2000...........................         1,471              2,745
  Common stock--no par value. 20,000,000 shares authorized;
    12,075,056 shares issued and outstanding on January 31,
    2001 and 10,492,931 shares issued and outstanding on
    April 30, 2000..........................................         9,113              6,764
  Deferred compensation.....................................           (93)              (150)
  Accumulated deficit.......................................        (5,575)            (1,343)
                                                                   -------            -------
    Total shareholders' equity..............................         4,916              8,016
                                                                   -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $ 6,439            $ 9,533
                                                                   =======            =======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              JANUARY 31,             JANUARY 31,
                                                         ----------------------   -------------------
                                                           2001          2000       2001       2000
                                                         --------      --------   --------   --------
Net revenues...........................................  $ 2,332       $ 3,571    $ 6,323    $11,115
Cost of revenues.......................................    2,040         2,924      5,112      8,792
                                                         -------       -------    -------    -------
    Gross margin.......................................      292           647      1,211      2,323
Operating expenses:
  Selling, general and administrative..................      985         1,284      3,968      3,117
  Research and development.............................      301           587      1,018        919
  Restructuring and office closure.....................      (11)           (3)       (11)        60
                                                         -------       -------    -------    -------
    Total operating expenses...........................    1,275         1,868      4,975      4,096
                                                         -------       -------    -------    -------
Operating loss.........................................     (983)       (1,221)    (3,764)    (1,773)
                                                         -------       -------    -------    -------
Other income (expense):
  Foreign exchange.....................................       75           (64)        87        (64)
  Interest expense.....................................       (3)         (100)       (29)      (325)
  Gain (loss) on sale of depleted zinc business........     (458)        5,255       (208)     5,255
  Interest income and other, net.......................     (276)          (66)      (318)        96
                                                         -------       -------    -------    -------
    Total other income (expense), net..................     (662)        5,025       (468)     4,962
                                                         -------       -------    -------    -------
Loss before income taxes...............................   (1,645)        3,804     (4,232)     3,189
Income tax expense (benefit)...........................       --           470         --        471
                                                         -------       -------    -------    -------
NET INCOME (LOSS)......................................  $(1,645)      $ 3,334    $(4,232)   $ 2,718
                                                         =======       =======    =======    =======
NET INCOME (LOSS) PER SHARE--BASIC
Net income (loss) per share............................  $ (0.19)      $  0.50    $ (0.52)   $   .41
Shares used in computing per share information.........    8,559         6,615      8,098      6,610
NET INCOME (LOSS) PER SHARE--DILUTED
Net income (loss) per share............................  $ (0.19)      $  0.34    $ (0.52)   $  0.31
Shares used in computing per share information.........    8,559         9,770      8,098      8,906

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net cash used in operating activities.......................  $(3,505)   $(2,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of depleted zinc business............................               6,730
  Purchases of property and equipment.......................      (35)       (20)
                                                              -------    -------
    Cash provided by (used in) investing activities.........  $   (35)   $ 6,710
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit..............................       --       (513)
  Proceeds from issuance of notes payable...................       --         75
  Repayments of notes payable...............................       (3)    (1,494)
  Proceeds from issuance of common stock....................      899         --
  Proceeds from issuance of Class A Preferred Stock.........       --      2,250
                                                              -------    -------
    Cash provided by financing activities...................  $   896    $   318
                                                              -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:.......   (2,644)     4,124
  Cash and cash equivalents at beginning of period..........    3,385        452
                                                              -------    -------
  Cash and cash equivalents at end of period................  $   741    $ 4,576
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $     1    $   252
                                                              =======    =======
    Income taxes............................................  $    --    $    53
                                                              =======    =======
Supplemental disclosure of noncash investing and financing
  activities:
  Accounts payable converted into notes payable.............  $    --    $   243
  Liabilities converted into Class A Preferred Stock........       --        495
  Issuance of warrants in conjunction with notes payable....       --        245
  Class A Preferred Stock converted into Common Stock.......    1,275         --
  Common Stock issued for patent rights.....................      131         --
  Retirement of Common Stock by shareholders to pay off
    subscriptions...........................................                 275

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries (the "Company" or "Isonics") as of January 31, 2001, and for the three months and nine months ended January 31, 2001, and 2000, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2000.

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

    As of January 31, 2001, a total of 5,742,947 outstanding stock options and warrants, and 980,333 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. As of January 31, 2000, a total of approximately 1,513,000 outstanding stock options and warrants were excluded from the diluted net income (loss) per share calculation, as their inclusion would have been anti-dilutive. Also, as of January 31, 2000, an additional 4,000,000 warrants were excluded from the calculation, as the issuance of these warrants was contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction, as described in the paragraph titled "SALE OF DEPLETED ZINC BUSINESS--DISPUTES WITH EAGLE-PICHER," under "MANAGEMENT'S DISCUSSION AND ANALYSIS."

    Contingently issued shares are included in the computation when the related conditions are satisfied. Accordingly, as of January 31, 2001, 3,130,435 shares of Common Stock were excluded from the net income (loss) per share calculation, as the issuance of this Common Stock is contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction, as described in the paragraph titled "SALE OF DEPLETED ZINC BUSINESS--DISPUTES WITH EAGLE-PICHER," under "MANAGEMENT'S DISCUSSION AND ANALYSIS."

                      ISONICS CORPORATION AND SUBSIDIARIES

    During the nine month period ended January 31, 2001, we issued the following shares of Common Stock:

DESCRIPTION                                        NUMBER OF COMMON STOCK SHARES
-----------                                        -----------------------------
Balance as of April 30, 2000.....................            10,492,931
Exercise of options for cash.....................               185,912
Conversion of Class A Preferred Stock............               313,333
Issuance for services............................                 4,000
ESPP issuances...................................                 7,484
                                                             ----------
Balance as of July 31, 2000......................            11,003,660
Exercise of options for cash.....................                16,500
Conversion of Class A Preferred Stock............               336,334
Surrender of Warrants for Common Stock...........                99,332
                                                             ----------
Balance as of October 31, 2000...................            11,455,826
Issuance for patent rights.......................                75,000
Private placement for cash.......................               337,500
Conversion of Class A Preferred Stock............               200,000
ESPP issuances...................................                 6,730
                                                             ----------
Balance as of January 31, 2001...................            12,075,056

    On February 20, 2001, we canceled the 3,130,435 shares of Common Stock issued to Eagle-Picher as described in the paragraph titled "SALE OF DEPLETED ZINC BUSINESS--DISPUTES WITH EAGLE-PICHER," under "MANAGEMENT'S DISCUSSION AND ANALYSIS." As of February 26, 2001, we had 8,961,288 shares of our Common Stock outstanding.

INVENTORIES

    Inventories consist of (in thousands):

                                                   JANUARY 31, 2001    APRIL 30, 2000
                                                   -----------------   ---------------
Finished goods...................................         $83               $139
Work in progress.................................          --                127
    Total inventories............................         $83               $266

SIGNIFICANT CUSTOMERS

    At January 31, 2001, five customers accounted for 85.6% of total net accounts receivable. Three of these customers accounted for approximately 40.1% of net revenues during the three months ended January 31, 2001. These same three customers, plus two others, accounted for approximately 40.7% of net revenues during the nine months ended January 31, 2001. A different customer accounted for approximately 17% of net revenues during the three months ended January 31, 2000, and the same customer accounted for approximately 10% of net revenues during the nine months ended January 31, 2000.

                      ISONICS CORPORATION AND SUBSIDIARIES

SEGMENT INFORMATION (IN THOUSANDS)

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                JANUARY 31,             JANUARY 31,
                                                           ----------------------   -------------------
                                                             2001          2000       2001       2000
                                                           --------      --------   --------   --------
Segment revenues:
  Isotope products.......................................   $2,332        $3,271     $6,323    $10,098
  Contract research and development services and other...       --           300         --      1,017
                                                            ------        ------     ------    -------
    Total................................................   $2,332        $3,571     $6,323    $11,115

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                JANUARY 31,             JANUARY 31,
                                                           ----------------------   -------------------
                                                             2001          2000       2001       2000
                                                           --------      --------   --------   --------
Segment operating (loss) income:
  Isotope products.......................................   $(983)       $(1,058)   $(3,764)   $(1,387)
  Contract research and development services and other...      --           (163)        --       (386)
                                                            -----        -------    -------    -------
    Total................................................   $(983)       $(1,221)   $(3,764)   $(1,773)

                                                              JANUARY 31, 2001
                                                              -----------------
Total Assets:
  Isotope products..........................................       $6,209
  Contract research and development services and other......          230
                                                                   ------
    Total...................................................       $6,439

    A summary of operations by geographic area is as follows:

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                JANUARY 31,             JANUARY 31,
                                                           ----------------------   -------------------
                                                             2001          2000       2001       2000
                                                           --------      --------   --------   --------
Net revenues:
  United States..........................................   $  648        $1,098     $1,947    $ 3,904
  Germany................................................    1,684         2,473      4,376      7,211
                                                            ------        ------     ------    -------
    Total................................................   $2,332        $3,571     $6,323    $11,115

                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                JANUARY 31,             JANUARY 31,
                                                           ----------------------   -------------------
                                                             2001          2000       2001       2000
                                                           --------      --------   --------   --------
Operating (loss) income:
  United States..........................................   $(920)       $(1,258)   $(3,639)   $(1,982)
  Germany................................................     (63)            37       (125)       209
                                                            -----        -------    -------    -------
    Total................................................   $(983)       $(1,221)   $(3,764)   $(1,773)

                                                              JANUARY 31, 2001
                                                              -----------------
Total Assets:
  United States.............................................       $4,746
  Germany...................................................        1,693
                                                                   ------
    Total...................................................       $6,439

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

    As a result of the sale of our depleted zinc business in December 1999, (as described in the paragraph titled "SALE OF DEPLETED ZINC BUSINESS--DISPUTES WITH EAGLE-PICHER,") our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets. Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter.

    On May 1, 2000, we reorganized our other wholly-owned subsidiary, International Process Research Corporation ("Interpro," doing business as Colorado Minerals Research Institute), and on February 1, 2001, we sold Interpro to a management group (as described in the paragraph titled "REORGANIZATION AND SUBSEQUENT SALE OF INTERPRO SUBSIDIARY."

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REORGANIZATION AND SUBSEQUENT SALE OF INTERPRO SUBSIDIARY

    On May 1, 2000, we substantially reorganized one of our subsidiaries, Interpro, to focus on the recovery and recycling of zinc metal from various sources, including galvanized steel scrap, electric arc furnace dust, and brass scrap. We chose this course of action for two reasons. First, we believed the market potential for this, and related processes, was significant. Second, the profound and lengthy slump in the mineral processing and mining industries significantly eroded Interpro's historical customer base. We continued to meet the demands of a few remaining customers through various sub-contractor relationships. We also kept the physical infrastructure in place at our Golden, Colorado location in case the market conditions warranted a reentry into Interpro's historical markets. We used a significant portion of this infrastructure in our zinc recovery and recycling project.

    On February 1, 2001, we sold Interpro to a management group. The management group consists of Dr. Robert H. Cuttriss, formerly president of the subsidiary, James E. Alexander, president, chief executive officer, and chairman of the board of directors of Isonics Corporation, and Boris Rubizhevsky, senior vice president and director of Isonics Corporation. The entity buying Interpro is Interpro Zinc, LLC. Each of the three aforementioned individuals owns 25% of Interpro Zinc, LLC. Isonics Corporation owns the remaining 25%. Each individual has pledged $100,000 initially to continue the development of the zinc recovery technology. Interpro Zinc LLC has informed us that they will be actively seeking further investment to continue their development and commercialization efforts.

    We have signed a cooperation agreement with Interpro Zinc, LLC to continue leasing office, laboratory, and storage space at our current location. This agreement expires December 31, 2001. We anticipate relocating to another facility, possibly in the Denver area, later this calendar year. At this time we cannot determine what effect, if any, this will have on our operations.

    In January 2001, we acquired certain patent rights related to the recovery and recycling of zinc processes from three unaffiliated parties. A total of 75,000 shares of our Common Stock were issued. We recognized these patent rights at a value of $131,000. These patent rights were transferred to Interpro Zinc, LLC on February 1, 2001.

    The sale of our Interpro subsidiary resulted in a gain of $59,000, representing the net liabilities at the date of disposition. We believe our cash outflow will be reduced by approximately $100,000 per month as Interpro Zinc, LLC has assumed all liabilities and obligations associated with our former subsidiary. Interpro Zinc, LLC has also assumed Dr. Cuttriss' employment agreement that extended through September 2003.

SALE OF DEPLETED ZINC BUSINESS--DISPUTES WITH EAGLE-PICHER

    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for approximately $8.2 million, of which $6.7 million was paid on December 1, 1999. Subject to certain conditions three additional payments of $500,000 each are due on November 30, 2000, 2001, and 2002, representing the balance of $1.5 million. These installments are contingent upon the performance of an unaffiliated supplier of depleted zinc whose contract with us was assigned to Eagle-Picher.

    Eagle-Picher failed to make the first additional payment due November 30, 2000. We believe that the unaffiliated supplier performed as required, and that Eagle-Picher has no cause for its non-payment. We have demanded payment from Eagle-Picher, but Eagle-Picher made an unacceptable counteroffer. Correspondence from Eagle-Picher indicates that it is likely using the mandatory payment as leverage to renegotiate certain other portions of our agreements as described in detail below.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    We had intended to recognize a contingent gain, of $1.5 million, on a straight-line basis over the thirty-six month period (approximately $41,667 per month), as the aforementioned unaffiliated supplier performed under the contract. A total of $458,000 of the contingent gain had been recognized at the time of Eagle-Picher's default, of which $250,000 had been recognized in the nine months ended January 31, 2001. We ceased recognizing any additional contingent gain, effective November 1, 2000, because of the ongoing dispute with Eagle-Picher. During the quarter ended January 31, 2001, we established a reserve for the notes receivable and gain recognized to date, as we now believe that we will not favorably resolve this dispute in the near future.

    Additionally, as of December 1, 1999, we signed a long-term isotope supply agreement with Eagle-Picher, and Eagle-Picher was to have supplied us by December 31, 2000, with 200 kilograms of silicon-28 to be used in research and development activities. We gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock, however, these warrants and the underlying shares, were contingent upon the delivery of silicon-28 by Eagle-Picher by December 31, 2000. As silicon-28 was to be delivered we intended to record the value of the silicon and the warrants proportionately (20,000 warrants per kilogram), at a value of $25.00 per gram. This is the price we most recently paid for silicon-28 from another supplier.

    In addition to its refusal to pay the aforementioned $500,000 due
November 30, 2000, Eagle-Picher did not deliver 200 kilograms of silicon-28, meeting the specifications as set forth in our agreement, by December 31, 2000. We know that Eagle-Picher's silicon-28 production facility in Oklahoma has encountered certain technical difficulties, which Eagle-Picher refers to as a FORCE MAJEURE. We believe that Eagle-Picher's technical difficulties do not meet the definition of FORCE MAJEURE per our agreements, which would entitle Eagle-Picher to a delay in the delivery requirement.

    Eagle-Picher exercised its warrant, under a net exercise provision in the warrant agreement, and received 3,130,435 shares of our Common Stock, in March 2000. Eagle-Picher disputed our calculation and believed we should have issued to it an additional 155,279 shares of Common Stock. We believed Eagle-Picher's calculation to have been in error. As Eagle-Picher is claiming FORCE MAJEURE, it believes it is entitled to retain its ownership to the 3,130,435 shares, as well as the disputed 155,279 shares of our Common Stock. We continue to dispute Eagle-Picher's calculations, and we also believe Eagle-Picher may have improperly exercised the Warrant because of its failure to execute the required subscription agreement. On January 26, 2001, our Board of Directors authorized us to cancel Eagle-Picher's common stock shares and return those shares to the "authorized, unissued" category. We cancelled the shares on February 20, 2001.

    On February 8, 2001, Eagle-Picher informed us that they would be seeking damages, in excess of $10,000,000, for alleged misrepresentations regarding the status of the depleted zinc business at the time of the sale. We believe these allegations to be groundless, and we believe we made full and complete disclosure to Eagle-Picher at the time of the sale.

    We notified Eagle-Picher of our intention to pursue the dispute resolution process as set forth in the agreement with Eagle-Picher to address these and other related matters in December 2000. The dispute resolution process consists of three phases. The first phase is negotiations between designated members of senior management of the two companies. Several meetings were held in December 2000 and January 2001. No resolution was forthcoming.

    The second phase is mediation. Eagle-Picher notified us of its desire to mediate this dispute on January 18, 2001. A mediation session was held on January 26, 2001. Again, no resolution was forthcoming. The third phase is binding arbitration. As of March 14, 2001, neither party had formally

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) requested binding arbitration, however, it is likely that we or Eagle-Picher will do so in the near future. An arbitration hearing would then be scheduled for later this year. We have been informed by our legal counsel that it will likely take a minimum of four-to-six months to complete the arbitration phase, but that the time period could be significantly longer.

    As a result of Eagle-Picher's alleged breaches and defaults, we do not anticipate having the 200 kilograms of silicon-28 meeting the specifications set forth in the agreement, as promised by Eagle-Picher. We have other sources of supply for silicon-28 meeting the necessary specifications, although orders have not been placed. Without silicon-28 meeting our specifications our research and development activities will be hindered. Additionally, Eagle-Picher's failure to make the payment due on November 30, 2000, has caused our working capital to be significantly reduced, and we are seeking other means of financing our operations. On December 13, 2000, we entered into a financing agreement described in more detail in the paragraph titled, "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS

    As a result of the sale of the depleted zinc business, we have realized significantly lower revenues in the period since the completion of the sale, and we anticipate lower revenues in future quarters consistent with our revenues over the past three quarters. Consequently, a lost or delayed sale of stable or radioisotopes could have a significant impact on our operating results for a particular period, and any fluctuations could materially and adversely affect our business, financial condition and results of operations. The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                                THREE MONTHS                   NINE MONTHS
                                                                    ENDED                         ENDED
                                                                 JANUARY 31,                   JANUARY 31
                                                           -----------------------       -----------------------
                                                             2001           2000           2001           2000
                                                           --------       --------       --------       --------
Net revenues.............................................   100.0%         100.0%         100.0%         100.0%
Cost of revenues.........................................    87.5           81.9           80.8           79.1
                                                            -----          -----          -----          -----
  Gross margin...........................................    12.5           18.1           19.2           20.9
                                                            -----          -----          -----          -----
Operating expenses:
  Selling, general & Administrative......................    42.2           36.0           62.7           28.0
  Research & development.................................    12.9           16.4           16.1            8.3
  Restructuring & office closure.........................    (0.5)          (0.1)          (0.2)           0.5
                                                            -----          -----          -----          -----
    Total operating expenses.............................    54.6           52.3           78.6           36.8
                                                            -----          -----          -----          -----
Operating income (loss)..................................   (42.1)         (34.2)         (59.5)         (15.9)
                                                            -----          -----          -----          -----
Other income (expense) net...............................   (28.4)         140.7           (7.4)          44.6
                                                            -----          -----          -----          -----
Income (loss) before income taxes........................   (70.5)         106.5          (66.9)          28.7
                                                            -----          -----          -----          -----
Income tax expense (benefit).............................      --           13.2             --            4.2
                                                            -----          -----          -----          -----
NET INCOME (LOSS)........................................   (70.5)%         93.3%         (66.9)%         24.5%
                                                            =====          =====          =====          =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET REVENUES

    Net revenues for the three months ended January 31, 2001, were $2.332 million, a decrease of approximately 35%, or $1.239 million, from $3.571 million for the same period in the prior fiscal year. The decrease is primarily because our net revenues from isotope product sales decreased approximately $939,000 for the three months ended January 31, 2001, to approximately $2.332 million. This reduction is primarily because of the lack of depleted zinc revenues after the sale of the depleted zinc business to Eagle-Picher, and the recent acquisition of a major customer by one of our competitors. Net revenues from contract research and development services sales decreased approximately $300,000 for the three months ended January 31, 2001, to $0, because of our cessation of these activities at our subsidiary Interpro.

    Net revenues for the nine months ended January 31, 2001, were $6.323 million, a decrease of approximately 43%, from $11.115 million for the same period in the prior fiscal year. The decrease is primarily because our net revenues from isotope product sales decreased approximately $3.775 million for the nine months ended January 31, 2001, to approximately $6.323 million. This reduction is primarily because of the lack of depleted zinc revenues after the sale of the depleted zinc business to Eagle-Picher, and the recent acquisition of a major customer by one of our competitors. Net revenues from contract research and development services sales decreased approximately $1.017 million for the nine months ended January 31, 2001, to $0, because of our cessation of these activities at our subsidiary Interpro.

    Depleted zinc revenues from fiscal year 1999, our last full fiscal year with depleted zinc product sales were approximately $6.0 million. Through the six months ended October 31, 1999, the last time period for which these numbers were calculated, we had depleted zinc revenues of approximately $2.6 million.

    As previously disclosed in our Form 10-QSB for the quarter ended
October 31, 2000, we were adversely impacted by one customer's failure to pay approximately $218,000 in invoices due. Additionally, we had ordered, based on purchase orders placed by this customer, approximately $131,000 in product from our suppliers. We have taken the actions we believe appropriate to recover these obligations. The management of this customer has informed us that they are currently attempting to sell a portion of their business and intend to pay the amounts owed us with the proceeds from this sale. However, as of March 7, 2001, no resolution was forthcoming. We reserved $218,000 for the invoices due. We have not accepted any orders from this customer in the quarter ended
January 31, 2001. Revenues recognized from this customer during the first six months of this fiscal year were approximately $300,000.

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

    We have significantly expanded our production capacity for oxygen-18 over the past two years by recycling water enriched with oxygen-18. We have temporarily ceased our water recycling program because of logistics problems encountered with shipping the water back to our producer in Russia. We will continue to collect recycled water until the situation is resolved, and we do not anticipate any

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) reduction in production volumes or sales at this time as our producers have been able to compensate for the lack of recycled water. However, we have taken a charge of approximately $136,000 for the recycled water we are currently holding in the United States in case the aforementioned logistical problems cannot be overcome, as we currently have no alternative use for the recycled water other than in the production of water enriched with oxygen-18.

    The sale of our subsidiary, Interpro, effective February 1, 2001, will not adversely affect revenues as we had ceased all revenue producing activities at Interpro effective May 1, 2001, as described above in the paragraph titled, "REORGANIZATION AND SUBSEQUENT SALE OF INTERPRO SUBSIDIARY."

    We are engaging in research and development to diversify our business and to expand other lines of our business. We have also expanded our sales and marketing efforts including the hiring of additional sales staff. We are now seeking to identify and evaluate a variety of new stable isotope products and potential markets for economic and technical feasibility. We will continue to fund research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 2000, 1999, and 1998, research and development expenses were $1.224 million, $1.155 million, and $811,000, respectively. For the nine months ended January 31, 2001, research and development expenses were $1.018 million. We cannot offer any assurance that our current or future lines of business and our research and development efforts will be profitable or generate significant revenues.

GROSS MARGIN

    Gross margin for the three months ended January 31, 2001, decreased to approximately 12.5% of net revenues from approximately 18.1% for the same period in the prior fiscal year. The percentage decrease is primarily because of the sales to a lost customer that carried higher margins, and the charge taken for recycled water as described above. Gross margin for the nine months ended January 31, 2001, decreased to approximately 19.2% of net revenues from approximately 20.9% for the same period in the prior fiscal year. We anticipate the dollar impact on gross margin as a result of the sale of the depleted zinc business will be approximately $1.0 million on an annual basis.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

    We anticipate that our selling, general, and administrative expenses will increase during the current fiscal year as we increase our sales and marketing efforts in other product lines, specifically radioisotopes. As a percentage of revenues selling, general and administrative expenses should increase, as revenues (current fiscal year quarter to prior fiscal year quarter) are expected to be significantly lower.

    Selling, general, and administrative expenses decreased on a dollar basis to approximately $985,000, or approximately 42.2% of net revenues for the three months ended January 31, 2001, from $1.284 million or 36.0% of net revenues in the comparable period of the prior year. The dollar decrease for the quarter ended January 31, 2001, was primarily attributable to decreased usage of professional services including legal, business development and accounting services, lower bad debt expense in the quarter, while the percentage increase was primarily caused by lower revenues as described above in the paragraph titled "NET REVENUES."

    In the quarter ended October 31, 2000, we recognized a $270,000 expense to remediate the Golden, Colorado facility we currently lease. This expense will be incurred prior to the expiration of

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) our lease in June 2002. As described above, the lease and this liability were assumed by the buyers of Interpro effective February 1, 2001.

    Selling, general and administrative expenses increased on a dollar basis to approximately $3.968 million, or approximately 62.7% of net revenues for the nine months ended January 31, 2001, from approximately $3.117 million, or approximately 28.0% of net revenues for the nine months ended January 31, 2000. The dollar increase for the nine months ended January 31, 2001, is primarily attributable to increased usage, year-to-date, of professional services including legal, business development and accounting services, increased bad debt expense in the first two fiscal quarters, and remediation expenses related to our Golden facility, while the percentage increase was primarily caused by lower revenues as described above, as well as, higher levels of spending.

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

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased by approximately $286,000, or approximately 49%, to $301,000 for the quarter ended January 31, 2001, from $587,000 for the comparable period in fiscal 2000, while decreasing on a percentage basis of approximately 12.9% of net revenues from approximately 16.4%. The dollar decrease during the quarter ended January 31, 2001, was primarily because of research and development costs associated with the development of our silicon-28 products were lower by approximately $234,000. The percentage decrease is primarily attributable to lower research and development expenses, which more than offset the lower revenues as, described above.

    Research and development expenses increased by approximately $99,000, or approximately 11%, to $1.018 million for the nine months ended January 31, 2001, from $919,000 for the comparable period in fiscal 2000, while increasing on a percentage basis to approximately 16.1% of net revenues from approximately 8.3%. The dollar increase during the nine months ended January 31, 2001, was primarily because of research and development costs associated with the development of our zinc recovery and recycling project, which more than offset the decrease in silicon-28 product development expenses. The percentage increase is primarily attributable to lower revenues as described above, as well as, higher levels of spending.

    Our silicon-28 product development efforts have been significantly and adversely impacted by the events described above in the paragraph titled "SALE OF DEPLETED ZINC BUSINESS--DISPUTES WITH EAGLE-PICHER." However, we believe that the development and introduction of new product applications is critical to our future success and we expect that research and development expenses may increase assuming sufficient cash remains available, but will likely continue to vary as a percentage of revenues because of the timing and amount of future revenues.

    Since May 1, 2000, the resources of our subsidiary, Interpro, have been focused on the recovery and recycling of zinc metal from various sources including, galvanized steel scrap, electric arc furnace dust, and brass scrap. As discussed above in the paragraph titled, "REORGANIZATION AND SUBSEQUENT SALE OF INTERPRO SUBSIDIARY," on February 1, 2001, we sold Interpro in a management buyout.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest expense, amortization of debt issuance costs, the fair value of warrants issued in connection with the debt, gains or losses on the sale of lines of business, write-down of certain depreciable assets, and foreign currency gains and losses. Other (expense), net decreased by approximately $5.687 million to ($662,000), for the quarter ended January 31, 2001, from other income, net of approximately $5.025 million for the comparable period of the previous fiscal year. The decrease in interest expense of approximately $97,000, and a gain in foreign currency adjustment of $139,000, were offset by charges totaling $458,000 related to the contingent gain recognized on sale of the depletes zinc business to Eagle-Picher ($250,000 of contingent gain had been recognized in the current fiscal year, and an additional $208,000 charge was incurred to write-off the note receivable balance as of April 30, 2000.) This note receivable resulted from $208,000 in contingent gain recognized in the prior fiscal year. The other major factor was the gain of $5.255 million ($5.172 million upon the sale and $83,000 in the months of December 1999 and January 2000) recognized in the quarter ended January 31, 2000, related to the sale of our depleted zinc business to Eagle-Picher. Based on an evaluation of our subsidiary Interpro's physical assets conducted in conjunction with the sale of Interpro, we incurred a charge of approximately $289,000 in the current fiscal quarter.

    Other income (expense), net decreased by approximately $5.430 million to ($468,000), for the nine months ended January 31, 2001, from other income, net of approximately $4.962 million for the comparable period of the previous fiscal year. The decrease in interest expense of approximately $296,000 was augmented by a foreign currency exchange gain of approximately $151,000. These increases in other income were offset by a decrease of approximately $5.713 million, caused by the charge related to the Eagle-Picher in the current quarter and the gain, as described above, related to the sale of the depleted zinc business to Eagle-Picher in the prior fiscal year. Please refer to the paragraph titled "SALE OF DEPLETED ZINC BUSINESS--DISPUTES WITH EAGLE-PICHER."

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

    The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such we have provided a valuation allowance against the deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital and liquidity were significantly improved as a result of the sale of the depleted zinc business to Eagle-Picher on December 1, 1999. However, our liquidity has been decreasing since then as is shown by the following table:

DATE                                                           WORKING CAPITAL
----                                                          -----------------
January 31, 2000............................................  $  4.067 million
April 30, 2000..............................................  $  3.754 million
July 31, 2000...............................................  $  3.319 million
October 31, 2000............................................  $  1.725 million
January 31, 2001............................................  $  1.601 million

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

    Our principal sources of funding have been cash from sales of lines of business, borrowed funds, and sales of preferred stock. We used cash in operating activities of approximately $3.505 million and $2.904 million during the three months ended January 31, 2001, and 2000, respectively. Cash used in operating activities during the nine months ended January 31, 2001, and 2000, was principally the result of a net loss of approximately $4.232 million and a net loss of approximately $2.718 million for the same period of the prior fiscal year, combined with increases in accounts receivable, and inventory, offset by adjustments for non-cash items, primarily depreciation and amortization, and increases in accounts payable and accrued liabilities.

    Our investing activities used cash of $35,000, and provided cash of approximately $6.710 million for the nine months ended January 31, 2001, and 2000, resulting from the purchase of fixed assets and sale of the depleted zinc business to Eagle-Picher, respectively.

    Financing activities generated cash of $896,000 and $318,000 for the nine months ended January 31, 2001, and 2000, respectively. Cash provided by financing activities during the nine months ended January 31, 2001, resulted primarily from the issuance of units, comprised of one share of Common Stock bundled with two Class B Warrants for cash of $675,000. Cash provided by financing activities during the nine months ended January 31, 2000, resulted primarily from the issuance of convertible preferred stock for cash of $2.250 million, and proceeds from the issuance of long-term debt of $75,000. Net repayments on the revolving line of credit of $513,000 and repayments of debt of $1.494 million were the primary uses of cash during the nine-month period ended January 31, 2000.

    At January 31, 2001, we had approximately $741,000 of cash and cash equivalents, a decrease of approximately $2.645 million, compared to $3.385 million as of April 30, 2000. At January 31, 2001 we had positive working capital of $1.095 million, a decrease of $2.972 million from April 30, 2000. The decrease is largely attributable to net loss of $4.232 million for the same period.

    At January 31, 2000, we had approximately $4.576 million of cash and cash equivalents, an increase of approximately $4.124 million compared to $452,000 as of April 30, 1999. At January 31, 2000 we had positive working capital of approximately $4.067 million, an increase of approximately $6.384 million from negative working capital of approximately $2.317 million April 30, 1999. The increase is primarily the result of proceeds from the issuance of preferred stock in July 1999 and the Eagle-Picher transaction.

    Two recent events, significantly and adversely impacted our cash position at January 31, 2001. We still have not collected approximately $218,000 in receivables from a single customer that we had provided for in the quarter ended October 31, 2000. We have taken actions we believe appropriate to recover this obligation. In addition, we ordered $131,000 of specialized product based on purchase orders placed by this customer. We have fully reserved for this inventory in the quarter ended January 31, 2001, as we do not believe there are alternative customers for this product. We have been informed by the management of this customer that they are currently selling a portion of their business and intend to pay the amounts owed us with the proceeds from this sale.

    The second recent adverse event was Eagle-Picher's failure to make the annual installment payment of $500,000 due November 30, 2000, related to the sale of our depleted zinc business. As

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) described above, we have reserved this amount, as we believe we will not collect this amount in the near future.

    One event, during the quarter, significantly and positively impacted our cash position. In a private placement with approximately ten accredited investors we sold 337,500 units consisting of one share of our Common Stock and two Class B Warrants for $675,000 ($2.00 per unit). This transaction was completed on December 13, 2000.

    As discussed in the paragraph titled, "REORGANIZATION AND SUBSEQUENT SALE OF INTERPRO SUBSIDIARY," we have reduced our cash outflow by approximately $100,000 per month as a result of the sale effective February 1, 2001. We have also eliminated liabilities, which will improve our working capital position.

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

COLLECTION OF ACCOUNTS AND NOTES RECEIVABLE

    We have been adversely impacted by a customer's failure to pay $218,000 due to us in the previous fiscal quarter. Additionally, Eagle-Picher has also failed to make the annual installment payment of $500,000 due November 30, 2000. We have temporarily resolved this problem by completing a private placement of our equity and reallocating other resources, but we could be adversely impacted if we are unable to collect these obligations due us. As of February 26, 2001, we have not collected any funds from our delinquent customer, nor have we collected the monies due us from Eagle-Picher. At this time, we do not anticipate a favorable resolution to either collection issue.

OPERATIONS IN RUSSIA, THE REPUBLIC OF UZBEKISTAN, AND THE REPUBLIC OF GEORGIA

    Operations in Russia, the Republic of Uzbekistan ("Uzbekistan"), and the Republic of Georgia ("Georgia") entail certain risks. Recently, the former republics of the Soviet Union including Uzbekistan and Georgia have experienced political, social and economic change as they obtained independence from the former central government in Moscow. Certain of the republics, including Russia, Uzbekistan, and Georgia, have attempted to transition from a central-controlled economy toward a market-based economy. These changes have involved, in certain cases, armed conflict. The political or economic instability in these republics may continue or even worsen. The supply of stable isotopes could be directly affected by political, economic and military conditions in Russia, Uzbekistan, and Georgia. Accordingly, our operations could be materially adversely affected if hostilities in Russia, Uzbekistan, or Georgia should occur, if trade between Russia, Uzbekistan, or Georgia and the United States were interrupted, if political conditions in Russia, Uzbekistan, or Georgia disrupt transportation

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) or processing concerning our goods, if laws or government policies concerning foreign business operations in Russia, Uzbekistan, or Georgia change substantially, or if tariffs are introduced.

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

    While our goal is to diversify our customer base, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues for the foreseeable future. Significant reductions in sales to any of our large customers have had and may in the future have a material adverse effect on us. We cannot guarantee that present or future customers will not terminate their arrangements with us or significantly change, reduce or delay the amount of products ordered from us. A termination of a customer/vendor relationship or change, reduction or delay in orders could harm us.

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

FACTORS AFFECTING OPERATING RESULTS; VARIABILITY OF ORDERS

    Following the sale of our depleted zinc business, our primary risk is our reliance on products that have to date not produced significant revenues. We operate with little backlog and a significant portion of our net revenues have been, and we believe will continue to be, derived from a limited number of orders that are processed and shipped in the same quarter in which the orders are received. These orders are primarily for radioisotopes. The timing of such orders and their fulfillment has caused, and is likely to continue to cause, material fluctuations in our operating results. Our expense levels are relatively fixed, and as has been the case in prior quarters, these costs will affect our operating results for future periods.

MANAGEMENT OF GROWTH

    In the past we have experienced periods of rapid growth that have placed a significant strain on our financial and managerial resources. Our ability to manage growth in the event of an increase in the scope of our operations in the future will likely require us to implement and/or improve our management, operational, and financial information systems, as well as, to develop the management skills of our personnel and to train, motivate, and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
DEPENDENCE ON KEY PERSONNEL

    Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; and Herbert Hegener, Managing Director of Chemotrade. We maintain $1,000,000 of key man life insurance on the lives of Messrs. Alexander and Rubizhevsky and both are covered by employment agreements extending through September 2001, (although either individual may terminate their agreement prematurely, in their discretion). Mr. Hegener is covered by an employment agreement extending through the year 2001. We believe that our future success will depend in large part upon our ability to attract and retain qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition, and results of operations.

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

    The first factor, relating to Eagle-Picher has become a reality. In addition, Eagle-Picher failed to make the first $500,000 annual installment due us on November 30, 2000. We have also had a customer fail to pay approximately $218,000 due us. These events have resulted in a significant decrease in our working capital position. On December 13, 2000, we sold 337,500 units consisting of one share of our Common Stock and two Class B warrants for $675,000 to a group of accredited investors. Additionally, on March 2, 2001, we received a refund of approximately $490,000, related to our fiscal year 2000 federal income taxes. However, we believe these additional funds will not be sufficient until the monies owed to us by Eagle-Picher and the aforementioned customer who has failed to pay invoices due, are collected ($500,000 and $218,000, respectively). Therefore, we will likely have to raise additional capital in the near future. However, if we do need to raise additional capital, there is no assurance that we will be able to obtain it through a private placement or otherwise.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LACK OF ADEQUATE AUTHORIZED CAPITAL STOCK

    As a result of the December 13, 2000, completion of a private placement to a group of accredited investors, we issued a total of 337,500 shares of our Common Stock and 675,000 Class B Warrants. Additionally, if all of the 675,000 Class B Warrants are exercised, we will issue an additional 675,000 Class C Warrants. This private placement increased our shares of Common Stock outstanding, as of February 16 2001, to 12,091,723. Furthermore, if the bid price for our Common Stock does not maintain an average bid price of at least $2.00 per share following the effective date of the registration statement registering these securities, we may be obligated to issue up to an additional 112,500 shares of Common Stock and 225,000 Class B Warrants. The registrations statement, on
Form SB-2 was filed on March 5, 2001. However, as of March 14, 2001, the registration statement had not been declared effective.

    On February 20, 2001, we canceled 3,130,435 Common Stock shares we had previously issued to Eagle-Picher. (SEE "SALE OF DEPLETED ZINC
BUSINESS--DISPUTES WITH EAGLE-PICHER"). As of February 21, 2001, the number of shares of Common Stock outstanding was 8,961,288.

    We also have 963,666 shares of Series A Convertible Preferred Stock outstanding, options outstanding of 1,107,852, and warrants outstanding of 4,635,095 (this includes 675,000 restricted Class B Warrants.) Additionally, we have reserved Common Stock shares as follows: 1,485,000 upon the possible conversion of Class C warrants (none of which are currently outstanding), 796,779 shares reserved for our Employee Stock Option Plans, and 172,063 shares of Common Stock reserved for our Employee Stock Purchase Plan. The total of these outstanding shares of Common Stock, equity instruments convertible and exercisable into Common Stock, and reserved shares of Common Stock is 18,121,743, which leaves only 1,878,257 shares of our Common Stock remaining authorized, unissued, and unreserved. Our board of directors does not believe that this total of authorized, unissued, and unreserved shares is adequate to implement our long-term business strategies, and may also inhibit our ability to raise additional capital. Therefore, the board of directors intends to propose a substantial increase in our authorized capital for consideration by our shareholders at our next shareholders' meeting tentatively scheduled for either September or October 2001. However, there can be no assurance that we will be able to obtain approval of an increase in our authorized capitalization from our shareholders at the meeting when held.

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

    We currently have no patents in our own name and have not filed any patent applications. We have rights to several isotopically engineered innovations regarding electronic and optical materials that we believe may be patentable. Ongoing work in the area of isotope separation by chemical means may also lead to patentable inventions. In such cases, we intend to file patent applications for some of these

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) modifications, improvements, and inventions and to protect others as trade secrets. There can be no assurance, however, that patents on such modifications, improvements, or inventions will be issued or, if issued, that such patents or modifications and improvements protected as trade secrets will provide meaningful protection.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Rapidly changing technology and continuing process development characterize the market for our products. We believe that our future success will depend in large part upon our ability to develop and market products, which meet changing customer needs, maintain technological leadership and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. We cannot guarantee that our process development efforts will be successful.

    In the future, we may face substantial competition, and we may not be able to compete successfully against present or future competitors.

ENVIRONMENTAL COMPLIANCE

    We are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during the manufacturing process. While we believe that we are in compliance with all environmental regulations, if we fail to comply with present and future regulations we could be subject to future liabilities or the suspension of production. In addition, these regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with governmental regulations. Historically, our costs of compliance with environmental regulations have not been material. In the quarter ended October 31, 2000, we recognized a $270,000 expense to remediate the Golden, Colorado facility we currently lease. This obligation was transferred to Interpro Zinc, LLC on February 1, 2001, as part of the liabilities assumed by Interpro Zinc, LLC.

POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

    Our stock price may be hurt by future sales of our shares or the perception that such sales may occur. As of February 26, 2001, approximately 4,828,840 shares of Common Stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. These shares may only be sold if they are registered under the Securities Act or sold under Rule 144 or another exemption from registration under the Securities Act. Sales under Rule 144 are subject to the satisfaction of certain holding periods, volume limitations, manner of sale requirements, and the availability of current public information about us.

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

EFFECT OF OUTSTANDING SERIES A PREFERRED STOCK, OPTIONS, AND WARRANTS

    As of February 26, 2001, we had outstanding Series A Convertible Preferred Stock convertible into, and options and warrants to purchase, an aggregate of 6,706,613 shares of Common Stock. As long as these shares of Series A Convertible Preferred Stock remain outstanding, and the options and warrants remain unexercised, the terms under which we could obtain additional capital may be adversely affected. Moreover, the holders of the Series A Convertible Preferred Stock, options and warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of our securities on terms more favorable than those provided by these securities.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended January 31, 2001. However, a report on Form 8-K was filed on February 12, 2001, reporting the sale of our subsidiary, Interpro, on February 1, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the March 15, 2001.

                                                       ISONICS CORPORATION
                                                       (Registrant)

By                                    /s/ JAMES E. ALEXANDER
                             ----------------------------------------        President, Chief Executive
                                        James E. Alexander                     Officer and Director

By                                   /s/ BRANTLEY J. HALSTEAD                Chief Accounting Officer
                             ----------------------------------------          and Chief Financial
                                       Brantley J. Halstead                    Officer