Form 10QSB/A
period 2001-01-31
ISONICS CORP
filed 2001-05-30
CIK 1023966

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                FORM 10-QSB/A-1

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

                              ISONICS CORPORATION
                               TABLE OF CONTENTS
                                FORM 10-QSB/A-1

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

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)


                                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              JANUARY 31,             JANUARY 31,
                                                         ----------------------   -------------------
                                                           2001          2000       2001       2000
                                                         --------      --------   --------   --------
Net revenues...........................................  $ 2,332       $ 3,571    $ 6,323    $11,115
Cost of revenues.......................................    2,040         2,924      5,112      8,792
                                                         -------       -------    -------    -------
    Gross margin.......................................      292           647      1,211      2,323
Operating expenses:
  Selling, general and administrative..................      985         1,284      3,968      3,117
  Research and development.............................      301           587      1,018        919
  Restructuring and office closure.....................      (11)           (3)       (11)        60
                                                         -------       -------    -------    -------
    Total operating expenses...........................    1,275         1,868      4,975      4,096
                                                         -------       -------    -------    -------
Operating loss.........................................     (983)       (1,221)    (3,764)    (1,773)
                                                         -------       -------    -------    -------
Other income (expense):
  Foreign exchange.....................................       75           (64)        87        (64)
  Interest expense.....................................       (3)         (100)       (29)      (325)
  Gain (loss) on sale of depleted zinc business........     (458)        5,255       (208)     5,255
  Interest income and other, net.......................     (276)          (66)      (318)        96
                                                         -------       -------    -------    -------
    Total other income (expense), net..................     (662)        5,025       (468)     4,962
                                                         -------       -------    -------    -------
Loss before income taxes...............................   (1,645)        3,804     (4,232)     3,189
Income tax expense (benefit)...........................       --           470         --        471
                                                         -------       -------    -------    -------
NET INCOME (LOSS)......................................  $(1,645)      $ 3,334    $(4,232)   $ 2,718
                                                         =======       =======    =======    =======
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS..  $(2,798)      $ 3,334    $(5,385)   $ 2,718
                                                         =======       =======    =======    =======
NET INCOME (LOSS) PER SHARE--BASIC
Net income (loss) per share............................  $ (0.33)      $  0.50    $ (0.66)   $  0.41
Shares used in computing per share information.........    8,559         6,615      8,098      6,610
NET INCOME (LOSS) PER SHARE--DILUTED
Net income (loss) per share............................  $ (0.33)      $  0.34    $ (0.66)   $  0.31
Shares used in computing per share information.........    8,559         9,770      8,098      8,906


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


    On November 16, 2000, the Emerging Issues Task Force issued EITF 00-27, "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." Issue 1 of EITF 00-27 requires the use of an effective conversion price in determining the value of a conversion feature contained in a convertible equity instrument. The consensus opinion for this issue is retroactive for instruments issued after May 20, 1999 and is to be applied in the quarter that includes November 16, 2000. In July 1999, we issued 1,830,000 units consisting of one share of preferred stock and one warrant to purchase a share of our common stock. In applying the requirements of EITF 00-27, we determined the value of the conversion feature contained in our preferred stock to be $1,152,900. Accordingly, we recognized a deemed dividend in the three-month period ended January 31, 2001 for value of this conversion feature.

    The following table reconciles the amounts used in the per share computations for the three and nine months ended January 31, 2001 (in thousands):

                                                                                 Three-months     Nine-months
                                                                                    Ended            Ended
                                                                                     2001             2001
                                                                                 ------------     -----------
Numerator
    Net income (loss)...........................................................   $(1,645)         $(4,232)
    Deemed dividend attributable to preferred stock issued July 1999............    (1,153)          (1,153)
                                                                                   --------         --------
    Net income (loss) attributable to common shareholders.......................   $(2,798)         $(5,385)
                                                                                   ========         ========
Denominator
    Weighted average shares of common stock outstanding.........................     11,689           11,228
    Less: weighted average shares contingently issued...........................    (3,130)          (3,130)
    Shares used for net income (loss) per share - basic.........................      8,559            8,098
    Dilutive effect of stock options and warrants...............................         --               --
    Dilutive effect of convertible preferred stock..............................         --               --
                                                                                   --------         --------
    Shares used for net income (loss) per share - diluted.......................      8,559            8,098
                                                                                   ========         ========


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


NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

   During the third quarter of 1999, the Company recorded a deemed dividend on preferred stock of $1.153 million. This is the result of the effective conversion price of the convertible preferred stock as determined using the guidance in EITF 00-27 issued in July 1999 being less than the market price of the common stock on the commitment date.


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

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on May 29, 2001.



                                ISONICS CORPORATION
                                (Registrant)



By /s/ JAMES E. ALEXANDER
   ---------------------------        President, Chief Executive
      James E. Alexander                Officer, Chief Financial Officer
                                        and Director