Form 10KSB40
period 2001-04-30
ISONICS CORP
filed 2001-08-13
CIK 1023966

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

(MARK ONE)

   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2001

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes /X/ No / /

     Registrant's revenues for the fiscal year ended April 30, 2001 were $7,789,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on, July 27, 2001 was $6,472,636. Excludes approximately 3,961,689 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 27, 2001, was 9,310,975 shares. The following document is incorporated by reference into Part III of this Form 10-KSB: None.

     Transitional Small Business Disclosure Format (check one): Yes / / No /X/

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

     WHEREVER POSSIBLE, WE HAVE TRIED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS BY USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "PLAN," "INTEND," AND SIMILAR EXPRESSIONS. THESE STATEMENTS REFLECT OUR CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND CONTINGENCIES, WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE, OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, SUCH STATEMENTS. WE HAVE DESCRIBED THESE RISKS, UNCERTAINTIES AND CONTINGENCIES UNDER "ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS." WE HAVE NO OBLIGATION TO UPDATE OR REVISE ANY SUCH FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT.

GENERAL DISCUSSION

     We are an advanced materials and technology company. We are developing and we anticipate commercializing products created from materials whose natural isotopic ratios have been modified. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well-known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive. Several manufacturers, located primarily in republics that once were part of the Soviet Union, produce these isotopes. We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds. For example, oxygen-18 is sold as water, and carbon-13 is sold as carbon dioxide. Today our isotope business addresses the material needs of two primary markets:

     o    life sciences and

     o    semiconductor materials.

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

     We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our principal executive offices are located at 5906 McIntyre Street, Golden, Colorado 80403. Our telephone number is (303) 279-7900, and our facsimile number is (303) 279-7300. Our web site is www.isonics.com. We currently have two subsidiaries through which we conduct some of our operations. The following chart identifies those subsidiaries and our ownership interest in each:

                              PLACE OF     OWNERSHIP
NAME AND HEADQUARTERS         FORMATION    PERCENTAGE       BUSINESS
---------------------         ---------    ----------       --------
Chemotrade GmbH               Germany         100%          Chemotrade and its subsidiary are value-added re-sellers of
Dusseldorf, Germany                                         stable and radioactive isotopes.

Chemotrade Leipzig GmbH       Germany      75% (through     They supply radioactive isotopes for pharmaceutical and
Leipzig, Germany                           Chemotrade)      industrial research as well as for industrial and medical
                                                            imaging, calibration sources and for brachytherapy
                                                            applications.

                                                            Additionally, they supply various stable isotope labeled
                                                            compounds for pharmaceutical research and drug design, as
                                                            well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Their market is primarily
                                                            Europe, but sales are also made to North America and Asia.


     The foregoing does not include Isonics' minority ownership in two companies which are not considered to be subsidiaries:

     o Interpro Zinc, LLC, a Colorado entity which engages in the research and development for the recovery and recycling of zinc metal from various sources. Isonics has a 25% interest in this entity.

     o Institut of Umwelttechnologien GmbH ("IUT"), an entity based in Berlin, Germany which performs research and development, and manufacturing of radioisotopes. Isonics has a 6% interest in this entity through Chemotrade.

     OUR ISOTOPE BUSINESS. In order to develop our products, it is usually necessary to increase ("enrich") or decrease ("deplete") the concentration of a particular isotope or isotopes. There are over 280 naturally occurring stable isotopes of 83 different elements. The number of isotopes of any given element varies widely. Stable isotopes of a given element typically do not differ significantly in their chemical behavior. Stable isotopes of an element differ in mass and diameter, as well as several nuclear properties, such as cross-section, spin, and magnetic movement. Differences in these properties can result in substantially different effects, and some of these different effects have the potential for commercial application.

     Isotopes are typically referred to by their atomic mass number, which number is derived from the number of protons and neutrons in the atom's nucleus. For example, oxygen-18 has eight protons and ten neutrons in its nucleus, and silicon-28 has fourteen protons and fourteen neutrons in its nucleus. In ultra chemically pure crystals, grown for electronics or optical applications, isotopic impurities can be the greatest contributor to crystal disorder because of mass and diameter differences. Eliminating these variations by using a single enriched isotope (i.e. an isotopically pure substance) increases thermal conductivity and optical transparency, and thus improves product performance. Similarly, enriching or depleting isotopes based upon their nuclear cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of semiconductors in the computer industry, and for use as targets to produce radioisotopes for the life sciences and other industries.

     STABLE ISOTOPES. Stable isotopes may be thought of as extremely pure materials. Not only are these isotopes chemically pure, but they frequently consist of only one isotope depending on the level of enrichment. This extra degree of purification, accomplished on the sub-atomic level, provides enhanced performance properties as distinguished from normal (i.e., chemical only) purity materials. Depleted isotopes are the elimination (or reduction in level) of an isotope, or isotopes, and can prevent the creation of undesirable byproducts in subsequent processing steps. In some instances the undesirable byproducts are produced during the intended use of the non-depleted isotope material. Stable isotopes have commercial uses in several areas, including, but not limited to:

     o    energy generation;

     o    medical research, diagnostics, and drug development;

     o    product tagging and stewardship;

     o    semiconductors; and

     o    optical materials.

     We have successfully developed and commercialized several isotope products (notably, even-numbered cadmium isotopes for use with helium-cadmium lasers and depleted zinc oxide for nuclear power plants). We intend to promote the emergence and growth of new stable isotope applications.

     RADIOISOTOPES. The radioisotopes we acquire and sell are typically used in medical diagnostic, treatment and therapy applications. In most cases we first acquire an enriched or depleted stable isotope "target," which is then exposed to an appropriate form of radiation to create a specific radioisotope. A key property of a radioisotope is its half-life. The half-life is a measure of how fast a radioisotope decays into either a stable isotope or another radioisotope. Since most radioisotopes used in life science applications have short half-lives, they are rarely found in nature. Therefore, radioisotopes have to be made from a target material, usually in a nuclear reactor or a cyclotron, and must generally be used immediately. A nuclear reactor or a cyclotron generates the appropriate form of radiation required to convert the target material into the desired radioisotope.

COMPANY STRATEGY

     We believe our strength lies in our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize applications for stable and radioactive isotopes, and value-added products manufactured from these isotopes. This strength is reflected in management's experience in taking depleted zinc from a cost prohibitive concept to a successful commercial reality.

     We believe we have created a product development model that can serve as a basis for our current and future expansion. To capitalize on the commercial opportunities that have been identified for stable isotopes, we have adopted a business strategy designed to maximize the value of our technologies, business development, and management resources, while minimizing capital costs. This strategy involves:

     o focusing on development of high value-added products, which products should give us a competitive advantage in large or growing markets;

     o leveraging research and development expenditures through collaborations, government programs, and corporate and academic partnerships;

     o minimizing early capital needs by obtaining stable and radioactive isotopes through alliances and supply agreements with existing stable and radioactive isotope sources, followed by investment in Isonics-owned isotope production facilities when markets are better established and the optimum production technology has been determined;

     o obtaining value-added processing technology through sub-contract manufacturing agreements, joint ventures, and acquisitions of strategically important technologies and companies; and

     o developing a time-balanced product pipeline to provide a continual supply of new business opportunities.

RECENT BUSINESS ACQUISITIONS

SIGNED LETTER OF INTENT TO ACQUIRE CERTAIN NET ASSETS OF SILICON EVOLUTION, INC. On July 18, 2001 we signed a letter of intent to buy the silicon-on-insulator wafer business (SOI business) of Silicon Evolution, Inc. ("SEI") by acquiring certain assets and assuming certain liabilities in exchange for 2,000,000 restricted shares of common stock. In addition, we may be required to issue up to 1,600,000 additional shares of restricted common stock if the SOI business achieves certain operating objectives. Our ability to complete the acquisition of SEI is dependent on a number of conditions, including successful completion of our due diligence, obtaining necessary capital, and obtaining the approval of our shareholders. We intend to close the transaction on a timely basis, but there can be no guarantee as to when the transaction will close, if it closes at all.

     SEI was founded in February 1999 as SOI-TRONIC, Inc. to develop and manufacture Silicon-on-Insulator (SOI) silicon wafers to integrated circuit component (IC's or "Chips") and micro mechanical system (MEMS) manufacturers. SEI's products center around its core IP technology of precision wafer polishing, cleaning, and bonding silicon wafers to produce thick film SOI in the 100 mm, 150 mm, 200 mm, and 300mm form factors.

     The use of SOI wafers is growing rapidly in three major markets: integrated circuits, MEMS manufacturing, and micro-optical chips for fiber-optic network devices. Chip designers are relentlessly driven by the marketplace to seek innovative ways to improve device performance in three key areas: speed, power consumption, and size. SOI technology enables circuit designers to reduce parasitic capacitance between adjacent circuits, thereby improving device speed approximately 30%; and as the oxide provides a superior source of insulation, leakage current is reduced, providing a energy savings of better than 30%, as well as enabling circuits to be spaced on a finer pitch. SOI technology also provides a degree of radiation hardening to integrated circuits, thus improving circuit reliability and resistance to soft errors induced by background radiation sources. In MEMS and micro-optical device fabrication the use of SOI technology wafers significantly simplifies the manufacturing process.

RECENT BUSINESS DISPOSITIONS

     SALE OF DEPLETED ZINC BUSINESS - DISPUTES WITH EAGLE-PICHER. On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC for $8.2 million, of which $6.7 million was paid on December 1, 1999. Eagle-Picher was obligated to make three additional payments of $500,000 each on November 30, 2000, 2001, and 2002, representing the balance of $1.5 million. These installments were contingent upon the performance of an unaffiliated supplier of depleted zinc whose contract with us was assigned to Eagle-Picher. Eagle-Picher failed to pay the first installment, failed to meet certain other contractual requirements, and has made certain allegations against us. As a result, we are engaged in binding arbitration with Eagle-Picher as described in "ITEM 3 - LEGAL PROCEEDINGS," below.

REORGANIZATION AND SUBSEQUENT SALE OF INTERNATIONAL PROCESS RESEARCH CORPORATION

     On April 30, 1998, we purchased all of the outstanding capital stock of International Process Research Corporation ("IPRC") from a previously unaffiliated corporation (Metallurgy International, Inc.). IPRC was a materials processing and contract research and development company. Through December 1, 1999, IPRC performed key steps in our depleted zinc manufacturing process. We acquired IPRC to assure future availability of this critical manufacturing technology, and to provide an infrastructure platform for performing value-added processing of other isotopes. IPRC had also jointly developed new, lower-cost technologies to enable its customers to better meet the various metallurgical and mineral processing needs. In connection with the acquisition, we issued 353,982 shares of our common stock (valued at $708,000) in exchange for all of the outstanding shares of IPRC. We accounted for the acquisition as a purchase.

     On May 1, 2000, we substantially reorganized IPRC to focus on the recovery and recycling of zinc metal from various sources, including galvanized steel scrap, electric arc furnace dust, and brass scrap. We chose this course of action for two reasons. First, we believed the market potential for this, and related processes, was significant. Second, the profound and lengthy slump in the mineral processing and mining industries significantly eroded IPRC's historical customer base. We continued to meet the demands of a few remaining customers through various sub-contractor relationships. We also kept the physical infrastructure in place at our Golden, Colorado location in case the market conditions warranted a reentry into IPRC's historical markets. We used a significant portion of this infrastructure in our zinc recovery and recycling project.

     In January 2001, we acquired the patent rights related to the recovery and recycling of zinc processes from three unaffiliated parties. We issued a total of 75,000 shares of our common stock valued at $131,000 for these rights. On February 1, 2001, we sold IPRC and transferred the patent rights for the zinc recovery process to Interpro Zinc, LLC, a newly-formed entity owned by Dr. Robert H. Cuttriss, formerly president of IPRC, James E. Alexander, president, chief executive officer, and chairman of the board of directors of Isonics Corporation, and Boris Rubizhevsky, senior vice president and director of Isonics Corporation. Each of the three aforementioned individuals owns 25% of Interpro Zinc, LLC. Isonics Corporation owns the remaining 25%. Each individual contributed $100,000 to Interpro Zinc LLC to continue the development of the zinc recovery technology. Interpro Zinc, LLC has informed us that they will be actively seeking further investment to continue their development and commercialization efforts.

     As a part of the February 1, 2001, transaction, Interpro Zinc assumed approximately $700,000 in liabilities associated with the operations of IPRC and agreed to indemnify us against any contingent liabilities related to the IPRC site in Golden.

     We have signed a cooperation agreement with Interpro Zinc, LLC to continue leasing office, laboratory, and storage space at our current location. This agreement expires December 31, 2001. We anticipate relocating to another facility, possibly in the Denver area, later this calendar year. At this time we cannot determine what effect, if any, this will have on our operations.

     The disinterested directors of Isonics approved the transaction after receiving advice from management not participating in the transaction, as well as independent consultants, and believe that the transaction was fair and reasonable to, and in the best interests of, Isonics and our shareholders.

     From May 1, 2000, through January 31, 2001, IPRC did not engage in any revenue producing activities. We have no intention of returning to the contract research and development activities that IPRC engaged in prior to May 1, 2000.

PRODUCTS

     Our revenues have historically derived from sales from a broad range of sources. The mix of our revenues has changed significantly during the past three years:

     In fiscal 1999, our revenues were generated from depleted zinc sales, other stable isotopes sales, radioisotopes sales and from contract research and development activities.

     In fiscal 2000, our revenues were again generated from depleted zinc sales, oxygen-18 and other stable isotopes sales, radioisotopes sales, and from contract research and development activities. We sold our depleted zinc business in December 1999 and did not recognize any revenues from depleted zinc sales after that time.

     During fiscal 2001, our revenues were solely generated from sales of stable and radioactive isotopes because of the prior sale of the depleted zinc operations and the cessation by IPRC of its contract research and development activities.

We are attempting to develop new product lines which we expect to add to our revenue stream, but we do not expect any significant revenues from these new products during fiscal 2002. The following is a more specific discussion of our current products.

WE SUPPLY ISOTOPES FOR LIFE SCIENCES APPLICATIONS

     For the past several years, we have supplied stable isotopes in elemental and simple compound forms for use in life science applications. In 1998, we expanded our product offerings to include radioisotopes. We will continue selling our current stable and radioactive isotope products, develop new products along similar lines, and expand our product offerings by vertically integrating. From time to time we evaluate building additional isotope separation facilities in the United States or Western Europe. We currently do not have the capital to do so, but it is an integral aspect of our stated strategic plans. In addition, we intend to expand our value-added manufacturing capabilities.

     Our existing and emerging life sciences products include isotopes used for a large number of purposes and can be categorized as follows:

     o    stable isotope labeled compounds;

     o    isotopes used in diagnostic breath tests;

     o    isotopes used in biomedical research;

     o    isotopes used in medical imaging and therapy;

     o    isotopes used in positron emission tomography;

     o    isotopes used in brachytherapy; and

     o    isotopes used to calibrate medical diagnostic equipment.

     Although there is currently little FDA oversight affecting our supply of the raw material isotopes to our customers for their use in life science applications, FDA regulation may increase in the next few years. It is not immediately apparent what implications any additional regulation may have for us. The following paragraphs provide a brief summary of our existing and emerging life sciences products:

STABLE ISOTOPE LABELED COMPOUNDS ("SILCS"). SILCs are created by incorporating known quantities of stable isotopes including carbon, nitrogen, hydrogen (deuterium), oxygen, and other elements, into thousands of different chemical compounds. SILCs allow researchers to investigate living systems, determine the chemical structure of important biological compounds, design new drugs, and measure extremely low levels of environmental toxins. We believe that greater availability and lower cost of stable isotopes, and advances in instrumentation to detect stable isotopes will continue to increase the demand for SILCs.

     Our products are typically simple compound SILCs that are used by our customers to synthesize more complex and higher-value SILCs. We market primarily deuterium, carbon-13 and nitrogen-15 to our customers for this purpose. Examples of existing and emerging applications for these products include:

     METABOLIC STUDIES. Increasingly, studies of new drugs are performed with isotope-labeled drugs to facilitate research on metabolism, distribution, mode of action, and elimination. The FDA one day may require the isotope labeling of all new drugs for investigational use during some or all phases of pre-clinical and clinical evaluations of these drugs, although it does not so mandate today.

     RATIONAL DRUG DESIGN. Drugs historically were designed using a screening process in which prior experience was employed to determine what chemicals might work to treat a condition, and then tests on subjects were performed. Today specialized instrumentation is routinely available to determine the chemical structure of large molecules, including the human proteins and enzymes that a drug is designed to affect. This approach is known as rational drug design. We believe that this new instrumentation, combined with sophisticated SILCs, will prove beneficial in determining the chemical structure of human proteins and enzymes. We believe rational drug design will require an increasing supply of stable isotopes.

DIAGNOSTIC BREATH TESTS (DBTS). DBTs are a new class of non-invasive diagnostic testing that are gaining worldwide acceptance. DBTs use stable isotope labeled compounds to detect a wide range of human abnormalities, particularly digestive disorders such as ulcers. The FDA has approved one test and similar approvals exist in Europe. Demand for DBTs has increased as health care insurance providers have determined to include reimbursement in many health insurance plans. That demand, in turn, is expected to accelerate as regulatory approval is awarded in other countries. Many other tests based on the same principles as DBTs are in various stages of development worldwide. We supply stable isotope raw material to companies developing DBT chemicals. While these sales are not currently a large source of revenues, we continue our sales and marketing efforts in order to monitor the development and direction of this potentially very large market.

     We do not manufacture the DBTs. DBT manufacture is subject to extensive government regulation. The products and instruments in which our isotopes are used may be subject to the scrutiny of FDA review and approval, as well as ongoing FDA inspection of most aspects of the production, marketing, distribution, and usage. We believe that the production and marketing of DBTs are also subject to similar regulatory controls in foreign countries where we might seek to market our isotopes for use in DBTs. Consequently, new products cannot be introduced commercially until after approval which may or may not be granted after several years.

BIOMEDICAL RESEARCH. Traditionally, numerous aspects of the many phases of drug development have been carried out using radioisotope-labeled versions of promising compounds. We supply precursor compounds labeled with radioisotopes, such as carbon-14 and phosphorous-33, to manufacturers who incorporate them into more complex radioisotope labeled compounds. These complete radioisotopes are in turn used in basic research and pharmaceutical development. The carbon-14 precursors are produced under contract by IUT, a company in which we hold a minority interest.

     While rational drug design and stable isotope labeled compounds represent competition for this more traditional approach to research and drug development, we believe a combination of increasing drug development activity and a large body of data and experience will ensure a strong market for these products. Importantly, we also supply some of the basic stable isotope products used to make the compounds of these competing technologies.

MEDICAL IMAGING AND THERAPY. Radioisotopes have been used for years in the diagnosis and treatment of many medical conditions. The trend in these two areas has been towards increasingly more specific chemicals that, after labeling with the radioisotope and injection into the patient, quickly concentrate at the disease site(s). In theory, the appropriate choice of chemical and radioisotope labels facilitate disease detection and stage determination which improves therapy selection, administration and monitoring. The medical community is developing and testing several classes of chemical compounds ranging from monoclonal antibodies to peptides for use in the detection, and, eventually, the treatment of many diseases. The FDA has approved some of these for use.

     We currently supply stable isotopes of thallium, zinc, cadmium, xenon, strontium, and many others that are routinely used in a variety of medical imaging and therapy applications. These are used in their enriched stable form, such as Xenon-129, or converted to a specific radioactive isotope in a cyclotron or nuclear reactor. We believe that the increased supply of new isotopes combined with the ongoing development of highly specific biochemical therapies represents a major growth opportunity in this market segment.

POSITRON EMISSION TOMOGRAPHY ("PET"). Although this very powerful nuclear medicine imaging technology has been available for over 25 years, its complexity and cost until recently had relegated PET to a research role. Technology and infrastructure improvements have reduced the cost and complexity of performing PET studies. PET's unique ability to diagnose multiple metabolic abnormalities, particularly cancer, has resulted in recent approvals by the FDA and favorable reimbursement levels by Medicare, Medicaid, and third party insurers. Similar approvals are now common in Europe and parts of Asia though reimbursement levels vary. We believe PET studies are growing at rates of approximately 20 to 50% annually worldwide.

     Oxygen-18 is a rare stable isotope of oxygen. Oxygen-18 is used to produce fluorine-18, a radioisotope which is the source of the positrons tracked by the PET imaging equipment. Demand for oxygen-18 is currently greater than the supply. Although we do not produce oxygen-18 ourselves, we purchase oxygen-18 from two sources and resell oxygen-18 to end users worldwide. In fiscal 1999, we introduced a novel program to recycle "used" oxygen-18; we believe that this program provides an economic advantage to our customers and provides a competitive advantage for us over our competitors.

BRACHYTHERAPY. Cancer therapy continues to evolve to target specific types of cancer more effectively. Today, external beam radiotherapy and chemotherapy are the predominant technologies used in cancer treatment. However, another technology, brachytherapy, is emerging in the treatment of specific cancers such as prostate cancer.

     In brachytherapy, small sealed radioactive seeds are inserted directly into the tumor using a variety of minimally invasive surgical methods. The radioisotope, which is placed inside the seed, is selected and manufactured to ensure that only the cancerous tissue immediately adjacent to the implanted seed is irradiated. This minimizes the irradiation of nearby healthy tissue, a common adverse side effect that occurs with external beam radiotherapy. There are three primary criteria that govern the selection of the radioisotope to be implanted in the patient:

     o    half-life,

     o    type of radiation emitted, and

     o    strength of the radiation emitted.

     The half-life and form of radiation emitted is dictated by the radioisotope selected. Strength of the radiation is determined during the manufacturing process.

     Several companies (Nycomed-Amersham, Theragenics, North American Scientific, and others) already offer, or have plans to offer, brachytherapy products for the treatment of prostate cancer. Studies continue in the applicability of this technique for other tumor types, including some breast and eye cancers. We currently supply several companies with radioisotopes (or stable isotope targets to be made into radioisotopes) for this application. We believe this market represents one of the largest growth opportunities for radioisotopes. It also represents a significant opportunity to provide value-added products/services in the form of manufactured subcomponents such as the seeds.

CALIBRATION STANDARDS. There are many medical devices that measure levels of radiation in patients. These devices need to be calibrated using standards of known radiation strength and type in order to ensure their accuracy. These standards derive from radioisotopes such as cobalt-57 and gadolinium-153. We supply many of the stable isotope target materials, as well as radioisotopes, to many of the manufactures of the equipment needing calibration.

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

PRODUCT TAGGING AND STEWARDSHIP APPLICATIONS

     Thousands of chemicals used everyday in our society are fungible. That is, chemicals meeting a certain chemical formula cannot be differentiated, even when produced by different manufacturers or on different days. Industry can identify and distinguish identical chemicals and the products made from them by adding stable isotopes of carbon, nitrogen, oxygen, hydrogen and other elements to the chemicals or products. Because the stable isotopes used as the tag are chemically identical to the chemicals used in the product, the tag should be free of undesirable side effects. We can add stable isotopes to identify different production lots of the same products without changing the chemical properties of the products themselves. To date, we have not had significant demand for stable isotopes for these applications. We believe that the demand for suitable isotopes will increase. We believe that there are many products suited for isotope tagging:

     o Products such as perfumes may be ideally suited for product tagging. Imitation perfumes, made by other manufacturers but sold as the original to unsuspecting consumers, are not uncommon. If the original perfume has been tagged using stable isotopes, then imitations can be easily identified.

     o Similarly, product tagging may be utilized where information regarding the manufacture and distribution of a chemical is important. Ammonium nitrate, for example, is a common fertilizer. When combined with fuel oil, however, it becomes a powerful explosive. Knowing by whom, when and where the ammonium nitrate was made, and to which distributor it was sold, can be very useful information if authorities need to investigate the unlawful use of such a product. Tagging the ammonium nitrate with stable isotopes would provide that information, even after the explosion, as the isotopic ratios are unaffected by an explosive reaction.

These and other product tagging and stewardship applications may develop over time.

     There are several alternative tagging methodologies in use today. These methods typically involve the addition of extraneous materials such as dyes, exotic chemical compounds, or radioactive compounds. We believe that adding these extraneous materials can sometimes detract from the performance of the product, and/or cause deleterious side effects.

ISOTOPICALLY PURE SEMICONDUCTOR MATERIALS

     The majority of semiconductor devices built today use natural silicon as the starting material. Silicon has many desirable characteristics as compared to other semiconductor materials, and the semiconductor industry has invested billions of dollars to improve and optimize their manufacturing technologies for silicon-based devices. Devices fabricated on single crystal silicon have performance characteristics that are governed by the electrical and physical characteristics of silicon including:

     o    carrier mobilities,

     o    effective mass of the carriers,

     o    energy band-gap,

     o    electrical conductivity, and

     o    thermal conductivity.

     Carrier mobilities, for example, govern signal transit times and thus place a limit on device speed. Thermal conductivity governs power dissipation, which, in turn, places an upper limit on the packing densities achievable for devices on a chip, or on the amount of power that can safely be generated in the circuit without significantly degrading circuit performance.

     The semiconductor industry trend of adding more transistors to a single chip to increase performance, and shrinking the size of transistors to both increase performance and decrease costs, has resulted in increased power requirements and significantly higher operating temperatures. Nowhere is this trend more evident than in microprocessors. Historically, the 80286, 80386, and 80486 generations of microprocessors typically did not need external heat sinks to remove heat and function properly. High operating temperatures and thermal management were not issues outside of mainframe or workstation computers.

     Beginning with the Pentium(R), Sparc(R), and Alpha(R) microprocessors, heat sinks and fans became necessary to control the higher operating temperatures. According to the Semiconductor Industry Association, when the microprocessor's power requirements exceed approximately 110 watts, heat sinks and fans will no longer be adequate and active cooling (refrigeration) will be required. Most of the major computer companies have already demonstrated cryogenically cooled computers that operate up to one-third faster than their conventionally cooled counterparts. These cryogenic cooling devices can cost upwards of $400 per microprocessor.

     A significant body of research, generated over the last twenty years, supports the thesis that isotopically pure semiconductor materials have superior thermal conductivity properties compared to natural, multi-isotopic materials. We believe this solution (i.e., using isotopically pure semiconductor materials to manage operating temperatures) is compatible with virtually every other heat management solution currently implemented or envisioned to date. Critically, it does not require changing a single device design or manufacturing process because isotopically pure semiconductor materials are essentially chemically and physically identical to naturally-occurring semiconductor materials. For example, silicon has three naturally occurring stable isotopes:

     o    silicon-28 (92% natural abundance),

     o    silicon-29 (5% natural abundance), and

     o    silicon-30 (3% natural abundance).

By purifying silicon to 99.9% silicon-28, the thermal conductivity is improved 60% at room temperature and over 600% at -423 degrees Fahrenheit.

     In 1997, we began a program to introduce 99.9% isotopically pure silicon-28 as a superior substitute to natural silicon for the manufacture of semiconductor devices. SEE "RESEARCH AND DEVELOPMENT." Our first efforts toward developing isotopically pure semiconductors involved securing the intellectual property rights to commercialize silicon-28 and similar materials. These efforts culminated in our acquiring exclusive rights to two Yale University patents. SEE "PATENTS AND PROPERTY RIGHTS."

     We then began acquiring sufficient quantities of pure silicon-28 to make epitaxial wafers. These wafers have been sold or given to numerous manufacturers and academic institutions to perform additional tests to validate previous findings and to confirm the substitutability of pure silicon-28 for natural silicon in their manufacturing processes. These tests support our belief that pure silicon-28 is not only a viable substitute material for natural abundance silicon, but that the anticipated thermal conductivity property improvements are significant.

     The next step in our development program is to make bulk wafers of pure silicon-28. The manufacture of bulk wafers requires substantially more material than we could economically acquire from our existing suppliers, however. Our efforts to secure an unlimited, U.S.-based, economical supply of silicon-28 culminated with the December 1999 signing of an agreement with Eagle-Picher to provide silicon-28 to us on an exclusive basis. Under our agreement with Eagle-Picher, we expected to receive the initial 200-kilogram delivery by December 31, 2000. Eagle-Picher failed to make timely delivery of this amount. We had identified several benefits to our contractual arrangement with Eagle-Picher:

     o Eagle-Picher had promised to deliver 200 kilograms of isotopically-pure silicon-28 by December 31, 2000;

     o Eagle-Picher accepted full payment for the 200 kilograms in our equity, thus allowing us to conserve our cash for our other business activities; and

     o Eagle-Picher intended to produce the silicon-28 at a reasonable contract price, at facilities located in the United States.

     Unfortunately, Eagle-Picher did not meet its commitments and failed to deliver the silicon-28 when promised. As a result, we are in arbitration with Eagle-Picher to resolve the disputes which resulted from Eagle-Picher's failures. SEE "SALE OF DEPLETED ZINC BUSINESS - DISPUTE WITH EAGLE PICHER," "LEGAL PROCEEDINGS," and "MANAGEMENT'S DISCUSSION AND ANALYSIS." We do not know whether Eagle-Picher will ever develop its technology to the point where it can supply the necessary quantities of silicon-28. Because we are in arbitration with Eagle-Picher, even if they can produce silicon-28 we do not know whether they will permit us to purchase the silicon-28 from them on favorable terms.

     We have identified other sources available for supplying silicon-28, but those sources are not domestic. We have not placed large orders with these suppliers because of the cost involved. At an expected cost of approximately $25.00 per gram, 200 kilograms would cost approximately $5.0 million. In addition, certain other possible sources for bulk quantities of silicon-28 are in the process of developing their technology and are not in commercial production. In June 2001 we placed an order for sample quantities of silicon-28 in the form of trichlorosilane from a Russian supplier. When we receive this delivery (anticipated to be in the fourth quarter of calendar 2001), we will evaluate it to determine whether it will provide acceptably-pure silicon-28. If we can use trichlorosilane for our purposes and if we can obtain it at a reasonable price and on reasonable terms, and subject to financing, we expect to place an order for sufficient trichlorosilane to produce 200 kilograms of silicon-28.

     We anticipate very little revenue from silicon-28 based products in fiscal 2002, as we are still developing this business. Nonetheless, if we are able to complete our development efforts successfully and market silicon-28 based products, we project significant revenues in subsequent fiscal years.

     We are also examining other semiconductor materials including gallium. As with silicon, gallium has multiple, naturally occurring stable isotopes. Our development program for gallium, which we began in October 2000, is similar to the one outlined above for silicon-28. At this time we have begun funding development of separation technology and procuring small amounts of isotopically pure gallium-69 and gallium-71 as trimethylgallium for use in chemical vapor deposition reactors.

DISTRIBUTION METHOD

     We operate sales offices in Columbia, Maryland; Dusseldorf, Germany; and Leipzig, Germany. We also identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers. There are a limited number of suppliers in the isotope industry and, therefore, most customers are aware of the products and services we offer. Customers directly place the orders and we either ship directly to the customer through our sales offices or the product is shipped directly from the supplier. We use commercial courier services such as Federal Express and DHL to ship all products.

SIGNIFICANT CUSTOMERS

     As of April 30, 2001, five customers accounted for approximately 50.2% of total net accounts receivable. One of these customers, and four other customers, accounted for approximately 41.0% of net revenues during the year ended April 30, 2001. Two different customers accounted for approximately 25% of net revenues during the year ended April 30, 2000. One of these customers accounted for 18% of accounts receivable as of April 30, 2000. Two customers accounted for approximately 34.9% of the German segment's revenue for the year ended April 30, 2001. One of these customers accounted for approximately 23.3% of the German segment's accounts receivable at April 30, 2001.

RESEARCH AND DEVELOPMENT

     Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. We will, in addition, continue funding research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 2001 and 2000, research and development expenses were $1.134 million and $1.224 million, respectively.

     In fiscal 2001, we focused our research and development efforts on the production of high chemical-purity silicon-28 silane gas and silicon-28 epitaxial wafers. Through IPRC (which we owned 100% through January 31, 2001), we also performed research and development for the recovery and recycling of zinc from various sources such as scrap metals, including galvanized steel and brass, and electric arc furnace dust.

     In fiscal 2000, we focused our efforts on the production of high chemical-purity silicon-28 silane gas and silicon-28 epitaxial wafers as described above; and the zinc recovery and recycling, also as described above.

     We transferred the zinc recovery program in conjunction with the sale of our former subsidiary to Interpro Zinc, LLC and we are no longer directly engaged in research and development efforts for zinc recovery and recycling. (We continue to be engaged in these efforts indirectly through our 25% ownership of Interpro Zinc, LLC.)

     SILICON-28. To expand our capacity and to ensure product quality, we were proceeding to build our own silane gas facility in Golden, Colorado. We have postponed building this plant due to Eagle-Picher's inability to supply silicon-28 as silicon tetrafluoride. We will continue to use outside sources to perform processing as required for our needs until circumstances and financing warrant proceeding with our contemplated facility.

     In August 2001, we entered into a marketing agreement with a major wafer manufacturer. We will supply silicon-28 as trichlorosilane to the wafer producer for the manufacture of silicon-28 epitaxial wafers. These wafers will be supplied to interested customers worldwide for evaluation in a number of semiconductor devices. This agreement is critical in assuring that silicon-28 epitaxial wafers will be available to meet the increasingly stringent quality demands of the semiconductor industry. Any revenues generated under this agreement will be split 50-50 with the wafer manufacturer.

     In May 2001, we entered into a one-year silicon-28 joint development program with Advanced Micro Devices (AMD), a major microprocessor manufacturer. We will supply AMD with silicon-28 wafers. AMD will use our products to make and rigorously test state-of-the-art microprocessors to accurately quantify the benefits of high thermal conductivity silicon-28 in this application. We expect to use the results of the testing program to find the proper balance between performance and cost. In addition to AMD, another major microprocessor manufacturer is currently evaluating silicon-28 epitaxial wafers that were delivered in September 2000.

     In fiscal 2001, we delivered a second batch of epitaxial wafers to Cypress Semiconductor, and we also sold a small quantity of silicon-28 epitaxial wafers to two Japanese semiconductor manufacturers for their evaluation.

     In fiscal 2001, we entered into two new research programs at universities;

     o The University of Texas (Austin) will evaluate the use of silicon-28 epitaxial wafers as substrates for SiGe:C based transistors, and

     o The University of California (Santa Cruz) will use silicon-28 epitaxial wafers to build novel thermoelectric coolers

     In fiscal 2000, we funded two new university research programs and participated in two others.

     o The first funded program is at Southern Methodist University, Dallas, Texas. The Southern Methodist University Program will measure the thermal conductivity of silicon-28 thin films with various electrical dopants, and model the effect of epitaxial layer thickness on the temperature of silicon and gallium arsenide transistors. This program is still underway.

     o The second funded program was at North Carolina State University, Raleigh, North Carolina. The North Carolina State University Program modeled and built power semiconductor devices and determined the effect of silicon-28 epitaxial layers on the device's temperature distribution. This program has been completed, and the unpublished results indicate that significantly smaller leakage currents were found in diodes built on silicon-28 wafers, as compared to natural silicon wafers, indicating that lower temperatures were achieved.

     o Innovations for High Performance Microelectronics (IHP), a German research organization, is evaluating silicon-28 epitaxial wafers in their SiGe:C technology being developed for wireless telecommunications applications. This program is still underway.

     o DIMES, a research organization associated with Delft University in the Netherlands is evaluating silicon-28 SOI wafers to determine if improved cooling can be accomplished. This program is still underway.

     Additionally, in fiscal 2000, we entered into a Cooperative Research & Development Agreement with Lawrence Berkeley Laboratory in Berkeley, California, to study the properties of various silicon isotopes. This agreement is part of a U.S. Department of Energy program to re-deploy Russian nuclear weapons technology to commercial applications. Delays within the Department of Energy have pushed the start of this program to our fiscal year 2002.

     We also supplied silicon-28 silane gas to ATMI, Inc. in Danbury, Connecticut, and will participate in their Office of Naval Research funded program to investigate isotopically pure silicon carbide. Initial data from this program have shown an improvement in the thermal conductivity of isotopically pure silicon carbide epitaxial layers. This is the first data that we are aware of that has shown improvement in an isotopically modified compound semiconductor. This program is still underway.

     During fiscal 1999, we signed a joint research and development agreement with Silex Systems, Ltd. The agreement calls for Silex to partially fund some of our development activities and for Silex to assess the feasibility of building a silicon isotope separation plant using Silex's patented laser isotope separation process. This agreement reflects our effort to ensure a large supply of silicon isotopes at a reasonable cost to support the large-scale manufacture of isotopically pure silicon wafers. According to Silex, in 2001 they started a stable isotope separation program that includes silicon.

     The adoption of silicon-28 by semiconductor manufacturers will depend on the outcome of the evaluations underway. Even though silicon-28 is a one-for-one substitution for normal silicon, semiconductor companies are very conservative about changing anything in their manufacturing process, for fear that their yields will suffer. Typically the testing sequence at these companies is:

     1) A detailed analysis of the silicon-28 wafers to make sure that they are equivalent to standard wafers and that their is no risk of contamination to the fab or other wafers in process,

     2) Manufacture and testing of test transistors to ensure that the electrical parameters are unchanged,

     3) Gate oxide integrity testing as a function of oxide thickness to determine any changes from standard wafers,

     4) Manufacture and testing of a device using a well documented (generally older) technology to determine any yield or performance improvements,

     5) Manufacture and testing of a device using state-of-the-art technology to determine any yield or performance improvements. Depending on the specific company, this could be technology already in production or technology scheduled for future production such as 0.18 or 0.13 micron design rules,

     6) Repeat step 5 with a sufficient quantity of wafers from a qualified wafer supplier to generate a statistically valid conclusion, and finally

     7) Production planning for the introduction of a new product based on silicon-28.

     This a very time consuming process. While several companies are well into in the evaluation process, we do not expect the introduction of products based on silicon-28 wafers in our fiscal year 2002, and therefore do not expect significant revenues from silicon-28 product sales in fiscal 2002.

     OTHER SILICON ISOTOPES. We have an oral agreement with Voltaix, Inc. of North Branch, New Jersey to act as a distributor of our products for the ion implantation industry. The first product sold in accordance with the Voltaix agreement is silicon tetrafluoride enriched in the silicon-29 isotope. This isotopically enriched material allows higher beam currents and higher productivity than the natural silicon tetrafluoride currently used in the gallium arsenide industry today.

ZINC RECOVERY AND RECYCLING. Until February 1, 2001, we owned 100% of IPRC. It had been engaged in contract research and development activities. During the course of its contract research and development activities, IPRC was introduced to a patented technology using chlorine gas to recover and recycle zinc from galvanized steel scrap. Because we sold IPRC effective February 1, 2001, we do not expect to incur additional research or development expenses relating to zinc recovery and recycling, and we are no longer involved in this or any related activities. We received a 25% interest in the purchaser and, therefore, still retain an interest should the purchaser's research and development of zinc recovery prove to be successful.

PATENTS AND PROPRIETARY RIGHTS

     We rely primarily on a combination of trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology, or intellectual property.

     We currently have no patents in our own name, although we have filed several patent applications. We have rights to several isotopically engineered innovations regarding electronic and optical materials, which we believe may be patentable. Ongoing work in the area of isotope separation by chemical means may also lead to patentable inventions.

     In April 1999, we announced that we had entered into an exclusive licensing agreement with Yale University that entitles us to exclusive intellectual property rights to patents covering semiconductor devices derived from isotopically engineered materials. The license requires payment by us of a royalty based on a percentage of our, or our sublicensees', net sales of products derived from technology covered by the Yale patents (#5,144,409, dated September 1, 1992, and #5,442,191, dated August 15, 1995). Each of these patents expire seventeen years after issuance.

COMPETITION

     Many of our potential competitors, are larger and have significantly greater financial, technical, marketing and other resources than us. Some of our competitors may form partnerships or alliances with large pharmaceutical or electronics companies, with the resulting entity possessing greater market strength than we have. We face competition relative to many of our products, including:

STABLE ISOTOPE LABELED COMPOUNDS AND DIAGNOSTIC BREATH TEST PRODUCTS. Several companies compete with us for a piece of the stable isotope labeled compounds market. We will have additional competitors if we offer diagnostic breath test products and additional stable isotope label compounds in the future. Two of these companies, Cambridge Isotope Laboratories Inc. and Isotec, Inc., have their own isotope separation facilities, while all of our competitors produce some combination of stable isotope labeled compounds and diagnostic breath test substrates. We are aware of at least one company in the United States who has received FDA approval for a carbon-13 Urea Breath Test, a specific type of diagnostic breath test. Several companies in Europe have also received regulatory approval for diagnostic breath tests. Our principal current competitors and potential competitors also include:

     o    Euriso-top,

     o    Aldrich Chemicals,

     o    Icon Services,

     o    Omicron,

     o    C/D/N Isotopes and

     o    Martek Biosciences.

SEMICONDUCTOR MATERIALS. Although we have not yet identified significant competitors in the semiconductor markets, numerous companies in the United States and throughout the world are currently manufacturing semiconductor materials and are working to improve the thermal conductivity and other beneficial characteristics of semiconductor materials. Many of these companies are larger than Isonics and have significantly greater financial resources at their disposal. Given the size and importance of these potential markets, we anticipate that substantial competition will emerge as the markets develop.

ZINC RECOVERY AND RECYCLING. Other companies have attempted over the last twenty years to recover and recycle zinc from galvanized steel and brass scrap. Many of these organizations are larger than Isonics and have significantly greater financial resources at their disposal. The companies' attempts have proven cost ineffective or difficult to implement because of the complex metallurgy involved. Additionally, primary zinc from ore deposits around the world continues to be relatively inexpensive and plentiful. Because we sold IPRC, we are no longer competing directly in the area of zinc recovery and mining.

SUMMARY. Many of the areas in which we either compete or intend to compete are rapidly evolving. Competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of product performance, proprietary position and price, in many cases the first company to introduce a product to the market will obtain at least a temporary competitive advantage over subsequent market entrants.

MANUFACTURING AND SUPPLY

     We obtain stable isotopes from a variety of isotope sources, primarily located in Russia or other former Soviet republics. We may invest in our own isotope production facilities in the future upon our determining the optimum production technology for a given isotope or family of isotopes. Other facilities elsewhere in the world, including the Oak Ridge National Laboratory in Oak Ridge, Tennessee, and private and pseudo-governmental facilities in Great Britain, Germany, the Netherlands and the Republic of South Africa, have the potential to produce stable isotopes.

     To date, we have only been able to obtain limited quantities of silicon-28 for use in manufacturing epitaxial wafers. We are testing supplies of silicon-28 to determine their suitability for the manufacture of a bulk wafer needed to continue our silicon-28 research and development program discussed above. We believe that we will be able to obtain adequate supplies of silicon-28, but we are unable to commit to the suppliers because of our lack of working capital. We do not anticipate that Eagle-Picher will be a source of supply of silicon-28 to us during the continuation of the arbitration process even if they resolve their technical problems and are able to produce the product.

     We have historically depended on a limited number of suppliers and processors for most of our manufacturing processes. Except for our agreement with Eagle-Picher (which is in default), we do not have any written agreements with our suppliers and processors. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse, affect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers.

GOVERNMENT REGULATION

     Regulation by government authorities in the United States and other countries is a significant consideration in the research, development, production, distribution and marketing of our products. In order to clinically test, manufacture, distribute, market and sell products, we must follow safety and other standards established by applicable regulatory authorities. We may be subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions, laboratory and manufacturing practices, and the use, storage and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. The regulations potentially material to our business are summarized below.

FDA REGULATION

     We are not currently subject to any FDA regulation because we do not currently manufacture any Diagnostic Breath Tests, drug products or other medical devices. Our customers may in many cases be subject to FDA regulation. However, if we test, manufacture, market, distribute, export or sell diagnostic products or medical devices in the future, we will also likely be subject to extensive regulation nationally and internationally. We have not yet determined from what specific countries, other than the United States, we might seek regulatory approvals to market such products, though we anticipate seeking approval in Europe and Japan. We intend to develop products that are subject to rigorous pre-clinical and clinical testing both domestically and internationally.

     Because of these regulatory hurdles, products developed by us may not meet the requisite standards to receive marketing approval. Nor is there any guarantee that such approval will be granted on a timely basis, if at all, or that such products if approved will be commercially successful. Delays and costs in obtaining these regulatory approvals could adversely affect our ability to commercialize our products and our ability to generate revenues. Even if regulatory approvals for a product are obtained, such approvals may involve restrictions and limitations on the labeling and clinical use of the product. Following market approval, the product will continue to be subject to compliance with applicable federal and state laws and regulations.

DIAGNOSTIC MEDICAL DEVICE PRODUCTS

     Our carbon-13 based proposed diagnostic products may be regulated as medical devices. Diagnostic products may be subject to one of two marketing approval procedures. One procedure, known as a "510(k) review," is available when the manufacturer can demonstrate that the proposed product is "substantially equivalent" to another product that either was in commercial distribution in the United States before May 28, 1976, or that has been subsequently classified as a Class I or Class II medical device. When a 510(k) review is used, a sponsor is required to submit a Pre-Market Notification to the FDA at least 90 days before it plans to initiate commercial distribution of the product.

     Where there is no existing legally marketed product "substantially equivalent" to a contemplated product, the sponsor is required to seek marketing approval of the product by a different process. This process, a Pre-Market Approval application, implicates a lengthy, more burdensome procedure that would likely require clinical studies. Together with the FDA review of the Pre-Market Approval, this application process may take three-to-five years before commercial marketing can occur. Of course, we do not know whether the FDA will determine that any future product we develop will have an intended use and characteristics that qualifies the product for commercial distribution for clinical use under 510(k) Pre-Market Notification. Thus, Pre-Market Approvals may be required for some or all of our future contemplated and proposed products.

     We have not developed any product that requires any clearance procedure with the FDA, and no such product is under active development. We believe that any Diagnostic Breath Test instruments we develop in the future will be eligible for marketing under a 510(k) Pre-Market Notification, but that the substrate would require approval of a New Drug Application. We believe that clinical studies would be required to obtain FDA approval of the 510(k)/New Drug Application for the DBT instrument/substrate and would be conducted under an investigational device exemption approved by the FDA. An investigational device exemption normally restricts the transfer of an investigational device to a limited number of institutions for a limited number of investigators. The FDA may not allow us to conduct such clinical studies. Furthermore, such studies may not provide the data necessary to obtain the approval of the 510(k)/New Drug Application for any DBT or other product that we may develop. Moreover, the FDA may not provide the necessary approval of the 510(k)/New Drug Application in a timely manner, if at all.

     In addition, use of DBTs and other diagnostic products that we develop may be subject to regulation under the Comprehensive Laboratory Improvement Act of 1986. Under this Act, clinical laboratories must be certified to perform diagnostic tests. Such certification specifies the highest "complexity level" of tests that the laboratory can perform. The specific complexity level of a given diagnostic product is determined by the U.S. Centers for Disease Control. Our ability to successfully market diagnostic products within the U.S. may depend on our obtaining a complexity level determination that allows the broadest use. We may not obtain such complexity level determination in a timely manner, if at all. Failure to obtain the requisite complexity level may have a material adverse effect on us and our operations.

DRUG PRODUCTS

     We have not yet developed any drug products, as defined by the FDA, and our research and development efforts for such products are only in the very preliminary stages. The development and marketing of drugs is highly regulated by the FDA. Development of a drug product for use in humans is a multi-step process. First, laboratory and animal testing establish reasonable safety and potential efficiency of the experimental product for testing in humans. After the general investigative plan and protocols for specific human studies are developed, an investigational new drug application is submitted to the FDA for approval. Once approved, clinical investigations may commence.

     Following the successful completion of clinical trials, the accumulated clinical evidence is submitted to the FDA as part of a new drug application. Approval of the New Drug Application is necessary before a company may market the product. The approval process can be lengthy, frequently taking one, two or more years after submission. Timely approval depends in part upon the speed of the FDA's application review and the time required for the company to provide satisfactory answers or additional data when specified by the FDA. A New Drug Application may not be approved in a timely manner, if at all. Failure to obtain such approvals would prevent us from commercializing our products and would have a material adverse effect on our business. Furthermore, the process of seeking and obtaining FDA approval for a new product generally requires substantial funding. We cannot now say that we will have the funds to pursue such approval.

CURRENT GOOD MANUFACTURING PRACTICES  AND OTHER CONTROLS

     The FDA also has extensive regulations concerning manufacturing of regulated products in accordance with current good manufacturing practices. If we commence the manufacture of any products subject to FDA regulation (and we are not currently manufacturing any such products), we will have to comply with current good manufacturing practices and we will have to ensure, compliance by our third-party manufacturers. Continued compliance with such practices is required to market both drugs and medical devices once they are approved. Failure to comply with the current good manufacturing practices regulations or other applicable legal requirements can lead to the seizure of non-complying products, injunctive relief actions brought by the federal government and potential criminal investigation and prosecution of violators and its officers and employees who are responsible for the activities that lead to the violations.

OTHER GOVERNMENT REGULATION

     The import, export, handling, transportation, sale, storage and other activities undertaken in connection with our non-medical products are subject to, or potentially subject to, significant federal, state, local and foreign government controls pertaining to hazardous chemicals, import export controls and other matters. These regulations are complex, pervasive, and constantly evolving. Our ability to effect and maintain compliance with these controls is important to our commercial success. We are not currently engaged in any activities that may require us to incur significant expenses related to environmental compliance.

     We rely predominantly on Russian and U.S. freight carriers to handle and deliver all our shipments, and utilize domestic overnight courier services for shipments to our customers. These carriers must comply with Department of Transportation regulations in the shipping and packaging of the stable isotope chemicals. We must also comply with Department of Transportation regulations when packaging material kept in inventory for domestic shipment. As required under federal and state law, we have prepared Material Safety Data Sheets, which are enclosed with each product shipment. We must periodically update these Data Sheets based on new literature reports.

     The shipments received at our Columbia, Maryland facility are subject to Federal and State regulations pertaining to hazardous chemicals and hazardous waste disposal. These shipments are stored in an area of the facility designated for such materials. We believe we are in compliance, in all material respects, with applicable federal and state environmental regulatory requirements.

     The shipments from Russian manufacturing sources now enter the U.S. duty free (without tariff). If the shipments become subject to tariff, we may not be able to sell the imported products. Further, the products may cease to be commercially viable because of these increased tariff costs.

     The Nuclear Regulatory Commission has authority to regulate importation and exports of deuterium containing chemicals whose ratio of deuterium atoms to hydrogen atoms exceed 1:5,000. At present, the deuterium containing compounds that we import do not require any special licenses or importation authorization. The Nuclear Regulatory Commission regulates exports of deuterium containing chemicals under general license. We will not be able to ship these chemicals to countries that require a special license for such shipments. None of these countries represents significant current or expected future markets for our products.

     Our facilities and employees must also comply with environmental and other regulations concerning our operations. Failure to ensure compliance with such federal, state, or local laws and regulations could have a material adverse effect on us.

     In addition, the manufacture, distribution and export of some of our current or potential products and technology may be subject to governmental controls pertaining to materials and technology that have potential military, nuclear power or nuclear weapons purposes. These controls include export license requirements or other restrictions. We may be unable to obtain or maintain such licenses. Further, the failure to obtain or maintain such licenses, or comply with other restrictions that might be placed on such manufacturing and exports, may have a material adverse effect on us and our operations.

PRODUCT LIABILITY AND INSURANCE

     Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have product liability insurance in order to protect ourselves from such potential exposures, however there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, and at an acceptable cost. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions.

EMPLOYEES

     As of July 27, 2001, we had 15 full and part-time employees. Five of our employees have Ph.D.s in scientific or engineering disciplines. Approximately five employees are involved in research and product development, two in sourcing, and eight in business development and administration. An employee's responsibilities may also encompass areas other than his or her primary area of responsibility. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     We relocated our headquarters to Golden, Colorado in December 1998, into facilities leased by IPRC. This lease expires in June 2002. Following the sale of IPRC in February 2001, we entered into a cooperation agreement with Interpro Zinc, LLC that allows us to continue to use the facility for a total cost to us of approximately $2,500 per month through December 31, 2001.

     We lease 1,750 square feet of office space in Columbia, Maryland that expires December 1, 2003. Chemotrade leases office space in Dusseldorf and Leipzig, Germany that expires July 31, 2003. IUT leases production and administration facilities in Berlin, Germany.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in an arbitration matter pending before the American Arbitration Association in Dallas, Texas (the "AAA") involving our dispute with Eagle-Picher. We filed this arbitration demand on March 26, 2001, and Eagle-Picher filed a competing claim. These competing claims have been consolidated into a single proceeding (No. 71Y1980017501) before the AAA in which Eagle-Picher is the claimant, and we are the respondent and counter-claimant.

     The matter derives from the Asset Purchase Agreement between Eagle-Picher and the Company dated November 30, 1999 and completed on December 1, 1999, which contemplated the completion of a number of different transactions:

     We sold our depleted zinc business to Eagle-Picher for total consideration of $8.2 million, of which we have received $6.7 million and Eagle-Picher has defaulted on at least the first installment of the remaining amount due.

     Eagle-Picher promised to deliver to us by no later than December 31, 2000, 200 kilograms of silicon-28 to be used in our research and development activities. Eagle-Picher has defaulted on this obligation.

     We signed a long-term isotope supply agreement with Eagle-Picher and placed an order to purchase 300 kilograms of silicon-28 pursuant to that agreement. Eagle-Picher has defaulted on this obligation.

     We gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock, however, these warrants and the underlying shares, were contingent upon the delivery of 200 kilograms of silicon-28 by Eagle-Picher by December 31, 2000. Eagle-Picher exercised its warrant, under a net exercise provision in the warrant agreement, and we issued 3,130,435 shares of our common stock to Eagle-Picher in March 2000. Because Eagle-Picher exercised its warrant pursuant to the terms of the net exercise provision, Eagle-Picher did not pay us cash. Eagle-Picher disputed our calculation and believed we should have issued it an additional 155,279 shares of common stock. We believe Eagle-Picher improperly exercised the warrant because of its failure to execute the required subscription agreement and because of its failure to deliver silicon-28 as agreed. We had retained the certificate pending Eagle-Picher's performance under its agreements, and surrendered the certificate and cancelled the shares on February 20, 2001.

     Eagle-Picher has claimed that the Company failed to disclose that a principal purchaser of depleted zinc had advised the Company that it did not intend to purchase further depleted zinc from the Company after the expiration of the then-existing purchase order. While we do not believe Eagle-Picher's claims are accurate, subsequently, Eagle-Picher negotiated a termination of this then-existing purchase order with this purchaser. The Company has denied any liability to Eagle-Picher, and has affirmatively stated that, in any event, it had fully disclosed the status of the arrangement with the purchaser to Eagle-Picher, and that no action taken or omitted by the Company has resulted in any damages to Eagle-Picher. Eagle-Picher has claimed damages of up to $10,000,000.

     Our claim for damages against Eagle-Picher includes a number of separate components, resulting under the Asset Purchase Agreement and the Isotope Supply Agreement. These components are generally as follows:

     o Eagle-Picher has failed to pay us $500,000 that was due November 30, 2000, under the Asset Purchase Agreement for the sale of our depleted zinc business. We have also claimed anticipatory breach of two additional $500,000 payment obligations due November 30, 2001 and 2002, respectively.

     o Eagle-Picher has failed to deliver to us 200 kilograms of silicon-28 on or before December 31, 2000, as required by the Asset Purchase Agreement. We gave Eagle-Picher the 30 days notice of this failure, and, after Eagle-Picher failed to cure its default during that period, we cancelled a warrant to purchase 4,000,000 shares issued to Eagle-Picher and also cancelled the underlying shares.

     o Eagle-Picher has wrongfully refused to honor a purchase order for 300 kilograms of silicon-28 which we submitted under Eagle-Picher's agreement to supply silicon-28 to us "commencing upon Eagle-Picher's completion of the delivery requirements" for the 200 kilograms of silicon-28. In addition, we are claiming anticipatory breach of the ten-year supply agreement for future years.

     Eagle-Picher's principal defense to the breach of its various obligations appears to be its claims that it is technically difficult to produce silicon-28 at Eagle-Picher's production facility in Oklahoma. Eagle-Picher refers to its inability to produce silicon-28 at its plant as a FORCE MAJEURE which Eagle-Picher believes entitles Eagle-Picher to delay its obligations to deliver silicon-28. We believe that Eagle-Picher's technical difficulties do not meet the legal definition of FORCE MAJEURE per our agreements.

     We are claiming damages against Eagle-Picher of $75,500,000. We have cancelled the warrant and the shares of common stock underlying the warrant. Eagle-Picher has denied our claims.

     Discovery has not yet commenced in this arbitration proceeding. Consequently, it is premature for us to predict any likely outcome. We intend to vigorously defend against Eagle-Picher's claim and to prosecute our own claims against Eagle-Picher until successfully resolved or a settlement is reached.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a meeting of our shareholders during the fourth quarter of the fiscal year ended April 30, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 22, 1997, our Units (consisting of one share of common stock and one Class A warrant) started trading on the Over The Counter (OTC) Bulletin Board under the symbol ISONU. In October 1997, we unbundled the Units and the common stock and Class A warrants commenced trading on the OTC Bulletin Board. Currently the trading symbols for our outstanding securities are as follows:

     Common Stock..............................    "ISON"
     Class A Warrants..........................    "ISONW"
     Class B Warrants..........................    "ISONL"
     Class C Warrants..........................    "ISONZ"

     The common stock and the Class A warrants are quoted on the Nasdaq SmallCap Market. As of July 27, 2001, we have issued 202,500 Class C warrants, 632,610 registered Class B warrants (of which 202,500 have been exercised), as well as 1,350,000 restricted Class B warrants. The Class B warrants and the Class C warrants are quoted on the OTC Bulletin Board.

     The following table sets forth the high and low bid prices for the common stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) from May 1, 1999 through July 27, 2001, as reported by OTC Bulletin Board, and beginning July 13, 2000, by the Nasdaq SmallCap Market.

                                    QUARTER ENDED
                                    JULY 31, 2001
                               (through July 27, 2001)
                               -----------------------
Common Stock (ISON)
    High                                $1.85
    Low                                 $1.14

                                     QUARTER ENDED
                                     JULY 31, 2000     OCT. 31, 2000     JAN. 31, 2001     APR. 30, 2001
                                     -------------     -------------     -------------     -------------
Common Stock (ISON)
    High                                7.0625              4.0000           2.6250            1.6250
    Low                                 3.3750              1.4375           1.0625            0.8125

                                     QUARTER ENDED
                                     JULY 31, 1999     OCT. 31, 1999     JAN. 31, 2000     APR. 30, 2000
                                     -------------     -------------     -------------     -------------
Common Stock (ISON)
    High                                  3.6250            2.1250          10.5000           17.9375
    Low                                   1.8750            0.8750           1.2500            5.5625

     As of July 27, 2001, there were approximately 76 holders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

     We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Additionally, the certificate of designation for the Series A convertible preferred stock contains restrictions on our ability to pay dividends to holders of our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

(a)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS. "FORWARD LOOKING STATEMENTS" INCLUDE STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, INTENTIONS, OR STRATEGIES REGARDING THE FUTURE. FORWARD LOOKING STATEMENTS INCLUDE: STATEMENTS REGARDING FUTURE PRODUCTS OR PRODUCTS OR PRODUCT DEVELOPMENT; STATEMENTS REGARDING FUTURE SELLING, GENERAL AND ADMINISTRATIVE COSTS AND RESEARCH AND DEVELOPMENT SPENDING, AND OUR PRODUCT DEVELOPMENT STRATEGY; STATEMENTS REGARDING FUTURE CAPITAL EXPENDITURES AND FINANCING REQUIREMENTS; AND SIMILAR FORWARD LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

     The following table sets forth operations data expressed as a percentage of net revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

                                                       Year Ended
                                                        April 30,
                                                   ------------------
                                                    2001         2000
                                                   -----        -----
Net revenues                                       100.0%       100.0%
Cost of revenues                                    77.3         79.8
                                                   -----        -----
        Gross margin                                22.7         20.2

Operating expenses:
        Selling, general and administrative         59.6         29.5
        Research and development                    14.6          9.6
                                                   -----        -----
             Total operating expenses               74.2         39.1
                                                   -----        -----
Operating (loss)                                   (51.5)       (18.9)
Other income (expense), net                         (6.3)        41.0
                                                   -----        -----
Income (loss) before income tax expense            (57.8)        22.1
Income tax expense                                  --            1.0
                                                   -----        -----
Net income (loss)                                  (57.8%)       21.1%
                                                   =====        =====


SALE OF DEPLETED ZINC BUSINESS IN DECEMBER 1999

     A primary factor that significantly affected our financial condition and results of operations in fiscal year 2000, and as fiscal 2000 compares to fiscal 2001 is the sale of our depleted zinc business to Eagle-Picher (which transaction has resulted in an arbitration proceeding as described in "ITEM 3 - LEGAL PROCEEDINGS"). Because of the one time gain associated with the Eagle Picher transaction, we believe that the financial results expressed in our fiscal 2000 financial statements are not comparable to our anticipated future operations.

NET REVENUES

     Net revenues decreased from $12,733,000 in fiscal 2000 to $7,789,000 in fiscal 2001, a decrease of $4,944,000 or 38.8%. The decrease is primarily because our net revenues from isotope product sales decreased approximately $3,788,000. This reduction is primarily because of the lack of depleted zinc revenues after the sale of the depleted zinc business to Eagle-Picher in December 1999, and the acquisition of a major customer by one of our competitors. We expect that the loss of this customer will have a short-term effect until we are able to replace the revenues generated by that customer through sales to other customers.

     Net revenues from contract research and development services sales decreased approximately $1,156,000 to $0, because of our cessation of these activities in May 2000.

     Depleted zinc revenues for fiscal 2000, through December 1999, the date we sold our depleted zinc business, were approximately $2,645,000. Accordingly, depleted zinc revenues for fiscal 2001 were $0.

     Our revenues for fiscal 2001 were also reduced as a result of our decision to cease shipping product to one of our customers who had failed to pay approximately $218,000 in invoices due. We did not accept any orders from this customer during the last six months of fiscal 2001. Revenues recognized from this customer during the first six months of fiscal 2001 were approximately $300,000. Additionally, we had ordered, based on purchase orders placed by this customer, approximately $131,000 in product specific to this customer that was charged to cost of sales during fiscal 2001.

     We do not anticipate significant revenues from sales of silicon-28 based products in fiscal 2002. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance micro-processor segment of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

     The sale of our subsidiary, IPRC, effective February 1, 2001, will not adversely affect revenues as we had ceased all revenue producing activities at IPRC effective May 1, 2000.

     International sales decreased approximately $3,045,000, to approximately $5,187,000, in fiscal 2001, from approximately $8,232,000, in fiscal 2000. International sales represented approximately 67% of net revenues in fiscal 2001, and 65% of net revenues in fiscal 2000. The dollar decrease is due primarily to the acquisition of a major customer by one of our competitors and the lack of depleted zinc revenues after the sale of the depleted zinc business to Eagle-Picher in December 1999. The percentage increase is primarily attributable to significantly lower domestic revenues from IPRC substantially offset by a decrease in international revenues during fiscal 2001. Lower depleted zinc sales had a comparable effect on both international and domestic sales on a percentage basis.

GROSS MARGIN

     Gross margin decreased approximately $807,000, to approximately $1,770,000, in fiscal 2001, from approximately $2,577,000, in fiscal 2000. On a percentage of net revenues basis gross margin increased 2.5 percentage points to approximately 22.7% in fiscal 2001, from approximately 20.2%, in fiscal 2000. The dollar decrease is due to the sale of the depleted zinc business in December 1999, the cessation of contract research and development service activities in May 2000, and the recent acquisition of a major customer by one of our competitors. The percentage increase is due to increases in the margins on the sale of stable and radioisotopes and the cessation of contract research and development services which typically had lower margins. The percentage increase was partially offset by a decrease in sales of depleted zinc which was typically a higher margin product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased approximately $891,000, to approximately $4,645,000, in fiscal 2001, from approximately $3,754,000, in fiscal 2000. On a percentage of net revenues basis selling, general and administrative expenses increased approximately 30.1 percentage points to approximately 59.6% in fiscal 2001, from approximately 29.5%, in fiscal 2000. The dollar increase is primarily attributable to increased usage of professional services including legal, business development and accounting services, increased bad debt expense resulting from the net write off of $96,000 attributable to a single customer, and remediation expenses related to the Golden, Colorado facility that was leased by the Company. During fiscal 2001 we recognized a $270,000 expense to remediate the Golden, Colorado facility that was leased by the Company. The lease and related remediation liability were assumed by the buyers of IPRC effective February 1, 2001. The dollar increase in fiscal 2001 was partially offset by the sale of our subsidiary, IPRC, effective February 1, 2001. The percentage increase was caused by significantly lower revenues and higher levels of spending.

RESEARCH AND DEVELOPMENT EXPENSES

     Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies. Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses are significant. During fiscal 2001 and 2000, research and development expenses were approximately $1,134,000 and $1,224,00, respectively.

We cannot offer any assurance that our current or future lines of business or products resulting for our research and development efforts will be profitable or generate significant revenues.

     Research and development expenses decreased approximately $90,000, to approximately $1,134,000, in fiscal 2001, from approximately $1,224,000, in fiscal 2000. On a percentage of net revenues basis research and development expenses increased approximately 5.0 percentage points to approximately 14.6% in fiscal 2001, from approximately 9.6%, in fiscal 2000. The dollar decrease is primarily related to decreased research and development expenses associated with silicon-28 product development. This decrease is due primarily to the failure of Eagle-Picher to meet its obligation to deliver 200 kilograms of silicon-28 as described in "ITEM 3 - LEGAL PROCEEDINGS". The dollar decrease in fiscal 2001 was partially offset by an increase in research and development costs associated with the development of our zinc recovery and recycling project prior to the sale of our subsidiary, IPRC on February 1, 2001. The percentage increase is primarily attributable to lower revenues as described above.

     We believe that the development and introduction of new product applications is critical to our future success. We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services, but will likely continue to vary as a percentage of revenues because of the timing and amount of future revenues. We operate no facilities of our own for research and development. All research and development work is performed by outside entities, none of which we control. None of the companies that currently perform research and development work for us do so on an exclusive basis.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net includes interest income and expense, gains or losses on the sale of lines of businesses or subsidiaries, impairment write-downs related to contract research and development assets held by IPRC and foreign currency gains and losses. Other income (expense), net decreased approximately $5,708,000, to approximately ($489,000), in fiscal 2001, from approximately $5,219,000, in fiscal 2000. Interest expense decreased by approximately $319,000 due to lower debt levels following the sale of our depleted zinc business. During Fiscal 2001, we also realized a gain of approximately $59,000 on the sale of IPRC. These increases in other income were offset by a decrease of approximately $5,296,000 related to the initial gain recognized on the sale of the depleted zinc business to Eagle-Picher in fiscal year 2000 and the reversal of $208,000 of additional gain from the depleted zinc sale recognized in fiscal 2000. In addition, in fiscal 2001 we recorded impairment losses of approximately $354,000 related to contract research and development assets held by IPRC. During fiscal 2001 we also realized a foreign currency loss of approximately $66,000 upon translation of the German Mark financial statements of Chemotrade to US dollars. During fiscal 2000, we recognized a gain of $110,000 resulting from the favorable settlement of a dispute with a vendor.

     Part of the consideration for the depleted zinc sale was a $1.5 million note payable in three installments of $500,000 on November 30, 2000, 2001 and 2002. Eagle-Picher failed to make the first additional payment due November 30, 2000. We had been recognizing the contingent gain of $1,500,000 on a straight-line basis over the thirty-six month period (approximately $41,667 per month), as an unaffiliated supplier performed under a contract that was assigned to Eagle-Picher. Through November 1, 2000, we had recognized $458,000 of the additional gain. As of November 1, 2000, we ceased recognizing any additional gain and reversed the previously recognized $458,000.

INCOME TAXES

     We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. While we recognized a taxable gain upon the sale of our depleted zinc product line, the tax expense incurred was offset by the realization of previously unrecognized deferred tax assets related to the net operating losses used to offset the taxes paid. As a result, for fiscal 2000, our reported tax expense was limited to the taxes payable in Germany on the income of our Chemotrade subsidiary.

     The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such we have provided a valuation allowance against the deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund. We anticipate receiving a tax refund of approximately $419,000 from the Internal Revenue Service resulting from a carry-back claim associated with the current year taxable loss. This refund will be received after we file our fiscal year 2001 consolidated tax return.

     Income tax expense was $0 for fiscal 2001, and approximately $129,000 for fiscal 2000. Both of the United States entities and the Chemotrade subsidiary in Germany had net losses in fiscal 2001 and as a result did not have income tax expense.

 NET INCOME (LOSS)

     We recognized a net loss of approximately $4,498,000 for fiscal 2001, as compared to net income of approximately $2,689,000 for fiscal 2000. Losses, as incurred during the current fiscal year, of this magnitude will likely continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects. The net income recorded for fiscal 2000, was the result of the $5,296,000 gain recognized on the sale of our depleted zinc business to Eagle-Picher on December 1, 1999. Without this one-time gain, we would have recognized a net loss in fiscal 2000.

     Net income in future years will be dependent on our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Because of our continuing research and development efforts on new products, we do not expect to generate any significant increase in net revenues in fiscal 2002. Consequently, we anticipate that the operations in fiscal 2002 will result in a significant loss unless we are able to increase our revenues from our existing products or generate additional sales from the new products we may develop.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital and liquidity have eroded significantly during fiscal 2001. Working capital decreased approximately $2,145,000, to approximately $1,609,000, at the end of fiscal 2001, from approximately $3,754,000, at the end of fiscal 2000.

     Our principal sources of funding have been cash from the sales of lines of business, sales of common and preferred stock and borrowed funds. We used cash in operations of approximately $3,147,000 and $4,327,000 during fiscal 2001 and 2000, respectively. Our investing activities used cash of approximately $43,000 and provided cash of approximately $6,715,000 during fiscal 2001 and 2000, respectively. The cash provided in fiscal 2000 was primarily due to proceeds from the sale of the depleted zinc business to Eagle-Picher on December 1, 1999.

     Financing activities generated cash of approximately $895,000 and $545,000 for fiscal 2001 and 2000, respectively. Cash provided by financing activities during fiscal 2001 resulted primarily from the December 13, 2000 issuance of units, comprised of one share of common stock bundled with two Class B warrants for cash of approximately $675,000 and the exercise of stock options for approximately $208,000. Cash provided by financing activities during fiscal 2000 resulted primarily from the issuance of convertible preferred stock for cash of approximately $2,250,000, the issuance of common stock for cash of approximately $94,000 and proceeds from the issuance of long-term debt of approximately $75,000. Net repayments on a line of credit and other borrowings of approximately $1,931,000 were the primary uses of cash in financing activities during fiscal 2000.

     The private placement agreement associated with the private placement completed on December 13, 2000 required that we effectively register the common stock and the common stock underlying the Class B common stock warrants by June 14, 2001 or certain penalty provisions as defined, would apply. As we were unable to complete the effective registration of such shares by June 14, 2001, on July 26, 2001, we rectified the situation by issuing an additional 112,500 shares of common stock and an additional 675,000 Class B warrants to the accredited investors of the private placement.

     On April 30, 2001, we completed an exchange offer whereby the holders of Class A warrants could exchange each Class A warrant for a Class B warrant. In order to participate in the exchange offer, each holder of the Class A warrants was required to submit their election by April 30, 2001. As of April 30, 2001, 124,400 of the 810,000 Class A warrants had been processed and exchanged for Class B warrants. As of June 20, 2001, 632,610 of the Class A warrants have been exchanged for Class B warrants.

     At April 30, 2001 we had approximately $1,090,000 of cash and cash equivalents, a decrease of approximately $2,295,000, compared to $3,385,000 as of April 30, 2000. The decrease is largely attributable to funding our net loss with our existing working capital.

     Two events adversely impacted our cash and working capital position at April 30, 2001. The first adverse event was that we were forced to settle in the amount of $122,000 related accounts receivable of $218,000 and $131,000 of specialized product we had purchased based on purchase orders placed by this customer that we wrote off. The second adverse event was Eagle-Picher's failure to make the annual installment payment of $500,000 due November 30, 2000, related to the sale of our depleted zinc business.

     On July 29, 1999, we completed a $2,745,000 private placement financing to a limited number of accredited investors (including some creditors who converted debt). We issued 1,830,000 units, each consisting of one share of Series A convertible preferred stock and one warrant. We received cash proceeds of $2,250,000 and converted $425,000 of long-term debt in connection with the private placement. Each share of the Series A convertible preferred stock is convertible into one share of our common stock at a conversion price of $1.50. The liquidation preference for the Series A convertible preferred stock is $1.50. Each warrant allowed the investor to purchase one share of Isonics common stock for $3.75 through July 29, 2002. We granted registration rights to the holders of the shares of common stock underlying the Class A convertible preferred stock and the warrants.

     Under the terms of the preferred stock private placement on July 29, 1999, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of potential dilution triggered by the December 13, 2000 private placement, we issued an additional 146,301 common stock warrants to the preferred shareholders and reduced the exercise price to $3.52 on all related warrants in order to satisfy the anti-dilution provisions.

     As a result of the exchange offer completed on April 30, 2001 and the issuing of the additional 112,500 shares of common stock and an additional 675,000 Class B warrants to the accredited investors of the December 13, 2000 private placement; on July 26, 2001 we issued approximately 255,000 additional common stock warrants and reduced the exercise price on all related warrants to $3.17 in order to satisfy the anti-dilution provisions related to the July 29, 1999 private placement.

     The purchase agreement relating to the acquisition of Chemotrade required that the former shareholders of Chemotrade receive additional consideration in the event that defined levels of pretax earnings are achieved for fiscal 2001. As a result of the performance of Chemotrade during fiscal 2001, we are required to pay the former shareholders of Chemotrade contingent consideration of approximately $114,000 during fiscal 2002. There are no other events of contingent consideration under the terms of the purchase agreement.

     As of July 27, 2001 we have no material agreements with banks or other financial institutions to borrow funds. Chemotrade has one unsecured revolving line of credit for DM 400,000 (approximately $182,000) that we have not utilized to date.

     We expect that our working capital will continue to decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able even to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. We have sufficient cash available to fund our working capital requirements for approximately 5 months.

     We continue to pursue several items that will help us meet our future cash needs. We expect to receive an income tax refund of approximately $419,000 resulting from a carry-back claim associated with the current year taxable loss. In addition, we continue to aggressively pursue our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in Fiscal 2002 (see "ITEM 3 - LEGAL PROCEEDINGS"). Management is also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our proposed acquisition of SEI (see "ITEM 1 - BUSINESS"). Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

(b)  RISK FACTORS

     An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below before deciding whether to invest in or continue to hold our common stock. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually materializes, the business, financial condition, and results of operations could be materially and adversely affected. In such a case, the trading price of our common stock could decline, and you could lose all or part of your investment.

UNLESS WE ARE ABLE TO DEVELOP AND SELL NEW PRODUCTS PROFITABLY, WE MAY BE UNABLE TO REMAIN COMPETITIVE, FURTHERING THE LIKELIHOOD THAT OUR LOSSES AND NEGATIVE CASH FLOW WILL CONTINUE

     We have not operated profitably since our 1996 fiscal year. We recognized net income for the year ended April 30, 2000, only because of the gain recognized on the sale of our depleted zinc assets to Eagle-Picher. In addition, through November 30, 1999, our revenues had historically been derived from our depleted zinc operations.

     As a consequence of our sale of the depleted zinc operations, our operations and our ability to generate revenues are more heavily dependent upon our ability to develop new products using stable and radioactive isotopes, and to market and sell those products profitably. We may be unable to develop products that can be profitably marketed and sold, which may prevent us from paying creditors as debts are due, and, in turn, may materially impact our ability to continue our business operations. SEE "ITEM 1 - BUSINESS."

WE ARE CRITICALLY SHORT OF WORKING CAPITAL

     We are critically short of working capital for our operations for a number of reasons. These reasons include:

     o Eagle-Picher's failure to pay the cash amounts it owes to us under our contractual arrangements;

     o Eagle-Picher's failure to deliver 200 kilograms of silicon-28 to us, resulting in our need to use our capital to purchase the silicon-28 from other suppliers and a delay in our ability to complete our research and development program for silicon-28, resulting in a delay in our ability to achieve revenues from silicon-28; and

     o    Continuing operating losses and negative cash flow.

     It is possible that the following circumstances may develop and may further adversely impact our available working capital:

     o unanticipated expenses in developing our new products or in producing or marketing our existing products;

     o the necessity of having to protect and enforce our intellectual property rights;

     o    technological and market developments; and

     o a corporate decision to expand our production capacity through capital investment or acquisition.

We may not be able to obtain equity or debt financing on reasonable terms when we need such financing. The unavailability of additional financing, when needed, could have a material adverse effect on our business. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS," AND "BUSINESS."

Our current working capital shortage resulted in our auditors issuing an opinion on our financial statements indicating a substantial doubt regarding our ability to continue as a going concern.

WE HAVE INCURRED DILUTION TO OUR EXISTING SHAREHOLDERS IN ORDER TO PROVIDE THE NECESSARY WORKING CAPITAL AND WE MAY BE REQUIRED TO INCUR ADDITIONAL DILUTION, WHICH MAY BE SUBSTANTIAL

     To alleviate cash shortages resulting from the foregoing, on December 13, 2000, we sold 337,500 units consisting of one share of our common stock and two Class B warrants for $675,000 to a group of accredited investors. As a result of subsequent adjustments, we issued an additional 112,500 shares of common stock and an additional 675,000 Class B warrants.

     The exercise of the Class A warrants, the Class B warrants, and/or the Class C warrants may provide us with some additional financing, but it is likely that no warrants will be exercised unless the market price is in excess of the exercise price ($1.50 per share for the Class B warrants, and $2.50 per share for the Class C warrants). Any such exercise will result in additional dilution to our shareholders.

     Furthermore, our efforts to raise working capital have resulted in dilution adjustments to our outstanding common stock warrants associated with the preferred stock private placement completed on July 29, 1999. These dilution adjustments did not result in any additional investment in Isonics, but resulted in the issuance of approximately 401,301 additional common stock warrants for no additional consideration and reduced the exercise price to $3.17 for all related common stock warrants.

     If we are successful in raising additional working capital, we may incur additional dilution adjustments which will further dilute the investment of our existing shareholders. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS," AND "BUSINESS."

OPERATIONS IN RUSSIA, THE REPUBLIC OF UZBEKISTAN, AND THE REPUBLIC OF GEORGIA MAY BE DISRUPTED BECAUSE OF A VOLATILE POLITICAL AND ECONOMIC CLIMATE BEYOND OUR CONTROL, WHICH COULD ADVERSELY AFFECT OUR SUPPLY OF RAW MATERIALS.

     Operations in Russia, the Republic of Uzbekistan, and the Republic of Georgia entail risks. The former republics of the Soviet Union including Uzbekistan and Georgia are experiencing political, social and economic change as they obtain independence from the former central government in Moscow. Some of the republics, including Russia, Uzbekistan and Georgia, are attempting to transition from a central-controlled economy toward a market-based economy. These changes have involved, in some cases, armed conflict. The political or economic instability in these republics may continue or worsen. The supply of stable and radioactive isotopes could be directly affected by political, economic and military conditions in Russia, Uzbekistan and Georgia.

     We are dependent on suppliers from Russia, Uzbekistan, and Georgia for approximately 90% of our stable isotopes and 90% of our radioisotopes. Accordingly, our operations could be materially adversely affected if hostilities in Russia, Uzbekistan, or Georgia should occur, if trade between Russia, Uzbekistan and/or Georgia and the United States were interrupted, if political conditions in Russia, Uzbekistan or Georgia disrupt transportation or processing of our goods, if laws or government policies concerning foreign business operations in Russia, Uzbekistan or Georgia change substantially, or if tariffs are introduced. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" and "BUSINESS."

BECAUSE WE DEPEND UPON FEW CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES, OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED IF WE LOSE ANY ONE OF THESE CUSTOMERS

     Five customers accounted for approximately 41% of our net revenues for the year ended April 30, 2001. Two customers accounted for approximately 34.9% of the German segment's revenue for the year ended April 30, 2001. While our goal is to diversify our customer base, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues for the foreseeable future. Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotope products ordered from us. A termination of a customer relationship, or change, reduction and/or delay in orders could materially harm us. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" AND "BUSINESS."

IF DEMAND FOR OUR PRODUCT GROWS SUDDENLY, WE MAY LACK THE RESOURCES TO MEET DEMAND OR WE MAY BE REQUIRED TO INCREASE OUR CAPITAL SPENDING SIGNIFICANTLY

     We have experienced, and may again experience, periods of rapid growth that place a significant strain on our financial and managerial resources. We have increased the number and type of products we offer to our customers in our effort to replace the cash flow reduction that occurred as a result of the sale of our depleted zinc operations, and we are continuing to look for new products to offer; through our research and development efforts we are also attempting to develop additional products and lines of business. Our ability to manage growth effectively, particularly given our increasing scope of operations, will require us to continue to implement and improve our management, operational and financial information systems, and will require us to develop the management skills of our personnel and to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our business, financial condition and results of operations. SEE "BUSINESS."

BECAUSE WE ARE DEPENDENT UPON OUR KEY PERSONNEL FOR OUR FUTURE SUCCESS, IF WE FAIL TO RETAIN OR ATTRACT KEY PERSONNEL, OUR BUSINESS WILL BE ADVERSELY AFFECTED

     Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; Herbert Hegener, Managing Director of Chemotrade, and Steve Burden, Vice President of Semiconductor materials . We have applied for $1,000,000 of key man life insurance on the lives of Messrs. Alexander and Rubizhevsky to replace a policy that has lapsed, and both are covered by employment agreements extending through September 2001 (although either individual may terminate his agreement earlier at his discretion). Mr. Hegener is covered by an employment agreement extending through December 2001. Mr. Burden is covered by an employment agreement with an indefinite term that provides at-will employment, terminable at any time by either party.

     We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations. SEE "MANAGEMENT."

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WHICH WOULD REDUCE OUR COMPETITIVE ADVANTAGE

     We rely primarily on a combination of trade secrets, confidentiality procedures, and contractual provisions to protect our technology. Despite our efforts to protect our technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights to information, materials and intellectual property that we regard as proprietary, and that are protected under the laws of the United States. We may not be able to protect our proprietary interests, or our competitors may independently develop similar technology or intellectual property. If either one of these situations occurs, we may lose existing customers and our business may suffer. SEE "BUSINESS."

     The validity of any of the patents licensed to us, or that may in the future be owned by us, may not be upheld if challenged by others in litigation. Further, our products or technologies, even if covered by our patents, may infringe upon patents owned by others. We could incur substantial costs in defending suits brought against us, or any of our licensors, for infringement, in suits by us against others for infringement, or in suits contesting the validity of a patent. Any such proceeding may be protracted. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patent by clear and convincing evidence. If the outcome of any such litigation were adverse to our interests, our business would be materially adversely affected.

     We may choose not to seek patent protection and may rely on trade secrets and other confidential information to protect our technology. We require all employees, directors, and consultants to sign confidentiality agreements, intellectual property assignment and non-disclosure agreements. We may enter into agreements with some employees pursuant to which the employee is entitled to a small royalty relative to products developed by Isonics based upon the employee's inventions. We cannot be certain that these persons will honor the terms of those agreements. If an employee, director or consultant breaches the confidentiality provisions, we may lose customers to our competitors.

WE FACE TECHNOLOGICAL CHANGE AND INTENSE COMPETITION BOTH DOMESTICALLY AND INTERNATIONALLY WHICH MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS PROFITABLY

     Although we do not believe that any entity produces a complete range of stable enriched isotopes for commercial sale, many of our competitors have significantly greater funding than do we and may be able to develop products which are competitive with our products. SEE "BUSINESS."

     Further, it is possible that future technological developments may occur. The market for our isotope products is characterized by rapidly evolving technology and continuing process development. Our future success will depend upon our ability to develop and market isotope products that meet changing customer and technological needs on a cost effective and timely basis. Specifically, the failure by Eagle-Picher to provide us with silicon-28 has hindered, and may continue to hinder, our research and development activities, which then negatively affects our ability to remain competitive. If we fail to remain competitive by anticipating the needs of our customers and our customers contract with other suppliers, our operation could be materially and adversely affected.

WE COULD BE SUBJECT TO ENVIRONMENTAL REGULATION BY FEDERAL, STATE AND LOCAL AGENCIES, INCLUDING LAWS THAT IMPOSE LIABILITY WITHOUT FAULT, WHICH COULD ADVERSELY AFFECT OUR WORKING CAPITAL, SHAREHOLDERS' EQUITY AND PROFITABILITY

     We could become subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during the isotope product delivery and manufacturing process, although we do not believe that there is any such regulation directly applicable to our current operations. Regulations that become applicable to our operations in the future could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with governmental regulations. Historically, our costs of compliance with environmental regulations have not been material. In the quarter ended October 31, 2000, we recognized a $270,000 expense to remediate the Golden, Colorado facility. The lease and this liability were assumed by the buyers of IPRC effective February 1, 2001. SEE "BUSINESS."

WE ARE CONTROLLED BY ONLY A FEW OFFICERS AND DIRECTORS AND, CONSEQUENTLY, PURCHASERS OF OUR SHARES WILL HAVE VERY LITTLE ABILITY TO ELECT OR CONTROL OUR MANAGEMENT

     Even if all outstanding warrants and stock options are exercised and convertible securities are exchanged for common stock, our directors and officers will beneficially own 28.67% of the outstanding shares of common stock as of July 27, 2001, and, accordingly, may have the ability to elect a majority of the directors of Isonics and otherwise control the company. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders. SEE "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

WE RISK EXPOSING OURSELVES TO AN ABOVE-POLICY LIMIT PRODUCT LIABILITY CLAIM, WHICH COULD ADVERSELY AFFECT OUR WORKING CAPITAL, SHAREHOLDERS' EQUITY AND PROFITABILITY

     The use of our radioisotopes in radiopharmaceuticals and in clinical trials may expose us to potential product liability risks that are inherent in the testing, manufacture, marketing, and sale of human diagnostic and therapeutic products. We currently have product liability insurance; however, there is a risk that our insurance would not cover completely or would fail to cover a claim, in which case we may not have the financial resources to satisfy such claims, and the payment of claims would require us to use funds that are otherwise needed to conduct our business and make our products. SEE "BUSINESS."

OUR COMMON STOCK IS VULNERABLE TO PRICING AND PURCHASING ACTIONS THAT ARE BEYOND OUR CONTROL AND, THEREFORE, PERSONS ACQUIRING OUR SHARES OR WARRANTS MAY BE UNABLE TO RESELL THEIR SHARES OR WARRANTS AT A PROFIT AS A RESULT OF THIS VOLATILITY

     The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, and other events and factors. The securities markets themselves have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing and development schedules, technological innovations or new products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, economic and other external factors, all affect the market price of our securities. IN ADDITION, THE REALIZATION OF ANY OF THE RISKS DESCRIBED IN THESE "RISK FACTORS" COULD HAVE A SIGNIFICANT AND ADVERSE IMPACT ON SUCH MARKET PRICES. SEE "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

SEC PENNY STOCK REGULATIONS MAY LIMIT THE ABILITY TO TRADE OUR SECURITIES ON THE NASDAQ SMALL CAP MARKET

     Although our common stock and Class A warrants are currently quoted on the Nasdaq SmallCap Market, our common stock has in the past been subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share. We have, at times in the past, been included within the SEC Rule 3a-51 definition of a penny stock. When our common stock is considered to be a "penny stock", trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

     Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market. To the extent we are able to maintain our listing on the Nasdaq SmallCap Market, we will not be subject to these penny stock rules. Reasons for being unable to maintain our listing on the Nasdaq Small Cap Market include:

     o the inability to maintain a bid price for our common stock of $1.00 for the requisite period of time and

     o the inability to maintain the minimum net tangible assets, market capitalization or net income necessary for listing.

     We may not be able to maintain our listing unless we are able to increase our net tangible assets to $2.0 million (as of April 30, 2001 our net tangible assets were only $1.850 million) or market capitalization to $35.0 million (as of July 27, 2001 our market capitalization was approximately $11.266 million). The time required for meeting these thresholds is contingent on any action (or inaction) by Nasdaq with respect to our listing. We have not received any notification from Nasdaq regarding our failure to meet these thresholds. SEE "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

FUTURE SALES OF OUR COMMON STOCK MAY CAUSE OUR STOCK PRICE TO DECLINE

     Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of July 27, 2001, approximately 4,779,925 shares of common stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

     Approximately 98% of the restricted shares of our common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. SEE "SHARES AVAILABLE FOR FUTURE SALE."

OUTSTANDING SERIES A PREFERRED STOCK, OPTIONS AND WARRANTS MAY MAKE IT DIFFICULT FOR US TO OBTAIN ADDITIONAL CAPITAL ON REASONABLE TERMS

     As of July 27, 2001, we had outstanding preferred stock convertible into, and options and warrants to purchase, an aggregate of 7,451,530 shares of common stock. As long as these shares of convertible preferred stock ("Series A convertible preferred stock") remain outstanding and the options and warrants remain unexercised, the terms under which we could obtain additional capital may be adversely affected because any new investors will perceive that these lower priced securities offer a risk of substantial potential dilution. Depending on the market price for our common stock as reported by Nasdaq and other sources, new investors frequently prefer to negotiate prices that are at or below the conversion price or exercise price of existing securities. SEE "ISONICS' CAPITAL STOCK."

PROVISIONS IN OUR CHARTER DOCUMENTS COULD PREVENT OR DELAY A CHANGE IN CONTROL, WHICH COULD DELAY OR PREVENT A TAKEOVER

     Our Articles of Incorporation authorize the issuance of "blank check" preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control, although we do not currently intend to issue any additional series of our preferred stock. See "ISONICS' CAPITAL STOCK."

PROVISIONS IN OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS TO THE FULL EXTENT PERMITTED BY CALIFORNIA LAW, WHICH COULD REQUIRE US TO DIRECT FUNDS AWAY FROM OUR BUSINESS AND PRODUCTS

     Our Bylaws provide for indemnification of officers and directors to the full extent permitted by California law, our state of incorporation. We may be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys' fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our products, thereby affecting our ability to attain profitability. This could cause our stock price to drop. See "SECURITIES AND EXCHANGE COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES."

OUR SHAREHOLDERS SHOULD NOT RELY UPON DIVIDENDS TO GENERATE INCOME BECAUSE IT IS UNLIKELY WE WILL EVER PAY DIVIDENDS

     We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the future. The future payment of dividends is directly dependent upon our future earnings, capital requirements, financial requirements, and other factors to be determined by our Board of Directors. It is anticipated that future earnings, if any, which may be generated from our operations, will be used to finance our growth, and that cash dividends will not be paid to our stockholders. Because our common stock does not generate a steady stream of income for our stockholders, the only profit or gain our shareholders can hope to realize by virtue of their investment is that our stock will appreciate in value, which it may not do. See "MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

THE TOTAL OF OUR AUTHORIZED, UNISSUED AND UNRESERVED COMMON STOCK IS INADEQUATE TO IMPLEMENT OUR LONG-TERM BUSINESS STRATEGIES

     As of July 27, 2001, the number of shares of common stock outstanding was 9,310,975. Including shares reserved for issuance under option plans and outstanding options, warrants (including the Class C warrants underlying the Class B warrants) and convertible securities, we have 19,760,095 shares of common stock issued or reserved for issuance. This leaves only 239,905 shares of our common stock remaining authorized, unissued, and unreserved. Our board of directors does not believe that this total of authorized, unissued, and unreserved shares is adequate to implement our long-term business strategies. Therefore, the board of directors intends to propose a substantial increase in our authorized capital for consideration by our shareholders at our next shareholders' meeting tentatively scheduled for October 2001.

     However, we may not be able to obtain approval of an increase in our authorized capitalization at the upcoming shareholders' meeting and (if we are unable to increase our authorized capitalization at the next shareholders' meeting) we may be unable to raise necessary working capital due to the inability to issue equity.

FORWARD-LOOKING STATEMENTS MADE IN THIS REGISTRATION STATEMENT MAY PROVE TO BE INACCURATE

     In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Isonics to be different from any future results, performance and achievements expressed or implied by these statements.

ITEM 7. FINANCIAL STATEMENTS

     The information required by this item begins on page F-1 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) AND (b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and ages of Isonics' directors and executive officers, and the positions held by each such person as of June 30, 2001. Each of the directors holds office for a term of one year or until the next annual shareholders' meeting which is currently scheduled for October 2001, and until the earlier of his or her successor's election and qualification, or until his or her death, resignation or removal. Each officer serves at the discretion of the Board.

NAME                               AGE       POSITION
----                               ---       --------
James E. Alexander                  52       President, Chief Executive Officer, Treasurer,
                                             Chief Financial Officer and Chairman of the Board
Boris Rubizhevsky                   50       Senior Vice President, Vice Chairman and Director
Daniel J. Grady                     46       Vice President, Life Sciences
Stephen J. Burden                   52       Vice President, Semiconductor Materials and Secretary
Herbert Hegener                     53       Managing Director of Chemotrade
Lindsay A. Gardner (1)(2)           49       Director
Richard Parker (1)(2)               57       Director
Larry J. Wells (1)(2)               58       Director

--------------
(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.

     JAMES E. ALEXANDER is our co-founder. He has served as our President, Chief Executive Officer and as a director since our inception. Mr. Alexander has worked full-time for Isonics since January 1994. From June 1972 to December 1993, he worked in a variety of technology positions at General Electric Corporation in the aircraft engine and nuclear power divisions, most recently as Manager of Technology Programs. Mr. Alexander received his Bachelors degree in Metallurgical Engineering from the University of Cincinnati and performed graduate work in materials science there. He earned a Masters degree in Business Administration from Santa Clara University.

     BORIS RUBIZHEVSKY is a co-founder of Isonics and has been Senior Vice President and a director since our inception. Mr. Rubizhevsky became Vice Chairman in March 1997 and has worked exclusively for Isonics during this time. From November 1986 through December 1994, he owned and operated SAR Marketing, a consulting firm providing business advice and services to large multinational corporations. From June 1977 to May 1986, Mr. Rubizhevsky worked at General Electric Corporation as Business Development Manager in various international locations. He received his Bachelors degree in Engineering from Stevens Institute of Technology.

     DR. DANIEL J. GRADY joined us as Vice President, Medical, Research and Diagnostics in 1995. From March 1994 through September 1995, Dr. Grady was Vice President of Research and Development at Sopha Medical Systems, a medical diagnostic imaging equipment manufacturer. From April 1991 until March 1994, he served as Marketing Manager, Nuclear Energy for General Electric Corporation. From May 1988 through March 1991, Dr. Grady served as Software Engineer Manager, Nuclear Medicine for General Electric in England. From October 1984 through May 1988, he served as Clinical Applications Manager for General Electric Nuclear Medicine. Between June 1981 and October 1984, he served as Engineering Analysis Section Head for TRW. Dr. Grady received his Bachelors and Masters degrees and Ph.D. in Nuclear Engineering from the University of Michigan.

     DR. STEPHEN J. BURDEN joined us in January 1997 as Director of Research & Development. He was promoted to Vice President, Semiconductor Materials effective January 1, 1999. From 1993 to 1997, Dr. Burden was Director of Product Development at sp3, Inc., a manufacturer of diamond-coated tools. From 1984 to 1993, he was Manager of Advanced Materials R&D at GTE Valenite, a subsidiary of GTE Corporation, a manufacturer of cutting tools. From 1974 to 1984, Dr. Burden was employed by General Electric Corporation in various capacities. Dr. Burden received his Ph.D. and Masters of Science degrees in Materials Science and Engineering from Drexel University, and his Bachelors degree in Science Engineering from Northwestern University. Dr. Burden also has an MBA from the University of Michigan.

     HERBERT HEGENER is a co-founder of Chemotrade and has served as its President since its formation in 1991. From 1988 to 1991, Mr. Hegener was with Medgenix Deutschland GmbH-Dusseldorf, Germany. He was Medgenix Deutschland's Managing Director when he left Medgenix Deutschland to found Chemotrade. From 1973 to 1988, Mr. Hegener worked at the Hempel Group, Dusseldorf, Germany, in various management positions. Mr. Hegener is a specialist in stable and radioactive isotopes. He has degrees in chemistry and economics.

     LINDSAY A. GARDNER was elected a director in September 1993. Ms. Gardner is currently Director, Corporate Development and Strategic Planning for Menasha Corporation. From 1991 to 2001, Ms. Gardner was President of LG Associates, a U.S.-based management consulting firm providing strategic planning and materials management expertise to foreign company affiliates of U.S. companies in developing countries. During her tenure at LG Associates, Ms. Gardner resided in Moscow, Russia from September 1991 to January 1994, and Beijing, China from January 1994 to April 2000. She currently resides in Appleton, Wisconsin. From 1977 to 1991, Ms. Gardner worked for General Electric Corporation in a variety of management and functional positions including international marketing, quality assurance and supply chain management. Ms. Gardner received a Bachelors degree in International Economics from The George Washington University Elliott School of International Affairs and earned a Masters of Business Administration from the University of Louisville.

     RICHARD PARKER has served as a director since August 1998. Mr. Parker is presently Vice-President of Distribution Sales for Cypress Semiconductor and has held that position since December 1997. Previously, Mr. Parker was Director of Sales for Cypress from April 1984 to December 1997. Prior to joining Cypress, he held various sales and marketing management positions at Fairchild Semiconductor from 1973 to 1984. He received a Bachelors degree in Education from the University of North Dakota.

     LARRY J. WELLS was elected a director of Isonics in January 2000. Since 1989, Mr. Wells has been a general partner of SVP Management Company, the management company for Sundance Venture Partners, L.P., a venture capital fund. From 1983 to 1989, Mr. Wells served as Vice President of Citicorp Venture Capital. He left Citicorp to become Senior Vice President of Inco Venture Capital. Mr. Wells is also a director of Cellegy Pharmaceuticals, Identix, Inc., as well as several privately held companies. Mr. Wells received his Bachelors degree in Economics and earned a masters degree in Business Administration from Stanford University. Mr. Wells was previously a director of Isonics from September 1996 through December 1998.

(c), (d), AND (e) There are no significant employees who are not also directors or executive officers. There were and are no family relationships among the officers, directors or any person chosen by Isonics to become a director or officer. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. None of our directors is also a director of another company which has a class of securities registered under Section 12 of the Securities Exchange Act of 1934, or which is subject to the reporting requirements of Section 15(d) of that act.

(f)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     Based on information submitted by the directors and executive officers, none of the directors or executive officers are involved in, or have been involved in, legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

(g)  PROMOTERS AND CONTROL PERSONS.

     Not applicable.


(h)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

SECTION 16(a) DISCLOSURE

     Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires Isonics' directors, executive officers and persons who own more than ten percent of a registered class of Isonics' equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Isonics. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Isonics with copies of all Section 16(a) forms they file.

     To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to Isonics' officers, directors and greater than ten percent beneficial owners were complied with exception (or in addition) to the following during the fiscal year ended April 30, 2001 and subsequently:

1. Dr. Cuttriss and his affiliate, Metallurgy International, Inc., jointly filed a Form 3 in February 2000. Dr. Cuttriss became subject to the Section 16(a) reporting requirements when he became an executive officer of Isonics in May 1998. A joint filing of two Form 4s was also made in February 2000 reporting transactions that occurred in July 1999 and September 1999, which Dr. Cuttriss amended in May 2000. Dr. Cuttriss and Metallurgy International are no longer affiliates of Isonics effective February 1, 2001.

2. Mr. Herbert Hegener filed Forms 4 in August 2000 reporting sales that took place in May, June and July of 2000.

3. Eagle-Picher Technologies, LLC became subject to the Section 16(a) reporting requirements when it became a greater than 10% beneficial owner in December 1999. Eagle-Picher filed a Form 3 in March 2000. Eagle-Picher attempted to exercise warrants in March 2000 but, to our knowledge has not yet filed a Form 4 reporting the attempted exercise. Eagle-Picher has also not yet filed an amendment to its Schedule 13D reporting this attempted exercise. In February 2001 we cancelled the shares (subsequent to canceling the warrant) and we have notified Eagle-Picher of the cancellation. To the knowledge of Isonics, Eagle-Picher has not filed any report with the Securities and Exchange Commission regarding the cancellation of the shares.

4. Mr. Alexander filed a Form 4 after July 10, 2000, reporting a transfer of 536,000 shares in June 2000. Mr. Alexander transferred 500,000 of these shares to his wife who continues to own these shares.

SHORT-SWING LIABILITY

     On behalf of Metallurgy International, Inc., an affiliate of Dr. Cuttriss, but without authorization from Dr. Cuttriss or Isonics, a broker-dealer sold and purchased shares of Isonics common stock in July and September 1999, respectively. With authorization from Dr. Cuttriss and Isonics, Metallurgy International, Inc. sold additional shares in February and March 2000. As a result, Isonics raised the concern that Dr. Cuttriss may have obtained a short-swing profit. Subsequently, Isonics received an opinion of counsel in which counsel opined that "a court would likely not impose liability on [Dr.] Cuttriss for the unauthorized July 1999 and September 1999 transactions under
Section 16(b) of the Securities Exchange Act of 1934." Dr. Cuttriss and his affiliate, Metallurgy International, Inc., jointly filed two Form 4s in February 2000 reporting these transactions. Dr. Cuttriss amended these forms in May 2000. Effective February 1, 2001, Dr. Cuttriss and Metallurgy are no longer affiliates of Isonics and, therefore, are no longer subject to the reporting requirements of Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION

(a) AND (b) SUMMARY COMPENSATION TABLE

     The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Isonics for the three years ended April 30, 1999, 2000, and 2001. No other executive officer earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Isonics and any subsidiary.

                                       ANNUAL COMPENSATION           LONG-TERM COMPENSATION AWARDS
                                 -------------------------------    -------------------------------
                                                                           AWARDS             PAYOUT
                                                                    -----------------------   ------
                                                                                 SECURITIES
                                                                    ($)          UNDERLYING
NAME AND                FISCAL   ($)       ($)          ($)         RESTRICTED   OPTIONS &    LTIP         ALL OTHER
PRINCIPAL POSITION      YEAR     SALARY    BONUS        OTHER(a)    AWARDS       SARS (#)     PAYOUT       COMPENSATION
------------------      ----     ------    -----        --------    ------       --------     ------       ------------
James E. Alexander      1999     200,000   50,000       35,016(f)   0            25,000(o)    0            0
President & CEO         2000     212,000   172,549(d)   39,280(g)   0            0            0            0
                        2001     240,000   0            6,704 (h)   0            0            0            0

Boris Rubizhevsky       1999     184,100   45,000       25,404(f)   0            22,500(p)    0            0
Senior Vice President   2000     191,000   147,670(e)   28,185(i)   0            0            0            0
                        2001     216,000   0            14,280(j)   0            0            0            0

Stephen J. Burden,      1999     0         0            0           0            121,458(r)   0            0
Vice President (b)      2000     125,000   0            23,452      0            0            0            0
                        2001     125,000   0            9,750(m)    0            0            0            0

Daniel J. Grady         1999     127,188   16,000       0           0            15,625(q)    0            0
Vice President          2000     125,000   10,271       23,833(k)   0            0            0            0
                        2001     143,208   0            13,320(l)   0            0            0            0

Brantley J. Halstead,   1999     22,182    0            0           0            116,000(s)   0            0
Vice President (c)      2000     102,000   16,000       3,870       0            25,000(t)    0            0
                        2001     122,000   24,000       12,330(n)   0            0            0            0

(a) Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such named Executive Officers' annual compensation.

(b)  Dr. Burden became an officer of Isonics effective January 1999.

(c) Mr. Halstead became an officer of Isonics in February 1999, upon his joining Isonics as Chief Financial Officer. Mr. Halstead was promoted to Vice President, Finance in January 2000. Mr. Halstead resigned effective May 1, 2001.

(d) Mr. Alexander's amount includes $133,451 for forgiveness of a loan owed to Isonics, and $39,098 to pay applicable payroll taxes on a stock bonus granted in January 1999. Please see "CORPORATE LOANS TO OFFICERS."

(e) Mr. Rubizhevsky's amount includes $113,598 for forgiveness of a loan owed to Isonics, and $29,072 to pay applicable taxes on stock bonus granted in January 1999, and a $5,000 additional cash bonus. Please see "CORPORATE LOANS TO OFFICERS."

(f) Mr. Alexander's amounts represent $35,016 for interest and taxes payable as a result of a loan in fiscal year 1999. Mr. Rubizhevsky's amounts represent $25,404 for interest and taxes payable as a result of a loan in fiscal year 1999.

(g) Mr. Alexander's amount includes $26,543 for accrued vacation that was paid in December 1999, $9,487 car allowance, and $3,250 employer matching contribution to Isonics' 401k plan.

(h) Mr. Alexander's amount includes $1,704 car allowance and $5,000 employer matching contribution to Isonic's 401k plan.

(i) Mr. Rubizhevsky's amount includes $15,005 for accrued vacation that was paid in December 1999, $9,000 car allowance, and $4,180 employer matching contribution to Isonics' 401k plan.

(j) Mr. Rubizhevsky's amount includes $9,000 car allowance and $5,280 employer matching contribution to Isonic's 401k plan.

(k) Dr. Grady's amount includes $12,020 for accrued vacation that was paid in December 1999, $9,000 car allowance, and $2,813 employer matching contribution to the Isonics' 401k plan.

(l) Dr. Grady's amount includes $9,000 car allowance and $4,320 employer matching contribution to Isonics 401k plan.

(m) Dr. Burden's amount includes $6,000 car allowance and $3,750 employer matching contribution to Isonics 401k plan.

(n) Mr. Halstead's amount includes $9,000 car allowance and $3,330 employer matching contribution to Isonics 401k plan.

(o) Options to purchase 25,000 shares of common stock were granted in April 1999, as consideration for delaying salary in March and April 1999, and are currently exercisable at $1.4375 per share and expire April 26, 2004.

(p) Options to purchase 22,500 shares of common stock were granted in April 1999, as consideration for delaying salary in March and April 1999, and are currently exercisable at $1.4375 per share and expire April 26, 2004.

(q) Options to purchase 15,625 shares of common stock were granted in April 1999, as consideration for delaying salary in March and April 1999, and are currently exercisable at $1.4375 per share and expire April 26, 2004.

(r) Options to purchase 100,000 shares of common stock were granted in January 1999 as consideration for Dr. Burden's promotion to vice president in January 1999, with an exercise price of $1.10 per share (of which 70,000 have vested as of July 31, 2001, and continue to vest at a rate of 5%, or 5,000, per quarter). Options to purchase 21,458 shares of common stock were granted in April 1999 as consideration for delaying salary in March and April 1999, and are currently exercisable at $1.4375 per share and expire April 26, 2004.

(s) Options to purchase 100,000 shares of common stock were granted in February 1999, as consideration for Mr. Halstead joining the Company as Chief Financial Officer, with an exercise price of $2.5625 per share. As a result of Mr. Halstead's resignation, his unexercised options expired July 31, 2001.

(t) Options to purchase 25,000 shares of common stock were granted in January 2000, as consideration for Mr. Halstead's promotion to Vice President in January 2000. As a result of Mr. Halstead's resignation, his unexercised options expired July 31, 2001.

     In October 1996, we adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and Isonics are entitled to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. On November 1, 1999, the Isonics Corporation 401(k) plan was merged with the Interpro 401(k) plan and Isonics has continued that plan.

     We do not have written plans to pay bonuses or deferred compensation to our employees except those expressly stated in the following sections.

     We have adopted medical, dental, and life insurance plans for our employees and their dependents at our cost. In some cases, we also provide discretionary disability and other insurance plans for the benefit of our employees.

(c)  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     (i)  STOCK OPTIONS AND OPTION PLANS

     We grant options to executive officers, employees, and consultants under the following plans (collectively the "Plans"):

     (A) 1996 STOCK OPTION PLAN. Although this plan has been terminated, there are options outstanding.

     (B) 1996 EXECUTIVES' EQUITY INCENTIVE PLAN. The Executives' Plan authorized the grant of options to purchase 1,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. The directors approved this plan in September 1996 and the shareholders in October 1996. The directors approved an amendment to this plan in August 2000; the shareholders approved the amendment in October 2000.

     (C) 1996 EQUITY INCENTIVE PLAN. The Employees' Plan authorized the grant of options to purchase 500,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of
          Section 422 of the Internal Revenue Code, or non-qualified stock options. The directors approved this plan in September 1996 and the shareholders in October 1996. The directors approved an amendment to this plan in August 2000; the shareholders approved the amendment in October 2000.

     (D) 1998 EMPLOYEE STOCK PURCHASE PLAN. The Stock Purchase Plan authorized employee purchase of up to 200,000 shares of Isonics common stock. The directors approved this plan in August 1998. Shareholders approved it in October 1998.

     As of July 27, 2001, options to purchase a total of 454,583 shares and 358,769 shares respectively, were outstanding under the Executives and Incentive Plans, and the 1996 Stock Option Plan, and options to purchase 869,279 and 0 shares, respectively, remained available for grant.

     Except for the Director's Plan, we have not adopted any other stock option or stock appreciation rights plan. SEE "COMPENSATION OF DIRECTORS."

     (ii) Option Grants

     The following options were granted to executive officers named in the compensation table during the fiscal year ended April 30, 2001. We did not grant any stock appreciation rights to any person during fiscal year 2001 or subsequently. We have not granted any stock options to executives named in the compensation table in fiscal 2002.

                               NUMBER OF         PERCENT OF
                               SECURITIES          TOTAL
                               UNDERLYING       OPTIONS/STOCK
                              OPTIONS/STOCK     APPRECIATION
                              APPRECIATION     RIGHTS GRANTED
NAME AND PRINCIPAL                RIGHTS        TO EMPLOYEES       EXERCISE PRICE       EXPIRATION
POSITION                      GRANTED (#)      IN FISCAL YEAR         ($/SH)               DATE
------------------            -------------    --------------      --------------       ----------
James E. Alexander                       0           0.0%              N/A                  N/A
President & CEO
Boris Rubizhevsky                        0           0.0%              N/A                  N/A
Senior Vice President(a)
Daniel J. Grady                          0           0.0%              N/A                  N/A
Vice President
Stephen J. Burden                        0           0.0%              N/A                  N/A
Vice President
Brantley J. Halstead                     0           0%                N/A                  N/A
Vice President (b)

--------------

(a) Does not include 33,333 warrants obtained in a private transaction completed in July 1999 or the additional 2,123 warrants obtained under anti-dilution provisions in January 2001.

(b)  Mr. Halstead resigned effective May 1, 2001.

(d) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     Mr. Halstead exercised 16,000 stock options for cash in October 2000. These stock options were granted in April 1999, and approved by the board of directors in October 1999. No other officer exercised employee stock options during the fiscal year ended April 30, 2001, or subsequently.

     The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on April 30, 2001.

                                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                                     SHARES                      OPTIONS/STOCK APPRECIATION    OPTIONS/STOCK APPRECIATION
NAME AND                           ACQUIRED ON     VALUE          RIGHTS AT APRIL 30, 2001      RIGHTS AT APRIL 30, 2001
PRINCIPAL POSITION                 EXERCISE (#)   REALIZED       EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
------------------                 ------------   --------       --------------------------    -------------------------
James E. Alexander                           0          0                 25,000/0                       $0/$0
President & CEO
Boris Rubizhevsky                            0          0                 22,500/0                       $0/$0
Senior Vice President (a)
Daniel J. Grady                              0          0                222,965/0                  174,423/$0
Vice President
Stephen J. Burden                            0          0                167,167/25,720             $27,200/$4,800
Vice President
Brantley J. Halstead                    16,000    $16,000                 90,000/35,000                  $0/$0
Vice President (b)


--------------

(a) Does not include 33,333 warrants obtained in a private transaction completed in July 1999 or the additional 2,123 warrants obtained under anti-dilution provisions in January 2001.

(b) Mr. Halstead resigned effective May 1, 2001. As a result, the 90,000 outstanding stock options held by Mr. Halstead expired July 31, 2001.

(e) LONG TERM INCENTIVE COMPENSATION PLANS, AND DEFINED BENEFIT AND ACTUARIAL PLANS

     Isonics has no long term incentive compensation plans, defined benefit plans, or actuarial plans.

(f)  COMPENSATION OF DIRECTORS

     In January 2000, we agreed to compensate non-employee directors $2,000 for attending Board of Directors' meetings in person, and $500 for attending Board of Directors' meetings telephonically beginning January 1, 2000. Previously we had not compensated our directors for their service as such.

     The 1998 Directors' Plan authorized each person serving as a member of the Board who is not an employee of Isonics to receive options to purchase 20,000 shares of Isonics common stock when such person accepts his position as a Director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a Director provided such person is not an Isonics employee. The exercise price for the options is the Fair Market Value (as defined in the Executives' Plan) on the date such person becomes a director and the options are exercisable for five years from such date. The options granted under the Directors' plan vest immediately upon the date of the grant. In the event a Director resigns or is not re-elected to the Board, failure to exercise the options in three months results in the options' termination prior to the expiration of their term. Although the Directors adopted the plan in 1998, the Board formalized the plan by resolution in January 2000.

     Under the Directors' Plan the following individuals have been granted options through July 27, 2001:

     NAME                SHARES UNDER OPTION           EXERCISE PRICE             EXPIRATION
     ----                -------------------           --------------             ----------
Lindsay Gardner                 20,000                       $2.375               May 21, 2003
                                10,000                      $1.1875             October 5, 2003
                                10,000                       $6.250              April 26, 2005
                                10,000                      $2.1875             October 10, 2005

Richard Parker                  20,000                       $1.656             August 17, 2003
                                10,000                      $1.1875             October 5, 2003
                                10,000                       $6.250              April 26, 2005
                                10,000                      $2.1875             October 10, 2005

Larry Wells                     20,000                      $7.3125             January 29, 2005
                                10,000                       $6.250              April 26, 2005
                                10,000                      $2.1875             October 10, 2005

     We do not have any other arrangements pursuant to which we compensate the Directors for acting in their capacities as such.

(g) EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     In September 1997, we entered into employment agreements with James E. Alexander and Boris Rubizhevsky. The agreements have a term of four years and provide for annual salaries of $200,000 and $180,000, respectively, although either Isonics or the individuals may terminate these agreements prematurely in their discretion. By resolution of the Board of the Directors made on January 30, 2000, both Mr. Alexander and Mr. Rubizhevsky received salary increases commencing February 1, 2000, equal to 20% of their current salary, $240,000, and $216,000, respectively. The salary increases were granted in recognition of their performance for Isonics and the fact that neither Mr. Alexander nor Mr. Rubizhevsky had received salary increases in approximately two and one-half years. Under the agreements, each officer is entitled to receive incentive compensation up to 50% of the officer's annual salary, as we approve, pursuant to such executive compensation plan as we may approve. The agreements provide that upon a termination of employment other than for cause (as defined in the agreements), the officer is entitled to severance compensation of eighteen (18) months of his salary, paid at the same time as salary payments, 25% of the officer's annual prevailing salary, paid upon termination, and in addition all outstanding stock options held by the officer will be accelerated and will become exercisable in full and our right of repurchase will terminate with respect to such shares. The agreements provide for similar accelerated vesting of outstanding stock options upon a change in control of Isonics. Although these contracts expire in September 2001, the compensation committee has not yet determined whether to offer new contracts to these officers.

     We have also entered into employment agreements with Dr. Daniel J. Grady and Dr. Stephen J. Burden. The agreements have an indefinite term and provide for at-will employment, terminable at any time by either party. The agreements provide for a rate of annual compensation, which we will review annually. Under each agreement, Dr. Grady and Dr. Burden are entitled to participate in our standard plans and policies. The agreements also include confidentiality and invention assignment provisions. Additionally, Mr. Herbert Hegener is covered by an employment agreement extending through December 2001. Dr. Cuttriss and Isonics agreed to a cancellation of his previous employment agreement (which extended through September 2003) in connection with our sale of IPRC to a management group that included him.

(h)  REPORT ON REPRICING OF OPTIONS/SARS

     We did not reprice any options or stock appreciation rights during the fiscal year ended April 30, 2001, or subsequently.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the ownership of the our common stock as of July 27, 2001 by: (i) each nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

                                                             BENEFICIAL OWNERSHIP
BENEFICIAL OWNER                                               NUMBER OF SHARES      PERCENT OF TOTAL
----------------                                             --------------------    ----------------
James E. Alexander (1)                                            1,954,167              20.9%
Boris Rubizhevsky (2)                                             1,695,865              18.1%
Stephen J. Burden (3)                                               290,370               3.1%
Daniel J. Grady (4)                                                 244,438               2.6%
Brantley J. Halstead (5)                                            106,000               1.1%
Herbert Hegener (6)                                                  48,600               0.5%
Lindsay Gardner (7)                                                 299,761               3.2%
Richard Parker (8)                                                   50,000               0.5%
Larry Wells (9)                                                     117,241               1.3%
All executive officers and directors as a group (9 persons)       4,806,442              47.7%
The address for all of the above directors and executives
officers is:
5906 McIntyre Street, Golden, CO 80403
Richard Grossman (10)                                             2,080,809              18.3%
Anfel Trading (11)                                                  724,947               7.2%

(1) Includes: (i) 25,000 shares of common stock underlying options that are currently exercisable; (ii) 45,455 shares of common stock held in the name of The James & Carol Alexander Family Foundation; (iii) 500,000 shares held by wife Carol; (iv) 4,000 shares held by son Benjamin Alexander; and (v) 4,000 shares held by son Jonathan Alexander.

(2) Includes: (i) 1,568,872 shares of common stock held jointly with wife Nancy Eiden Rubizhevsky; (ii) 22,500 shares of common stock underlying options that are currently exercisable; (iii) 39,160 shares of common stock underlying 39,160 warrants to purchase common stock of Isonics; (iv) 33,333 shares of common stock held by wife Nancy Eiden Rubizhevsky; (v) 16,000 shares of common stock held by son Zachary Rubizhevsky; and (vi) 16,000 shares of common stock held by son Ryan Rubizhevsky.

(3) Includes 192,887 shares of common stock underlying options of which 143,596 vested as of June 30, 2001 and which are currently exercisable.

(4) Includes 222,965 shares of common stock underlying stock options that are currently exercisable.

(5) Includes 90,000 shares of common stock underlying options, which expired on July 31, 2001.

(6) Includes 35,000 shares of common stock underlying warrants that are currently exercisable.

(7) Includes 50,000 shares of common stock underlying stock options that are currently exercisable.

(8) Includes 50,000 shares of common stock underlying stock options that are currently exercisable.

(9) Includes 40,000 shares of common stock underlying stock options that are currently exercisable. Also includes 77,241 shares owned by Daystar Partners, L.P. of which an affiliate owned by Mr. Wells, and in which Mr. Wells owns a 9.9% equity interest.

(10) Includes beneficial ownership of the following shares: (i) 43,496 shares of common stock underlying 20,000 shares of Series A preferred stock and 23,496 warrants owned of record and beneficially by Richard Grossman; (ii) 43,496 shares of common stock underlying 20,000 shares of Series A preferred stock and 23,496 warrants owned of record and beneficially by Orin Hirschman (of which shares Mr. Grossman disclaims beneficial ownership); (iii) 1,203,411 shares of common stock underlying 553,334 shares of Series A preferred stock and 650,077 warrants owned of record and beneficially by Adam Smith Investment Partners, L.P.; (iv) 246,482 shares of common stock underlying 113,334 shares of Series A preferred stock and 133,148 warrants owned of record and beneficially by Adam Smith Investments, Ltd.; and (v) 587,420 shares of common stock underlying 587,420 warrants owned of record and beneficially by Adam Smith & Company, Inc., all as set forth on the Schedule 13D filed by such persons on August 12, 1999. The business addresses of Richard Grossman and Orin Hirschman, and the principal executive offices of Adam Smith Investment Partners, L.P. and Adam Smith & Company, Inc., are located at 101 East 52nd Street, New York, New York 10022. The principal executive offices of Adam Smith Investments, Ltd. are c/o Insinger Fund Administration (BVI) Limited, Tropic Isle Building, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

(11) Includes (i) 333,334 shares of common stock; and (ii) 391,613 shares of common stock underlying 391,613 warrants. The principal executive offices of Anfel Trading Ltd. are c/o M. Andre Zolty, 24 Route De Malagnou, 1208 Geneva, Switzerland. Andre Zolty is the principal and controlling shareholder of Anfel Trading Ltd. and may be deemed to beneficially own these shares.

     The Series A convertible preferred stock consists of 1,830,000 shares issued with a liquidation preference and conversion right of $1.50 per share. Through June 30, 2001, 866,334 shares of Series A preferred stock have elected to convert into common stock. The conversion right of the preferred stock is on a one-for-one basis. The Series A preferred stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A preferred stock. The Redemption Trigger Date for the Series A preferred stock shall be the business day immediately following the thirtieth consecutive trading day that the average closing price during such trading days (or, if no closing price is reported, the average of the bid and ask prices) of the shares of common stock was above $8.00 per share (which minimum price shall be proportionally adjusted for stock splits, stock dividends, reverse stock splits and any other subdivision or combination of the common stock). After the Redemption Date, Isonics may redeem all or any part of the Series A preferred stock at its election at any time and from time to time. The Series A preferred stock is convertible into common stock at the option of the holder until and unless Isonics chooses to redeem such shares on the basis of one share of common stock per share of Series A preferred stock and, until converted, each share of Series A preferred stock is entitled to one vote at any meeting of Isonics' shareholders.

     We know of no plans or arrangement that will result in a change of control at Isonics.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We provide the following information regarding transactions among officers, directors and significant shareholders of Isonics during the most recent two fiscal years and during the subsequent fiscal year.

SALE OF IPRC

     Effective February 1, 2001, we sold IPRC to a limited liability company, Interpro Zinc LLC, in a management buy-out. Robert H. Cuttriss, Ph.D. (formerly an executive officer of Isonics) is the manager of Interpro Zinc LLC and a 25% owner. James E. Alexander (president, chief executive officer, and a director of Isonics) and Boris I. Rubizhevsky (senior vice president and a director of Isonics) are also 25% owners of Interpro Zinc and participated in the purchase of IPRC. Mr. Alexander and Mr. Rubizhevsky advised our board that they do not intend to participate actively in Interpro Zinc's activities. This is further described in "ITEM 1 - BUSINESS", above.

CORPORATE LOANS TO OFFICERS

     In the past, Isonics has from time-to-time made loans to Messrs. Alexander and Rubizhevsky. In each case, the loans have been interest-bearing and have been repaid. The following table sets forth some information regarding these loans through April 30, 2001. Isonics has not made any loans to any officers subsequently..

                                             JAMES E. ALEXANDER                BORIS RUBIZHEVSKY
                                               PRESIDENT & CEO               SENIOR VICE PRESIDENT
                                             ------------------              ---------------------
Balance as of April 30, 1999                     $236,360.38                      $223,325.22
FY 2000 Borrowings (a)                              7,690.49                         7,221.34
FY 2000 Repayments (a)                            244,050.87(b)                    230,546.56(c)
                                                 -----------                       ----------
Balance as of April 30, 2000                     $      0.00                            $0.00
FY 2001 Borrowings (a)                            100,000.00                       100,000.00
FY 2001 Repayments (a)                               100,000(d)                       100,000 (d)
Balance as of April 30, 2001                     $      0.00                            $0.00

(a)  Includes interest accrued and paid. Amounts are aggregated.

(b) In October 1999 Mr. Alexander applied $74,038.54 of a bonus awarded to him to the repayment of this indebtedness. In February 2000, Mr. Alexander surrendered 30,437 shares of Isonics common stock in satisfaction of the remaining $165,000 principal and $10,012.33 interest.

(c) In October 1999 Mr. Rubizhevsky applied $60,534.23 of a bonus awarded to him to the repayment of this indebtedness. In February 2000, Mr. Rubizhevsky surrendered 30,437 shares of Isonics common stock in satisfaction of the remaining $165,000 principal and $10,012.33 interest.

(d) The loans were made to the officers in March ($50,000 each) and April ($50,000 each), 2001, and were repaid, with interest at 6.6% per annum, on April 30, 2001.

CORPORATE LOANS FROM OFFICERS AND EMPLOYEES

     During the fiscal years ended April 30, 2000 and 2001, Isonics' officers, directors and employees loaned Isonics funds. The following schedule summarizes these borrowing and repayments.

NAME AND                            BALANCE AS OF       FY 2000             FY 2000       BALANCE AS OF
PRINCIPAL POSITION                   MAY 1, 1999     BORROWINGS (a)      REPAYMENTS (a)   APRIL 30 2000
------------------                  -------------    --------------      --------------   -------------
James E. Alexander                $        0.00      $        0.00      $        0.00      $   0.00
President & CEO
Boris Rubizhevsky                 $   44,290.20      $    8,858.04      $   53,148.24      $   0.00
Senior Vice President (b)
Daniel J. Grady                   $        0.00      $        0.00      $        0.00      $   0.00
Vice President
Stephen J. Burden                 $        0.00      $   57,500.00      $   57,500.00      $   0.00
Vice President (c)
Lindsay Gardner                   $        0.00      $        0.00      $        0.00      $   0.00
Director

(a) Includes interest accrued and paid through April 30, 2000. Amounts are aggregated.

(b) Mr. Rubizhevsky's note to Isonics was converted into 66,666 shares of common stock underlying 33,333 shares of Series A convertible preferred stock and 33,333 warrants issued in connection with a second private placement of Series A convertible preferred stock and warrants to purchase Isonics common stock on July 30, 1999.

(c) Dr. Burden's note to Isonics was converted into 66,666 shares of common stock underlying 33,333 shares of Series A convertible preferred stock and 33,333 warrants issued in connection with the second private placement on July 30, 1999.

NAME AND                            BALANCE AS OF       FY 2001             FY 2001       BALANCE AS OF
PRINCIPAL POSITION                   MAY 1, 2000     BORROWINGS            REPAYMENTS     APRIL 30 2001
------------------                  -------------    --------------      --------------   -------------
James E. Alexander                    $   0.00         $   0.00            $   0.00         $   0.00
President & CEO
Boris Rubizhevsky                     $   0.00         $   0.00            $   0.00         $   0.00
Senior Vice President
Daniel J. Grady                       $   0.00         $   0.00            $   0.00         $   0.00
Vice President
Stephen J. Burden                     $   0.00         $   0.00            $   0.00         $   0.00
Vice President
Lindsay Gardner                       $   0.00         $   0.00            $   0.00         $   0.00
Director

     Mr. Hegener had a loan payable to him from Isonics in the amount of $438,314 resulting from the 1998 purchase of Chemotrade by Isonics. Isonics paid all monies owed to Mr. Hegener in December 1999 and issued to Mr. Hegener 35,000 warrants to purchase common stock at $3.00 per share through June 30, 2004, to compensate him for a late loan payment.

     There are no monies currently owed to Mr. Hegener under the premise of corporate loans. All monies owed were repaid in December 1999.

Effective April 30, 2001 we owe $114,000 to the former owners of Chemotrade resulting from contingent consideration payable to the sellers based on the 2001 earnings of Chemotrade. Included in the $114,000 is approximately $57,000 payable to Mr. Hegener.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits Pursuant to Item 601 of Regulation S-B:

EXHIBIT
NUMBER    TITLE
-------   -----
  1.01    Form of Underwriting Agreement. (1)

  3.01    Registrant's Amended and Restated Articles of Incorporation. (1)

  3.02    Registrant's Bylaws. (1)

  3.03 Certificate of Determination of Preferences and Rights of the Series A preferred stock (see exhibit 10.18).

  4.01    Specimen Common Stock Certificate. (1)

  4.02    Form of Representatives' warrant Agreement. (1)

  4.03    Form of warrant Agreement between the Registrant and Continental Stock
          Transfer & Trust Company, Monroe Parker Securities. (1)

  4.04    Specimen Class A warrant Certificate. (1)

  4.05    Form of warrant Agreement between the Registrant and Continental Stock
          Transfer & Trust Company. (8)

  4.06    Specimen Class B warrant Certificate (see exhibit 10.27).

  4.07    Specimen Class C warrant Certificate (see exhibit 10.27).

  4.08    Amendment No. 1 to warrant Agreement between the Registrant and
          Continental Stock Transfer & Trust Company. (7)

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

 10.04    Registrant's 1996 Equity Incentive Plan. (1)(2)

 10.05    Memorandum of Agreement between Electrochemical Plant, AO
          Techsnabexport, Co., Ltd. and Registrant. (1)

 10.06    Option Agreement between the Registrant and Yale University. (1)

 10.07 Office Lease Agreement between Paulsen Properties and the Registrant dated as of January 1, 1996, as amended. (1)

 10.08    Letter from Yale University to Registrant dated February 10, 1996. (1)

EXHIBIT
NUMBER    TITLE
-------   -----
 10.09    Form of Indemnity Agreement entered into by Registrant with each of its directors and investors. (2)

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

 10.11 Registration Rights Agreement dated as of September 27, 1996 by and between Registrant and certain investors. (1)

 10.12    Employment Agreement between the Registrant and James E. Alexander.
          (1)(2)

 10.13    Employment Agreement between the Registrant and Boris Rubizhevsky.
          (1)(2)

 10.14    Security Agreement dated March 31, 1995 between Isonics and Isoserve,
          Inc. (1)

 10.15

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

 10.19    Form of Subscription Agreement. (4)

 10.20    Form of warrant. (4)

 10.21    Investment Banking Agreement. (4)

 10.22    Form of Registration Rights Agreement. (4)

 10.23 Asset Purchase Agreement dated December 1, 1999 between the Registrant and Eagle-Picher Technologies, LLC. (5)

 10.24    Registration Rights Agreement dated December 1, 1999 between the
          Registrant and Eagle-Picher Technologies, LLC. (5)

 10.25    Warrant Agreement dated December 1, 1999 between the Registrant and
          Eagle-Picher Technologies, LLC. (5)

 10.26    Supply Agreement between the Registrant and Eagle-Picher Technologies,
          LLC. (6)

 10.27    Amended and Restated warrant Agreement effective as of January 15,
          2001, between the Registrant and Continental Stock Transfer and Trust
          Company, Inc. (8)

 10.28    Stock Purchase Agreement dated February 1, 2001, by and between
          Isonics Corporation and Interpro Zinc, LLC. (9)

 10.29    Joint R&D Project Agreement, dated April 21, 1999, by and between
          Silex Systems Limited and Isonics Corporation. Filed herewith.

 10.30    Contribution to "Corporate Research - ECE/Baliga" fund dated December
          30, 1999, from Isonics Corporation to North Carolina State University.
          Filed herewith.

 10.31    Sponsored Research Agreement, dated December 15, 1999, by and between
          Isonics Corporation and Southern Methodist University. Filed herewith.

 10.32    Stevenson-Wydler Cooperative Research and Development Agreement, dated
          November 9, 1999, by and between Ernest Orlando Lawrence Berkeley
          National Laboratory and Isonics Corporation (with attached Project
          Letter Agreement). Filed herewith.

 10.33    Memorandum of Agreement, dated July 1996, by and among Electrochemical
          Plant, AO Techsnabexport Co., Ltd. and A & R Materials, Inc. Filed herewith.

 21.1*    List of subsidiaries.

 23.10*   Consent of independent accountants.


* FILED WITH THIS ANNUAL REPORT ON FORM 10-KSB. ALL OTHER DOCUMENTS HAVE BEEN PREVIOUSLY FILED.

(1) Incorporated herein by reference to exhibit filed with Isonics' Registration Statement on Form SB-2 ("Registration Statement") (Commission file No. 333-13289) in which this exhibit bears the same number except exhibit 3.01, which was numbered 3.03 in that registration statement.

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

(5) Filed with Isonics' Current Report on Form 8-K (File No. 001-12531) dated December 1, 1999, and filed December 10, 1999, and amendment thereto filed February 10, 2000, and incorporated herein by reference.

(6)  Confidential treatment obtained.

(7) Filed with Isonics' Current Report on Form 8-K (File No. 001-12531) dated August 17, 2000, and filed August 18, 2000, and incorporated herein by reference.

(8) Filed with Isonics' registration statement on Form S-4 (File No. 333-37696) or the amendments thereto, and incorporated herein by reference.

(9) Filed with Isonics' Current Report on Form 8-K (File No. 001-12531) dated February 1, 2001, and incorporated herein by reference.


     (b)  Reports on Form 8-K.

     During the fourth quarter of the fiscal year ended April 30, 2001, and subsequently, Isonics Corporation has filed current reports on Form 8-K, as follows:

DATE OF REPORT      ITEMS          BRIEF DESCRIPTION
--------------      -----          -----------------
4/30/2001             5            Repayment of certain indebtedness
4/17/2001             5            Completion of exchange offer; Eagle-Picher update; loan to officers
2/1/2001              5            Sale of International Process Research Corporation to Interpro Zinc, LLC
7/27/2001             5            Change in terms of Class B warrants

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     August 13, 2001

                                        ISONICS CORPORATION,
                                        a California Corporation

                                        By: /s/ James E. Alexander
                                            ----------------------------------
                                            James E. Alexander
                                            President, Chief Executive Officer
                                            and Chairman of the Board

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     DATE             NAME AND TITLE                             SIGNATURE
     ----             --------------                             ---------

August 13, 2001    James E. Alexander                   /s/  James E. Alexander
                   Principal Executive Officer          ------------------------
                   Chairman of the Board
                   Director, and Principal Financial
                   Officer


August 13, 2001    Boris Rubizhevsky                    /s/  Boris Rubizhevsky
                   Vice Chairman                        ------------------------
                   Director

August 13, 2001    Lindsay A. Gardner                   /s/  Lindsay A. Gardner
                   Director                             ------------------------


August 13, 2001    Richard Parker                       /s/  Richard Parker
                   Director                             ------------------------


August 13, 2001    Larry J. Wells                       /s/  Larry J. Wells
                   Director                             ------------------------

August 13, 2001    John Sakys, Principal                /s/ John Sakys
                   Accounting Officer                   ------------------------

                      ISONICS CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

Report of Independent Certified Public Accountants...........................F-2

Consolidated Financial Statements

     Consolidated Balance Sheets.............................................F-3

     Consolidated Statements of Operations...................................F-4

     Consolidated Statement of Stockholders' Equity .........................F-5

     Consolidated Statements of Cash Flows...................................F-6

     Notes to Consolidated Financial Statements..............................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Isonics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Isonics Corporation and Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isonics Corporation and Subsidiaries as of April 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,498,000 during the year ended April 30, 2001, and has an accumulated deficit of $7,256,000 as of April 30, 2001. In addition, net cash used in operating activities was $3,147,000 for the year ended April 30, 2001. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 8, the net income (loss) attributable to common shareholders for the year ended April 30, 2000, in the accompanying financial statements has been restated to reflect the value of a deemed dividend on preferred stock.


/s/ Grant Thornton LLP

San Jose, California
July 26, 2001

                      ISONICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       APRIL 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                --------     ---------
                                            ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $  1,090     $   3,385
   Accounts receivable (net of allowances of $39 and $119, respectively)             778         1,055
   Income taxes receivable                                                           419            --
   Note receivable                                                                    --           208
   Inventories                                                                       492           266
   Prepaid expenses and other current assets                                         190           209
   Deferred income taxes, current                                                     --           148
                                                                                --------     ---------
           Total current assets                                                    2,969         5,271

PROPERTY AND EQUIPMENT, net                                                           95           660
GOODWILL (net of accumulated amortization of $493 and $323, respectively)          3,006         3,062
NOTES RECEIVABLE FROM SHAREHOLDERS                                                    --            17
DEFERRED INCOME TAXES                                                                 --           492
OTHER ASSETS                                                                          32            31
                                                                                --------     ---------
                                                                                $  6,102     $   9,533
                                                                                ========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt and line of credit                         $     16     $      20
   Accounts payable                                                                  754           533
   Accrued liabilities                                                               590           591
   Income taxes payable                                                                -           373
                                                                                --------     ---------
           Total current liabilities                                               1,360         1,517

STOCKHOLDERS' EQUITY (Information for 2000 is restated. See Note 8)
   Class A Preferred Stock - no par value; 10,000,000 shares authorized;
       shares issued and outstanding:  2001 - 963,666; 2000 - 1,830,000              745         1,415
   Common stock - no par value; 20,000,000 shares authorized; shares issued
     and outstanding: 2001 - 8,961,288; 2000 - 10,492,931                          8,508         6,764
   Additional paid in capital                                                      2,745         2,016
   Deferred compensation                                                               -          (150)
   Accumulated deficit                                                            (7,256)       (2,029)
                                                                                ---------    ----------
           Total stockholders' equity                                              4,742         8,016
                                                                                --------     ---------
                                                                                $  6,102     $   9,533
                                                                                ========     =========

                 See Notes to Consolidated Financial Statements

                      ISONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          Year Ended
                                                                           April 30,
                                                                     -------------------
                                                                     2001         2000
                                                                     -------    --------

Net revenues                                                         $ 7,789    $ 12,733
Cost of revenues                                                       6,019      10,156
                                                                     -------    --------

         Gross margin                                                  1,770       2,577

Operating expenses:
   Selling, general and administrative                                 4,645       3,754
   Research and development                                            1,134       1,224
                                                                     -------    --------
         Total operating expenses                                      5,779       4,978
                                                                     -------    --------
Operating loss                                                        (4,009)     (2,401)

Other income (expense)
   Interest income                                                        82         105
   Loss on disposal of property and equipment                           (354)         --
   Gain (loss) on sale of depleted zinc business                        (208)      5,296
   Gain on sale of International Process Research Corporation             59          --
   Interest expense                                                       (2)       (321)
   Foreign exchange                                                      (66)         29
   Other                                                                  --         110
                                                                     -------    --------
           Total other income (expense), net                            (489)      5,219
                                                                     -------    --------

Income (loss) before income tax expense                               (4,498)      2,818

Income tax expense                                                        --         129
                                                                     -------    --------

NET INCOME (LOSS)                                                    $(4,498)   $  2,689
                                                                     =======    ========

DEEMED DIVIDEND ON PREFERRED STOCK
     (Information for 2000 is restated - See Note 8)                 $  (729)   $   (686)
                                                                     -------    --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS
     (Information for 2000 is restated - See Note 8)                 $(5,227)   $  2,003
                                                                     =======    ========

NET INCOME (LOSS) PER SHARE - BASIC
   Net income (loss) per share attributable to common shareholders
     (Information for 2000 is restated - See Note 8)                 $  (.63)   $   0.30
   Shares used in computing per share information                      8,329       6,781

NET INCOME (LOSS) PER SHARE - DILUTED
   Net income (loss) per share attributable to common shareholders
     (Information for 2000 is restated - See Note 8)                 $  (.63)   $   0.19
   Shares used in computing per share information                      8,329      10,409

                 See Notes to Consolidated Financial Statements

                      ISONICS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         Additional Shareholder
                                 Preferred Stock        Common Stock      Paid in     Notes       Deferred    (Accumulated
                                Shares     Amount     Shares     Amount   Capital   Receivable   Compensation    Deficit)  Total
                               ----------  -------  ----------  -------- ---------- ----------   ------------ ------------ -----
BALANCES, April 30, 1999               --  $    --   6,607,760   $ 6,795       --     $(469)        $  --       $(4,032)   $ 2,294
  Issuance of preferred stock
   (Restated-See Note 8)        1,830,000    1,415          --        --    1,330        --            --            --      2,745
  Deemed dividend of preferred
   stock (Restated-See Note 8)         --       --          --        --      686        --            --          (686)        --
  Exercise of stock options
    and warrants                       --       --   3,918,986        81       --        --            --            --         81
  Fair value of warrants issued
    for debt restructuring             --       --          --       157       --        --            --            --        157
  Fair value of stock issued
    for services as deferred
    compensation                       --       --      25,000       153       --        --          (153)           --         --
  Amortization of deferred
    compensation                       --       --          --        --       --        --             3            --          3
  Shares issued under Employee
    Stock Purchase Program             --       --      13,723        13       --        --            --            --         13
  Repayment of notes receivable
    from stockholders, net of
    interest                           --       --          --        --       --        34            --            --         34
  Repayment of notes receivable
    and accrued interest with
    common stock                       --       --     (72,538)     (435)      --       435            --            --         --
  Net income                           --       --          --        --       --        --            --         2,689      2,689
                                ---------  -------  ----------   -------   ------      ----         -----       -------    -------
BALANCES, April 30, 2000
 (Restated-See Note 8)          1,830,000    1,415  10,492,931     6,764    2,016        --          (150)       (2,029)     8,016
  Conversion of preferred
    stock to common stock        (866,334)    (670)    866,334       670       --        --            --            --         --
  Deemed dividend on preferred
    stock                              --       --          --        --      729        --            --          (729)        --
  Exercise of stock options
    and warrants                       --       --     301,244       208       --        --            --            --        208
  Fair value of common stock
    and warrants issued for
    services                           --       --       4,500        44       --        --            --            --         44
  Amortization of deferred
    compensation                       --       --          --        --       --        --           150            --        150
  Issuance of common stock             --       --     337,500       675       --        --            --            --        675
  Shares issued under Employee
    Stock Purchase Program             --       --      14,214        16       --        --            --            --         16
  Fair value of common stock
    issued for patent rights           --       --      75,000       131       --        --            --            --        131
  Cancellation of common stock
    issued to Eagle Picher
    related to exercise of
    common stock warrants              --       --  (3,130,435)       --       --        --            --            --         --
  Net loss                             --       --          --        --       --        --            --        (4,498)    (4,498)
                                ---------  -------  ----------   -------   ------      ----         -----       -------    -------
BALANCES, April 30, 2001          963,666  $   745   8,961,288   $ 8,508   $2,745      $ --         $  --       $(7,256)   $ 4,742
                                =========  =======  ==========   =======   ======      ====         =====       =======    =======

                 See Notes to Consolidated Financial Statements

                      ISONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           Year Ended
                                                                            April 30,
                                                                       ------------------
                                                                         2001       2000
                                                                       -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $(4,498)   $ 2,689
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     (Gain) loss on sale of depleted zinc business                         208     (5,296)
     Gain on sale of International Process Research Corporation            (59)        --
     Depreciation and amortization                                         311        567
     Interest on notes receivable from shareholders                         --        (23)
     Fair value of common stock and warrants issued for services
       and amortization of deferred compensation                           194        160
     Deferred income taxes                                                 419       (640)
     Loss on disposal of property and equipment                            354         75
     Forgiveness of notes receivable due from stockholders                  --         27
     Changes in operating assets and liabilities:
       Accounts and notes receivable                                       294       (146)
       Income taxes receivable                                            (419)        --
       Inventories                                                        (226)    (1,066)
       Prepaid expenses and other assets                                    18       (139)
       Accounts payable                                                    221       (522)
       Accrued liabilities                                                 188       (336)
       Income taxes payable                                               (152)       323
                                                                       -------    -------
           Net cash used in operating activities                        (3,147)    (4,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (43)       (15)
   Proceeds from sale of depleted zinc business                             --      6,730
                                                                       -------    -------
           Net cash provided by (used in) investing activities             (43)     6,715

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on line of credit and other borrowings                          (4)    (1,931)
   Proceeds from borrowings                                                 --         75
   Repayment of notes receivable from shareholders                          --         57
   Proceeds from issuance of preferred stock                                --      2,250
   Proceeds from issuance of common stock                                  899         94
                                                                       -------    -------
           Net cash provided by financing activities                       895        545
                                                                       -------    -------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,295)     2,933

Cash and cash equivalents at beginning of period                         3,385        452
                                                                       -------    -------

Cash and cash equivalents at end of period                             $ 1,090    $ 3,385
                                                                       =======    =======

                 See Notes to Consolidated Financial Statements

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

Isonics Corporation develops and markets products worldwide based on isotopes for applications in the energy, medical research, diagnostic, pharmaceutical and semiconductor industries. The consolidated financial statements include our accounts and those of our wholly-owned subsidiary, Chemotrade GmbH. The consolidated financial statements also include the accounts of International Process Research Corporation ("IPRC") through January 31, 2001. On February 1, 2001, we sold IPRC to a management group (see Note 5). All significant intercompany accounts have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents include investments purchased with a maturity of less than ninety days. Cash balances held in foreign bank accounts were $616,000 and $557,000 at April 30, 2001 and 2000, respectively.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. Cash equivalents are maintained with high quality institutions and are regularly monitored by management. We extend credit to our customers, most of whom are large, established companies. Performing ongoing credit evaluations of our customers' financial condition mitigates credit risk and we generally do not require collateral.

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

GOODWILL

Goodwill resulted from the acquisitions of Isoserve, Inc. and Chemotrade. We evaluate goodwill for impairment by comparing the unamortized balance of goodwill to the undiscounted future cash flows of the related assets. We modify or adjust goodwill if impairment is indicated. Based upon our most recent evaluation, we believe that no impairment of goodwill exists as of April 30, 2001. Due to the sale of the depleted zinc business to Eagle-Picher on December 1, 1999, unamortized goodwill of $112,000 related to the Isoserve, Inc. acquisition was charged against the gain on the sale of the product line for the year ended April 30, 2000. The goodwill resulting from the Chemotrade acquisition is being amortized on a straight-line basis over twenty years. In 2001, we increased the amount of recorded goodwill by $114,000 resulting from contingent consideration payable to the sellers based on the 2001 earnings of Chemotrade.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

We account for income taxes using an asset and liability approach for financial accounting and reporting purposes. A valuation allowance is provided when deferred tax assets are not expected to be realized.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment. Product returns and warranty costs have not been material in any period. Prior to the sale of IPRC, revenue from contract research and development services was recognized ratably as services were performed and costs were incurred. Following the sale of IPRC, we no longer conduct contract research and development activities.

USE OF ESTIMATES IN THE FINANCIAL STATEMENTS

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. These estimates are based upon mangagement's best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments.

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

NET INCOME (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic earnings per share when the related conditions are satisfied. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2001, a total of 5,742,947 outstanding stock options and warrants, and 963,666 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted computation, as the inclusion would be anti-dilutive. During 2000 and 2001, 3,130,435 shares of common stock were excluded from the basic computation, as the issuance of this common stock was contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction (see Note
4).

The following table reconciles the shares used in the per share computation (in thousands):

                                                                                  Year Ended April 30,
                                                                                   2001         2000
                                                                                ---------    ---------
         Weighted average shares of common stock outstanding                       10,807        7,174
         Less: Weighted average shares contingently issued                         (2,478)        (393)
                                                                                ---------    ---------
           Shares used for net income (loss) per share - basic                      8,329        6,781
         Dilutive effect of stock options and warrants                                 --        1,850
         Dilutive effect of convertible preferred stock                                --        1,385
         Add back: weighted average shares contingently issued                         --          393
                                                                                ---------    ---------
           Shares used for net income (loss) per share - diluted                    8,329       10,409
                                                                                =========    =========

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 BUSINESS COMBINATIONS and SFAS No. 142 GOODWILL AND INTANGIBLE ASSETS. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, we may elect to early adopt the statement beginning May 1, 2001. Included in our assets at April 30, 2001, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $3,006,000. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $175,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations, or decide if we will early adopt the new standard until we are able to complete our analysis of the impairment provisions of the new standards. Under existing accounting standards, our assessment of the Chemotrade goodwill indicated that no impairment existed as of April 30, 2001. In the event our analysis under the new guidance indicates this goodwill is impaired, we will be required to record a charge to our earnings in the year of adoption.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - REALIZATION OF ASSETS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through the unaudited quarter ended July 31, 2001. In addition, we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We continue to pursue several items that will help us meet our future cash needs. We expect to receive an income tax refund of approximately $419,000 resulting from a carry-back claim associated with the current year taxable loss. In addition, we continue to aggressively pursue our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in fiscal 2002 (see Note 4). We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our proposed acquisition of Silicon Evolution, Inc. (see Note 13). Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

NOTE 3 - FINANCIAL STATEMENT COMPONENTS

Inventories consist of the following (in thousands):

                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
         Finished goods                                                         $     186    $     139
         Work in process                                                              306          127
                                                                                ---------    ---------
                                                                                $     492    $     266
                                                                                =========    =========

Property and equipment consists of the following (in thousands):

                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
         Office furniture and equipment                                         $     272    $     174
         Production equipment                                                          34          898
         Leasehold improvements                                                         7           19
                                                                                ---------    ---------
                                                                                      313        1,091
         Accumulated depreciation and amortization                                   (218)        (431)
                                                                                ---------    ---------
                                                                                $      95    $     660
                                                                                =========    =========

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued liabilities consist of the following (in thousands):

                                                                                      April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
         Compensation                                                           $      52    $      68
         Customer advances and deposits                                               152          194
         Restructuring costs                                                           33           47
         Contingent consideration payable on Chemotrade acquisition                   114            -
         Other                                                                        239          282
                                                                                ---------    ---------

                                                                                $     590    $     591
                                                                                =========    =========

Supplemental disclosure of non-cash investing and financing activities (in thousands):

                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
         Conversion of trade payables into debt                                 $      --    $     243
         Conversion of liabilities and debt into preferred stock                $      --    $     495
         Retirement of common stock to pay shareholder notes receivable         $      --    $     435
         Class A Preferred Stock converted into Common Stock                    $     670    $       -
         Common Stock issued for patent rights                                  $     131    $       -
         Contingent consideration accrued on Chemotrade acquisition             $     114    $       -

Supplemental disclosures of cash flow information (in thousands):

                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
         Cash paid during the period for:
           Interest                                                             $       3    $     388
           Income taxes                                                               195          433

NOTE 4 - SALE OF DEPLETED ZINC BUSINESS

On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC for $8,230,000, including $1,500,000 due in equal installments on November 30, 2000, 2001 and 2002. We received cash of approximately $6,730,000 from Eagle-Picher at the closing, of which approximately $1,150,000 was used to pay certain accrued liabilities and debt. Upon completion of the sale, we recognized a net gain on the sale amounting to $5,088,000. Eagle-Picher's obligation to pay the final $1,500,000 is subject to the performance of our former depleted zinc supplier under the terms of a supply agreement that was transferred to Eagle-Picher in the sale.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended April 30, 2000, we were recognizing the $1,500,000 on a straight-line basis as our former supplier performed. As of April 30, 2000, we had recognized additional gain of $208,000. Eagle-Picher failed to make the first additional payment due November 30, 2000. We believe that the unaffiliated supplier performed as required, and that Eagle-Picher has no cause for its non-payment. We have demanded payment from Eagle-Picher, but Eagle-Picher made an unacceptable counteroffer. A total of $458,000 of the contingent gain had been recognized at the time of Eagle-Picher's default, of which $250,000 had been recognized in the year ended April 30, 2001. We ceased recognizing any additional contingent gain as a result of Eagle Picher's failure to make the first payment when due. We established a reserve for the notes receivable and gain recognized to date resulting in a net loss of $208,000 in 2001.

Additionally, as of December 1, 1999, Eagle-Picher was to supply us with 200 kilograms of silicon-28 by December 31, 2000, to be used in research and development activities. We gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock, however, these warrants and the underlying shares, were contingent upon the delivery of silicon-28 by Eagle-Picher by December 31, 2000. Eagle-Picher exercised its warrant, under a net exercise provision in the warrant agreement, and received 3,130,435 shares of our Common Stock, in March 2000. Because Eagle-Picher exercised its warrant pursuant to the terms of the net exercise provision, Eagle-Picher did not pay cash to exercise the warrant. Eagle-Picher disputed our calculation and believed we should have issued to it an additional 155,279 shares of common stock.

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

As Eagle-Picher is claiming FORCE MAJEURE, it believes it is entitled to retain its ownership to the 3,130,435 shares obtained through the net exercise of the warrant and believes it also should receive the disputed 155,279 shares of our common stock. We continue to dispute Eagle-Picher's claims and on January 26, 2001, our Board of Directors authorized us to cancel Eagle-Picher's common stock shares and return those shares to the "authorized, unissued" category. We cancelled the shares on February 20, 2001.

We notified Eagle-Picher of our intention to pursue the dispute resolution process, as set forth in the agreement with Eagle-Picher, in December 2000. The dispute resolution process consists of three phases. The first phase was negotiations between designated members of senior management of the two companies. Several meetings were held in December 2000 and January 2001. No resolution was reached.

The second phase was mediation. Eagle-Picher notified us of its desire to mediate this dispute on January 18, 2001. A mediation session was held on January 26, 2001. Again, no resolution was reached. The third phase is binding arbitration. On March 26, 2001, we filed for binding arbitration. We are claiming damages against Eagle-Picher of $75,500,000. An arbitration hearing will be scheduled for late 2001. We have been informed by our legal counsel that it will likely take a minimum of six-to-nine months or longer to complete the arbitration phase.

On February 8, 2001, Eagle-Picher informed us that they would be seeking damages, in excess of $10,000,000, for alleged misrepresentations regarding the status of the depleted zinc business at the time of the sale. We believe these allegations to be groundless, and we believe we made full and complete disclosure to Eagle-Picher at the time of the sale.

Discovery has not yet commenced in the arbitration proceeding. Consequently, it is premature for us to predict any likely outcome. We intend to vigorously defend against Eagle-Picher's claim and to prosecute our own claims against Eagle-Picher until successfully resolved or a settlement is reached.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - REORGANIZATION AND SUBSEQUENT SALE OF IPRC

On May 1, 2000, we substantially reorganized IPRC to focus on the recovery and recycling of zinc metal from various sources, including galvanized steel scrap, electric arc furnace dust and brass scrap. From May 1, 2000, through January 31, 2001 IPRC did not engage in any revenue producing activities.

In January 2001, we acquired the patent rights related to the recovery and recycling of zinc processes from three unaffiliated parties. A total of 75,000 shares of our Common Stock valued at $131,000 were issued for these rights. On February 1, 2001 we sold IPRC and the acquired patent rights to Interpro Zinc, LLC, a limited liability company formed by a management group. As part of the transaction, Interpro Zinc, LLC assumed approximately $700,000 in liabilities associated with the operations of IPRC and agreed to indemnify us against any contingent liabilities related to the IPRC site in Golden, Colorado. The management group consists of Dr. Robert H. Cuttris, formerly president of IPRC, James E. Alexander, president, chief executive officer and chairman of the board of directors of Isonics Corporation, and Boris Rubizhevsky, senior vice president and director of Isonics Corporation. Each of the three aforementioned individuals owns 25% of Interpro Zinc, LLC. Each of the three aforementioned individuals contributed $100,000 to Interpro Zinc, LLC to continue the development of the zinc recovery technology. Isonics received a 25% interest in Interpro Zinc LLC as consideration for the sale. We realized a gain from the sale of IPRC of $59,000, representing the net liabilities at the date of disposition. In addition, Interpro Zinc, LLC has assumed Dr. Cuttriss' employment agreement that extended through September 2003. We have signed a cooperation agreement with Interpro Zinc, LLC to continue leasing office, laboratory and storage space at our current location. This agreement expires December 31, 2001.

NOTE 6 - INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
       Deferred tax assets
         Accruals and expenses deductible in future periods                     $   1,464    $   1,609
         Net operating loss and credit carryforwards                                  683            -
                                                                                ---------    ---------
       Total deferred tax assets                                                    2,147        1,609
         Valuation allowance                                                       (2,083)        (376)
                                                                                ---------    ---------
                                                                                       64        1,233
       Deferred tax liabilities
         Amortization and depreciation                                                (64)        (593)
                                                                                ---------    ---------
                                                                                $      --    $     640
                                                                                =========    =========

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) consists of the following (in thousands):


                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
       Current
         Federal                                                                $    (419)   $     640
         State                                                                         --           98
         Foreign                                                                       --           31
                                                                                ---------    ---------
                                                                                     (419)         769
       Deferred
         Federal                                                                      419         (640)
         State                                                                         --            -
                                                                                ---------    ---------
                                                                                      419         (640)
                                                                                ---------    ---------
                                                                                $      --    $     129
                                                                                =========    =========

A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

                                                                                       April 30,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
       Expected tax (benefit) at federal statutory rate                         $  (1,529)      $  958
       State taxes net of federal benefit                                            (178)          98
       Foreign income taxed at different rates                                         --          (77)
       Non-deductible expenses                                                         --           67
       Utilization of previously unrecognized net operating loss and tax
         credit carryforwards                                                          --         (115)
       Change in valuation allowance                                                1,707         (802)
                                                                                ---------    ---------
                                                                                $      --    $     129
                                                                                =========    =========

The federal net operating loss carryforward of approximately $1,720,000 as of April 30, 2001 expires in 2016. In addition, Chemotrade has a net operating loss carryforward of approximately $281,000 which under current German tax law will not expire until utilized. There were no operating loss carryforwards as of April 30, 2000.

We have established a full valuation allowance against the deferred tax assets because it is uncertain whether we will utilize these benefits due to continuing operating losses.

NOTE 7 - DEBT AND LINE OF CREDIT

We have term debt outstanding of $16,000 and $20,000 as of April 30, 2001 and 2000, respectively relating to a vehicle loan. We currently have no lending facilities with any financial institutions, except for an unsecured line of credit available to Chemotrade in the amount of DM 400,000 ($182,000) and a letter of credit guarantee relating to imports and exports for $50,000. As of April 30, 2001 there are no borrowings outstanding under the line of credit.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

On December 13, 2000, we completed a private placement to accredited investors whereby we sold 337,500 units for $675,000. Each unit consisted of one share of common stock and two redeemable Class B common stock purchase warrants. Class B warrants are exercisable at $1.50 per share until December 31, 2005. Each Class B warrant entitles the holder to receive one share of common stock and one redeemable Class C common stock purchase warrant. We are required to issue an additional 112,500 shares and 225,000 Class B warrants to the purchasers of the units if the average bid price of our common stock does not equal or exceed $2.00 per share during the 30 days following the date of an effective registration statement covering these shares. Each Class C warrant entitles the holder to purchase one share of common stock at $2.50 until December 31, 2005. We may redeem the Class B and C warrants at a price of $.10 if the closing price of our common stock trades at or above $3.75 per share for any 20 of 30 consecutive trading days provided a registration statement permitting the exercise of those warrants is then current and effective.

On September 22, 1997, we completed an initial public offering of 810,000 units, each unit consisting of one share of common stock and one redeemable Class A common stock purchase warrant. Each Class A warrant entitles the holder to purchase one share of common stock at $5.80 per share, exercisable until September 21, 2001. We may redeem the Class A warrants at a price of $0.10 per warrant if the closing price of our common stock is at least $14.50 per share for at least 20 consecutive trading days. In connection with the offering, we granted the underwriter warrants to purchase 80,000 units at $9.57 per unit. The underwriter warrants expire on September 21, 2002; however, the Class A warrant included in the unit expires on September 21, 2001.

On April 30, 2001, we completed an exchange offer whereby the holders of Class A warrants could exchange each Class A warrant for a Class B warrant. In order to participate in the exchange offer, each holder of the Class A warrants was required to submit their election by April 30, 2001. As of April 30, 2001, 124,400 of the 810,000 Class A warrants had been processed and exchanged for Class B warrants. As of June 20, 2001, 632,610 of the Class A warrants have been exchanged for Class B warrants.

PREFERRED STOCK

On July 29, 1999, we completed a private placement financing to accredited investors and creditors valued in total at approximately $2,745,000. We issued 1,830,000 units, each consisting of one share of Series A Convertible Preferred Stock and one common stock purchase warrant. We received $2,250,000 in cash proceeds and converted $425,000 of long-term debt in connection with the private placement. Each share of the Series A Convertible Preferred Stock is convertible into one share of our common stock. The liquidation preference for the Series A Convertible Preferred Stock is $1.50 per share amounting to a total liquidation preference of $1,445,499 at April 30, 2001. Each warrant allows the investor to purchase one share of common stock for $3.75 through July 29, 2002.

In addition to converting $425,000 of existing debt as part of the private placement we:

      - Issued 500,000 warrants to purchase shares of our common stock to an investment banker as a commission on this placement. The warrants are exercisable at $3.75 per share through July 29, 2002.

      - Issued 46,667 units in satisfaction of all current and future obligations under a royalty agreement.


      - Extended the payment due date for the remaining balance on the Chemotrade acquisition note to July 2000, which note has been paid in full.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      - Extended the payment due date for unsecured promissory notes to January 2000, which notes have been paid in full.

During 1998, the Emerging Issues Task Force issued EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which was applicable for equity instruments issued after May 20, 1999. EITF 98-5 requires issuers of convertible preferred stock containing a nondetachable conversion feature that is in-the-money at the commitment date to allocate part of the proceeds of the issuance to the conversion feature based on its intrinsic value. The conversion feature on the 1,830,000 shares of preferred stock had an intrinsic value of $686,000 at the commitment date. This amount is considered a deemed dividend and was not previously reported as such in our financial statements for the year ended April 30, 2000. The net income (loss) attributable to common shareholders and net income (loss) per share for the year ended April 30, 2000 have been restated to reflect this deemed dividend as follows:

                                                                                Previously
                                                                                 Reported          Restated
                                                                                ----------       -----------
         Net income (loss) attributable to common shareholders                  $2,689,000        $2,003,000
         Net income (loss) per share attributable to common
              shareholders - basic                                              $      .40       $       .30
         Net income (loss) per share attributable to common
              shareholders - diluted                                            $      .26       $       .19

On November 16, 2000, the Emerging Issues Task Force issued EITF 00-27, "Application of EITF Issue 98-5, `Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments." EITF 00-27 requires the use of an effective conversion price in determining the value of a conversion feature contained in a convertible equity instrument. The consensus opinion for this issue is retroactive for instruments issued after May 20, 1999 and is to be applied in the quarter that includes November 16, 2000. In applying the requirements of EITF 00-27, we determined the value of the conversion feature contained in our preferred stock to be $1,415,000. Of this amount, $686,000 has been reported as a deemed dividend in 2000 as discussed above. The remaining $729,000 has been reported as a deemed dividend in 2001.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION AND PURCHASE PLANS

1996 STOCK OPTION PLAN

Our 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2001, there remain 358,769 options outstanding under the 1996 Stock Option Plan.

DIRECTORS' STOCK OPTION PLAN

The 1998 Directors' Plan provides that each person serving as a member of the Board, who is not an employee of Isonics, receive options to purchase 20,000 shares of common stock when such person accepts his position as a director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a director provided such person is not an employee of Isonics at the time of election. The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors' plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options' termination. As of April 30, 2001, options to purchase a total of 140,000 shares were outstanding under the directors' plan.

EXECUTIVE AND INCENTIVE STOCK OPTION PLANS

In November 1996, the Board of Directors adopted the Executive and Incentive Stock Option Plans authorizing the granting of up to 570,000 and 150,000 incentive and nonqualified stock options respectively, to our key employees, directors or consultants. Effective October 11, 2000, shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 1,000,000 and 500,000 respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over five years and expire five to ten years after the date of grant. As of April 30, 2001, options to purchase a total of 609,083 shares were outstanding under the Executive and Incentive Stock Option Plans.

EMPLOYEE STOCK PURCHASE PLAN

The employee stock purchase plan has reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value of our common stock at the beginning or the end of the offering period. As of April 30, 2001, 27,937 shares have been issued under the plan.

PRO FORMA DISCLOSURE OF COMPENSATION EXPENSE UNDER SFAS NO. 123

The exercise price of options granted is the quoted market price of our stock on the date of grant. Accordingly, no compensation expense has been recognized for grants from the plans made to employees or directors. Had compensation cost for grants to employees and directors been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, our results of operations and per share amounts for the years ended April 30, 2001 and 2000 would have been changed to the pro forma amounts indicated below.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     2001             2000
                                                                                -------------      ------------
         Net income (loss) attributable to common shareholders
           (Information for 2000 is restated)
           As reported                                                          $  (5,227,000)     $  2,003,000
           Pro forma                                                            $  (5,819,000)     $    562,000

         Income (loss) per share attributable to common shareholders - basic
           (Information for 2000 is restated)
           As reported                                                          $       (.63)     $        .30
           Pro forma                                                            $       (.70)     $        .08

         Income (loss) per share attributable to common shareholders - diluted
           (Information for 2000 is restated)
           As reported                                                          $       (.63)     $       0.19
           Pro forma                                                            $       (.70)     $       0.05

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; no expected dividends, volatility of 150%; risk-free interest rate of 6.0%; and expected lives of five
(5) years. A summary of the status of our stock option plans as of April 30, 2001 and 2000, and changes during the years ending on these dates is presented below.

                                                                                                   Weighted
                                                                                                    Average
                                                                                   Number of       Exercise
                                                                                     Shares          Price
                                                                                  -----------    -----------

       Outstanding, May 1, 1999                                                       996,577        $1.49
         Granted                                                                      169,500        $6.35
         Exercised                                                                    (21,813)       $1.16
         Canceled                                                                     (57,500)       $1.69
                                                                                  -----------

       Outstanding, April 30, 2000                                                  1,086,764        $2.25
         Granted                                                                      235,000        $2.68
         Exercised                                                                   (201,912)       $1.03
         Canceled                                                                     (12,000)       $2.00
                                                                                  -----------
       Outstanding, April 30, 2001                                                  1,107,852        $2.43
                                                                                  ===========

The weighted average fair value of options granted during the years ended April 30, 2001 and 2000 was $2.46 and $5.78, respectively.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information applies to options outstanding at April 30, 2001:

                                                              Weighted
                                                          Average Remaining
            Range of        Number       Weighted Average    Contractual       Number      Weighted Average
         Exercise Price   Outstanding     Exercise Price    Life (Years)     Exercisable    Exercise Price
         --------------   -----------   ------------------  ------------     -----------  ------------------
              $0.58           207,340          $0.58              5             207,340          $0.58
          $1.00 - $1.44       204,583          $1.25              3             169,583          $1.28
          $1.62 - $2.38       348,929          $1.86              4             338,209          $2.06
          $2.56 - $3.50       180,000          $2.98              4             145,000          $3.08
          $5.50 - $7.31       167,000          $6.39              4              89,500          $6.82
                          -----------                                        ----------
                            1,107,852          $2.43                            949,632          $2.20
                          ===========                                        ==========

NOTES RECEIVABLE FROM SHAREHOLDERS

In fiscal 1997, two of our executive officers exercised stock options to each acquire 259,175 shares of common stock at an exercise price of $0.64 per share. In fiscal 1999, two other executive officers exercised stock options to acquire 57,603 and 138,227 shares of common stock at exercise prices of $0.87 and $0.58, respectively. In each case, we loaned the executive officer the aggregate amount representing the exercise price of the option, and the officer executed a promissory note reflecting the loan. Each executive officer pledged the purchased shares as collateral for the loan pursuant to a pledge agreement. Each loan accrued interest at an annual rate equal to the minimum applicable federal rate, and interest was payable annually; principal and accrued but unpaid interest was due five years from the date of the note. In addition, during fiscal 1998, we loaned to each of the two executive officers, related to the fiscal 1997 option exercises, pursuant to a five-year note with interest at the minimum applicable federal rate, the amount equal to the federal and state tax liability incurred by him as a result of exercising such option, and agreed to pay compensation to such officers equal to the amount of interest payable under these loans and the amount of taxes payable as a result of such compensation.

In January 2000, the Board of Directors agreed to forgive the current interest and principal due related to the tax notes and to accept Isonics common stock, owned by the officers, in payment of the balances owed for the share purchase loans. The amount owed by Mr. James Alexander, our President and CEO, that was forgiven was $74,000. The amount owed by Mr. Boris Rubizhevsky, our Senior Vice President, that was forgiven was $61,000. In both cases the amount forgiven was treated as bonus compensation to Mr. Alexander and Mr. Rubizhevsky. Each officer surrendered 30,437 shares of Isonics Common Stock to pay off $175,000 of principal and accrued interest. The other two loans, executed in fiscal 1999, were paid in full: the first, in cash, in March 2000; and the second, by the surrender of 11,664 shares of our common stock in January 2000. As of April 30, 2001 and 2000 we had no notes receivable outstanding for the acquisition of stock.

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS

We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

                                                                                                  Weighted
                                                                                                    Average
                                                                                   Number of       Exercise
                                                                                    Shares           Price
                                                                                  -----------    -----------
     Outstanding, May 1, 1999                                                       2,442,470        $3.90
         Warrants issued in debt restructuring                                         95,000         2.61
         Warrants issued in private placement of convertible preferred stock        2,330,000         3.75
         Warrants issued for isotope supply agreement                               4,000,000         3.75
         Exercised                                                                 (3,897,173)        3.55
         Forfeited, via net exercise                                               (1,043,650)        3.92
         Expired                                                                           --         0.00
                                                                                  -----------

     Outstanding, April 30, 2000                                                    3,926,647        $4.01
         Warrants issued in private placement of common stock                         675,000         1.50
         Warrants issued under anti-dilution agreement                                146,301         3.52
         Warrants issued for services                                                  10,000         5.00
         Exercised                                                                    (99,332)        2.76
         Forfeited, via net exercise                                                  (23,521)        2.76
         Expired                                                                           --         0.00
                                                                                  -----------

     Outstanding, April 30, 2001                                                    4,635,095        $3.44
                                                                                  ===========

The outstanding warrants as of April 30, 2001, are summarized as follows:

                                                                                  Weighted
                                                                                   Average
                                                                    Number        Exercise        Expiration
                                                                  Outstanding       Price            Date
                                                                  -----------    -----------     -----------

         Class A Warrants                                             685,600    $      5.80      09-21-2001
         Class B Warrants                                             799,400    $      1.50      12-31-2005
         Class C Warrants                                                   -    $         -      12-31-2005
         Other Warrants                                             3,150,095    $      3.42             (1)
                                                                 ------------    -----------
                                                                    4,635,095    $      3.44
                                                                 ============    -----------

      (1) The other warrants expire at various dates ranging from September 27, 2001 through July 31, 2007.

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

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the preferred stock private placement on July 29, 1999, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of potential dilution triggered by the December 13, 2000 private placement, we issued an additional 146,301 common stock warrants to the preferred shareholders and reduced the exercise price to $3.52 on all related warrants in order to satisfy the anti-dilution provisions.

As a result of the exchange offer completed on April 30, 2001 whereby the holders of Class A warrants could exchange each Class A warrant for a Class B warrant, we are required to issue approximately 120,000 additional common stock warrants and reduce the exercise price of all the warrants issued in the preferred stock placement to approximately $3.36 in order to satisfy the anti-dilution provisions discussed above. The additional warrants and the reduction in the exercise price occurred on July 26, 2001.

The private placement agreement associated with the private placement completed on December 13, 2000 required that we register the common stock and the common stock underlying the Class B common stock warrants by June 14, 2001 or penalty provisions would apply. As we were unable to complete the effective registration of such shares by June 14, 2001, on July 26, 2001, we rectified the situation by issuing an additional 112,500 shares of common stock and an additional 675,000 Class B warrants to the accredited investors of the private placement. As a result of this settlement, the anti-dilution provisions related to the preferred stock private placement were triggered. In order to satisfy the anti-dilution provisions, on July 26, 2001 we issued approximately 135,000 common stock warrants and reduced the exercise price to $3.17 for all related warrants.

NOTE 9 - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

During the year ended April 30, 2000 we had two operating segments consisting of Isotope Products conducted through Isonics and Chemotrade and Contract Research and Development Services conducted in IPRC. As discussed in Note 5, our contract research and development activities ceased on May 1, 2000, and accordingly, we currently have one operating segment.

      Information by segment is set forth below (in thousands):

                                                                                  2001            2000
                                                                             -------------     -----------
         Segment revenues:
           Isotope products                                                  $       7,789     $    11,577
           Contract research and development services                                    -           1,156
                                                                             -------------     -----------
              Total                                                          $       7,789     $    12,733

         Segment operating (loss) income
           Isotope products                                                  $      (4,009)    $    (2,070)
           Contract research and development services                                    -            (331)
                                                                             -------------     ------------
              Total                                                          $      (4,009)    $    (2,401)

         Total assets:
           Isotope products                                                  $       6,102     $     8,711
           Contract research and development services                                    -             822
                                                                             -------------     -----------
              Total                                                          $       6,102     $     9,533

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of our operations by geographic area is presented below (in thousands):

                                                                                  2001             2000
                                                                             -------------     -----------
         Net revenues
           United States                                                     $       2,602     $     4,501
           Germany                                                                   5,187           8,232
                                                                             -------------     -----------
              Total                                                          $       7,789     $    12,733

         Operating (loss) income
           United States                                                     $      (3,978)    $    (2,486)
           Germany                                                                     (31)             85
                                                                             --------------    -----------
              Total                                                          $      (4,009)    $    (2,401)

         Total assets
           United States                                                     $       1,814     $     4,731
           Germany                                                                   4,288           4,802
                                                                             -------------     -----------
              Total                                                          $       6,102     $     9,533

NOTE 10 - EMPLOYEE BENEFIT PLAN

We have a profit sharing plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our employees. Company contributions to the plan aggregated approximately $39,000 and $40,000 for 2001 and 2000, respectively.

NOTE 11 - CONCENTRATIONS

As of April 30, 2001, five customers accounted for approximately 50.2% of total net accounts receivable. One of these customers, and four other customers, accounted for approximately 41.0% of net revenues during the year ended April 30, 2001. Two different customers accounted for approximately 25% of net revenues during the year ended April 30, 2000. One of these customers accounted for approximately 18% of accounts receivable at April 30, 2000. Two customers accounted for approximately 34.9% of the German segment's revenue for the year ended April 30, 2001. One of these customers accounted for approximately 23.3% of the German segment's accounts receivable at April 30, 2001.

NOTE 12 - COMMITMENTS

We rent office and production facilities and equipment under operating leases expiring through March 2004. Rent expense for operating leases was approximately $224,000 for the years ended April 30, 2001 and 2000. Future minimum annual operating lease commitments are as follows (in thousands):

                          Year Ending April 30,
                          ---------------------
                                 2002                     $      188
                                 2003                            176
                                 2004                             50
                                                            --------
                                                                $414
                                                            ========

                      ISONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS

On July 18, 2001 we signed a letter of intent to acquire certain net assets of Silicon Evolution, Inc. in exchange for 2,000,000 restricted shares of common stock. In addition, we may be required to issue up to 1,600,000 additional shares of restricted common stock if the acquired net assets achieve certain operating objectives, as defined, in the sixth fiscal quarter after the closing of the transaction.