Form 10QSB
period 2001-07-31
ISONICS CORP
filed 2001-09-12
CIK 1023966

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-QSB

(Mark One)

   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended July 31, 2001




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

The number of shares outstanding of the registrant's Common Stock, no par value, was 9,310,975 at August 27, 2001.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

================================================================================

                               ISONICS CORPORATION

                                TABLE OF CONTENTS

                                   FORM 10-QSB



Part I:  Financial Information

         Item 1:      Financial Statements

                      Condensed Consolidated Balance Sheets as of July
                           31, 2001 and April 30, 2001........................3
                      Condensed Consolidated Statements of Operations
                           for the Three Month Periods Ended July 31,
                           2001 and 2000......................................4
                      Condensed Consolidated Statements of Cash Flows
                           for the Three Month Periods Ended July 31,
                           2001 and 2000......................................5
                      Notes to Condensed Consolidated Financial
                           Statements.........................................6

         Item 2:      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.....12

Part II: Other Information

         Item 6:      Exhibits and Reports on Form 8-K.......................18

Signatures            .......................................................19


PART I:  FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS


                                 ISONICS CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                   ASSETS

                                                                           (UNAUDITED)
                                                                          JULY 31, 2001               APRIL 30, 2001
                                                                     ------------------------    ------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                         $                 660       $               1,090
     Accounts receivable (net of allowances of $12 and $39,
          respectively)                                                                  685                         778
     Income taxes receivable                                                             419                         419
     Inventories                                                                         381                         492
     Prepaid expenses and other current assets                                           226                         190
                                                                     ------------------------    ------------------------
          Total current assets                                                         2,371                       2,969
                                                                     ------------------------    ------------------------

LONG-TERM ASSETS
     Property and equipment, net                                                          83                          95
     Goodwill (net of accumulated amortization of $537 and $493,
      respectively)                                                                    2,963                       3,006
     Other assets                                                                         40                          32
                                                                     ------------------------    ------------------------
          Total long-term assets                                                       3,086                       3,133
                                                                     ------------------------    ------------------------

TOTAL ASSETS                                                           $               5,457       $               6,102
                                                                     ========================    ========================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           (UNAUDITED)
                                                                          JULY 31, 2001               APRIL 30, 2001
                                                                     ------------------------    ------------------------
CURRENT LIABILITIES:
     Short-term debt and line of credit                                $                  15       $                  16
     Accounts payable                                                                    519                         754
     Accrued liabilities                                                                 541                         590
                                                                     ------------------------    ------------------------
          Total current liabilities                                                    1,075                       1,360
                                                                     ------------------------    ------------------------

STOCKHOLDERS' EQUITY:
     ClassA Preferred Stock--no par value; 10,000,000 shares
          authorized; 963,666 shares issued and outstanding on
          July 31, 2001 and April 30, 2001                                               745                         745

     Common stock--no par value.  20,000,000 shares
          authorized; 9,310,975 shares issued and outstanding
          on July 31, 2001, and 8,961,288 shares issued and
          outstanding on April 30, 2001                                                8,835                       8,508
     Additional Paid in Capital                                                        2,745                       2,745
     Accumulated deficit                                                              (7,943)                     (7,256)
                                                                     ------------------------    ------------------------
          Total stockholders' equity                                                   4,382                       4,742
                                                                     ------------------------    ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $               5,457       $               6,102
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

                        ISONICS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                          JULY 31,
                                              ----------------------------------
                                                    2001               2000
                                              ---------------     --------------
Net revenues                                   $       1,634       $      2,036
Cost of revenues                                       1,213              1,522
                                              ---------------     --------------
          Gross margin                                   421                514

Operating expenses:
     Selling, general and administrative                 929              1,203
     Research and development                            105                304
                                              ---------------     --------------
          Total operating expenses                     1,034              1,507
                                              ---------------     --------------

Operating loss                                          (613)              (993)
                                              ---------------     --------------

Other income (expense):
     Foreign exchange                                    (59)                69
     Interest and other income                             9                 99
     Interest expense                                    (20)               (16)
                                              ---------------     --------------
          Total other income (expense), net              (70)               152
                                              ---------------     --------------
Loss before income taxes                                (683)              (841)
Income tax expense                                         4                  1
                                              ---------------     --------------
NET LOSS                                       $        (687)      $       (842)
                                              ===============     ==============


Net loss per share--basic and diluted
Net loss per share                             $       (0.08)      $      (0.11)
Shares used in computing per share
     information                                       9,108              7,639





            See notes to condensed consolidated financial statements.

                              ISONICS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                           (UNAUDITED)



                                                                                 THREE MONTHS ENDED JULY 31,
                                                                     ----------------------------------------------------
                                                                               2001                        2000
                                                                     ------------------------    ------------------------
Net cash used in operating activities                                  $                (755)      $              (1,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                  (2)                        (11)
                                                                     ------------------------    ------------------------
          Cash used in investing activities                                               (2)                        (11)
                                                                     ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                              327                         193
                                                                     ------------------------    ------------------------
          Cash provided by financing activities                                          327                         193
                                                                     ------------------------    ------------------------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS:                                                                       (430)                     (1,326)
     Cash and cash equivalents at beginning of period                                  1,090                       3,385
                                                                     ------------------------    ------------------------
     Cash and cash equivalents at end of period                        $                 660       $               2,059
                                                                     ========================    ========================


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                     $                   1       $                   1
                                                                     ========================    ========================
          Income taxes                                                 $                   4       $                 675
                                                                     ========================    ========================

Supplemental disclosure of noncash investing and financing activities:

          Class A Preferred Stock converted into Common Stock          $                  --       $                 470
                                                                     ========================    ========================


            See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of July 31, 2001, and for the three months ended July 31, 2001, and 2000, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2001.

REALIZATION OF ASSETS

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through August 31, 2001. In addition, we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We continue to pursue several items that will help us meet our future cash needs. We expect to receive an income tax refund of approximately $419,000 resulting from a carry-back claim associated with the prior year taxable loss. In addition, we continue to aggressively pursue our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in calendar 2002 (see "SALE OF DEPLETED ZINC BUSINESS"). We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and potential expansion. Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

As of July 31, 2001, a total of 6,487,864 outstanding stock options and warrants, and 963,666 outstanding shares of Class A Convertible Preferred Stock have been excluded from the diluted net income (loss) per share calculation, as their inclusion would be anti-dilutive. As of July 31, 2000, a total of 4,814,999 outstanding stock options and warrants, and 1,516,667 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. During the three month period ending July 31, 2000, 3,130,435 shares of common stock were excluded from the basic computation, as the issuance of this common stock was contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction. On February 20, 2001 we canceled the 3,130,435 shares of Common Stock issued to Eagle-Picher as discussed in "SALE OF DEPLETED ZINC BUSINESS."

During the three month period ended July 31, 2001, we issued the following shares of Common Stock:



Description                                          Number of Common Stock Shares
-----------                                          -----------------------------
Balance as of April 30, 2001                                    8,961,288
Exercise of warrants                                              233,320
Additional shares issued in connection with
  December 13, 2000 private placement                             112,504
Shares issued from employee stock purchase plan                     3,863
                                                                ---------
Balance as of July 31, 2001                                     9,310,975
                                                                =========


The terms of the private placement completed on December 13, 2000 required that we register the common stock and the common stock underlying the Class B common stock warrants by June 14, 2001. As we were unable to complete the effective registration of such shares by June 14, 2001, on July 26, 2001, we rectified the situation by issuing an additional 112,504 shares of common stock and an additional 675,000 Class B warrants to the investors of the private placement.

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


INVENTORIES

Inventories consist of (in thousands):



                                        JULY 31, 2001           APRIL 30, 2001
                                     ------------------    ---------------------
Finished goods                         $       80            $       186
Work in progress                              301                    306
                                     ------------------    ---------------------
     Total inventories                 $      381            $       492
                                     ==================    =====================


SIGNIFICANT CUSTOMERS

At July 31, 2001, three customers accounted for approximately 47% of total net accounts receivable. These three customers accounted for approximately 43% of net revenues for the three months ended July 31, 2001. At April 30, 2001, five customers accounted for approximately 50.2% of total net accounts receivable. At July 31, 2001, two customers accounted for approximately 50% of the German segment's net accounts receivable. These two customers accounted for approximately 44% of the German segment's net revenues for the three months ended July 31, 2001. One customer accounted for approximately 23.3% of the German segment's accounts receivable at April 30, 2001.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

         Information by segment is set forth below (in thousands):



                                                     THREE MONTHS ENDED
                                                          JULY 31,
                                              ----------------------------------
                                                    2001               2000
                                              ----------------------------------
Segment revenues:
     Isotope products                           $   1,634          $   2,036
                                              ---------------     --------------
          Total                                 $   1,634          $   2,036
                                              ===============     ==============




                                                     THREE MONTHS ENDED
                                                          JULY 31,
                                              ----------------------------------
                                                   2001              2000
                                              ----------------------------------
Segment operating (loss) income:
     Isotope products                           $   (613)          $   (993)
                                              ---------------     --------------
          Total                                 $   (613)          $   (993)
                                              ===============     ==============




                                               JULY 31, 2001            APRIL 30, 2001
                                           --------------------     ---------------------
Identifiable Assets:
     Isotope products                       $      5,457             $       6,102
                                           --------------------     ---------------------
          Total                             $      5,457             $       6,102
                                           ====================     =====================


                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


A summary of operations by geographic area is as follows:



                                                      THREE MONTHS ENDED
                                                           JULY 31,
                                              ----------------------------------
                                                   2001               2000
                                              ---------------     --------------
Net revenues:
     United States                              $     904          $     528
     Germany                                          730              1,508
                                              ---------------     --------------
          Total                                 $   1,634          $   2,036
                                              ===============     ==============




                                                      THREE MONTHS ENDED
                                                           JULY 31,
                                              ----------------------------------
                                                   2001               2000
                                              ---------------     --------------
Operating (loss) income:
     United States                              $   (541)          $   (875)
     Germany                                         (72)              (118)
                                              ---------------     --------------
          Total                                 $   (613)          $   (993)
                                              ===============     ==============




                                               JULY 31, 2001            APRIL 30, 2001
                                           --------------------     ---------------------
Identifiable Assets:
     United States                          $      1,450             $       1,814
     Germany                                       4,007                     4,288
                                           --------------------     ---------------------
          Total                             $      5,457             $       6,102
                                           ====================     =====================


                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

For the year ended April 30, 2000, we were recognizing the $1,500,000 on a straight-line basis as our former supplier performed. As of April 30, 2000, we had recognized additional gain of $208,000. Eagle-Picher failed to make the first additional payment due November 30, 2000. We believe that the unaffiliated supplier performed as required, and that Eagle-Picher has no cause for its non-payment. We have demanded payment from Eagle-Picher, but Eagle-Picher made an unacceptable counteroffer. A total of $458,000 of the contingent gain had been recognized at the time of Eagle-Picher's default, of which $250,000 had been recognized in the year ended April 30, 2001. We ceased recognizing any additional contingent gain as a result of Eagle Picher's failure to make the first payment when due. We established a reserve for the notes receivable and reversed the gain recognized in 2001, resulting in a net loss of $208,000 in 2001.

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

                      ISONICS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The second phase was mediation. Eagle-Picher notified us of its desire to mediate this dispute on January 18, 2001. A mediation session was held on January 26, 2001. Again, no resolution was reached. The third phase is binding arbitration. On March 26, 2001, we filed for binding arbitration. We are claiming damages against Eagle-Picher of $75,500,000. An arbitration hearing has been scheduled for April 2002. We have been informed by our legal counsel that it will likely take a minimum of six-to-nine months or longer to complete the arbitration phase.

On February 8, 2001, Eagle-Picher informed us that they would be seeking damages, in excess of $10,000,000, for alleged misrepresentations regarding the status of the depleted zinc business at the time of the sale. We believe these allegations to be groundless, and we believe we made full and complete disclosure to Eagle-Picher at the time of the sale.

Discovery is only in the very preliminary stages of the arbitration proceeding. Consequently, it is premature for us to predict any likely outcome. We intend to vigorously defend against Eagle-Picher's claim and to prosecute our own claims against Eagle-Picher until successfully resolved or a settlement is reached.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 BUSINESS COMBINATIONS and SFAS No. 142 GOODWILL AND INTANGIBLE ASSETS. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at July 31, 2001, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $2,963,000. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $175,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations, until we are able to complete our analysis of the impairment provisions of the new standards. Under existing accounting standards, our assessment of the Chemotrade goodwill indicated that no impairment existed as of July 31, 2001. In the event our analysis under the new guidance indicates this goodwill is impaired, we will be required to record a charge to our earnings in the year of adoption.

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

GENERAL DISCUSSION

Founded in 1992, we are an advanced materials and technology company. We are developing and we anticipate commercializing products created from materials whose natural isotopic ratios have been modified. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well-known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive. Several manufacturers, located primarily in republics that once were part of the Soviet Union, produce these isotopes. We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds. For example, oxygen-18 is sold as water, and carbon-13 is sold as carbon dioxide. Today our isotope business addresses the material needs of two primary markets:

         o        Life sciences and
         o        Semiconductor materials.

While we are currently focusing on these two markets, we continually evaluate other applications for both stable and radioisotopes. We also sell isotopes for use in basic scientific research and certain specific industrial applications. We believe that our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RECENT ACQUISITION DISCUSSIONS

On July 18, 2001, we signed a letter of intent to buy the silicon-on-insulator wafer business (SOI business) of Silicon Evolution, Inc. ("SEI") by acquiring certain assets and assuming certain liabilities in exchange for 2,000,000 restricted shares of common stock. In addition, we would be required to issue up to 1,600,000 additional shares of restricted common stock if the SOI business were to achieve certain operating objectives. Upon completion of our due diligence procedures, we determined that the previously agreed upon consideration was in excess of the fair value of the SOI business and we are negotiating with SEI to determine whether alternative acquisition arrangements are possible. If we are able to negotiate an alternative arrangement, we will continue to pursue the completion of the acquisition of SEI, but we cannot offer any assurance as to when the transaction would close, if it closes at all. If we reach a definitive agreement with SEI, our ability to complete the transaction will be dependent on a number of conditions, including obtaining the capital necessary to continue the SOI business.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.



                                                THREE MONTHS ENDED
                                                     JULY 31,
                                       ------------------------------------
                                            2001                 2000
                                       ----------------    ----------------
Net revenues                                 100.0   %           100.0   %
Cost of revenues                              74.3                74.8
                                       ----------------    ----------------
     Gross margin                             25.7                25.2
                                       ----------------    ----------------

Operating expenses:
     Selling, general &
          administrative                      56.9                59.1
     Research & development                    6.5                14.9
                                       ----------------    ----------------
          Total operating expenses            63.4                74.0
                                       ----------------    ----------------
Operating loss                               (37.7)              (48.8)
                                       ---------------- -- ----------------

Other income (expense), net                   (4.3)                7.5
                                       ----------------    ----------------
Loss before income taxes                     (42.0)              (41.3)
                                       ----------------    ----------------
Income tax expense                              --                  --
                                       ----------------    ----------------
NET LOSS                                     (42.0)  %           (41.3)  %
                                       ================    ================


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET REVENUES

Net revenues for the three months ended July 31, 2001 were approximately $1,634,000, a decrease of approximately 19.7%, or approximately $402,000, from approximately $2,036,000 for the three months ended July 31, 2000. The decrease is principally due to the reduction in net revenues from international isotope product sales partially offset by an increase in domestic isotope product sales.

Net revenues from international isotope product sales for the three months ended July 31, 2001 were approximately $730,000, a decrease of approximately 52%, or approximately $778,000, from approximately $1,508,000 for the three months ended July 31, 2000. The decrease was primarily the result of the acquisition of a major customer by one of our competitors during the second quarter of fiscal 2001.

Net revenues from domestic isotope product sales for the three months ended July 31, 2001 were approximately $904,000, an increase of approximately 71%, or approximately $376,000, from approximately $528,000 for the three months ended July 31, 2000. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the three months ended July 31, 2001.

We do not anticipate significant revenues from sales of silicon-28 based products in fiscal 2002. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance micro-processor segment of the semiconductor market. We can offer no assurance, however that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

GROSS MARGIN

Gross margin for the three months ended July 31, 2001 was approximately $421,000, a decrease of approximately 18%, or approximately $93,000, from approximately $514,000 for the three months ended July 31, 2000. On a percentage of net revenues basis, gross margin increased .5 percentage points to approximately 25.7%, for the three months ended July 31, 2001, from approximately 25.2%, for the three months ended July 31, 2000. The dollar decrease is directly attributable to the decrease in net revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased approximately $274,000, to approximately $929,000, for the three months ended July 31, 2001, from approximately $1,203,000, for the three months ended July 31, 2000. On a percentage of net revenues basis, selling, general and administrative expenses decreased approximately 2.2 percentage points to approximately 56.9%, for the three months ended July 31, 2001, from approximately 59.1%, for the three months ended July 31, 2000. The dollar decrease is primarily attributable to reduced salaries and headcount, and other related expenses due to the sale of our subsidiary International Process Research Corporation ("IPRC"), effective February 1, 2001. The percentage decrease is also attributable to the sale of our subsidiary IPRC, partially offset by a decrease in net revenues.

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

Research and development expenses decreased approximately $199,000, to approximately $105,000, for the three months ended July 31, 2001, from approximately $304,000, for the three months ended July 31, 2000. On a percentage of net revenues basis research and development expenses decreased approximately 8.4 percentage points to approximately 6.5% for the three months ended July 31, 2001, from approximately 14.9%, for the three months ended July 31, 2000. The dollar decrease is primarily related to decreased research and development expenses associated with the zinc recovery and recycling project. These expenses were incurred by our subsidiary IPRC, which was sold effective February 1, 2001. The percentage decrease is also attributable to the sale of our subsidiary IPRC, partially offset by a decrease in net revenues.

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

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes interest income and expense and foreign currency gains and losses. Other income (expense), net decreased approximately $222,000 , to approximately ($70,000), for the three months ended July 31, 2001, from approximately $152,000, for the three months ended July 31, 2000. The decrease is primarily attributable to a decrease in interest income of approximately $90,000 due to lower amounts of cash and cash equivalents and lower interest rates. In addition, for the three months ended July 31, 2001 we realized an approximate $59,000 loss related to the translation of the German financial statements of Chemotrade to US dollars as compared to an approximate $69,000 gain for the three months ended July 31, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


INCOME TAXES

We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such we have provided a valuation allowance against the deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund. We anticipate receiving a tax refund of approximately $419,000 resulting from a carry-back claim associated with the prior year taxable loss. This refund will be received after we file our fiscal year 2001 consolidated tax returns.

NET LOSS

We recognized a net loss of approximately $687,000 for the three months ended July 31, 2001, as compared to a net loss of approximately $842,000 for the three months ended July 31, 2000. Losses, as incurred during the three months ended July 31, 2001, of this magnitude will likely continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

Net income in future years will be dependent on our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Because of our continuing research and development efforts on new products, we do not expect to generate any significant increase in net revenues during the remaining nine months of fiscal 2002. Consequently, we anticipate that the operations for the remaining nine months of fiscal 2002 will result in a significant loss unless we are able to increase our revenues from our existing products or generate additional sales from the new products we may develop.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital and liquidity have eroded significantly during the three months ended July 31, 2001. Working capital decreased approximately $313,000, to approximately $1,296,000 at July 31, 2001, from approximately $1,609,000, at April 30, 2001.

Our principal sources of funding for the three months ended July 31, 2001 and 2000 have been from the exercise of stock warrants, the exercise of stock options and proceeds from the sale of shares under our employee stock purchase program. We used cash in operating activities of approximately $755,000 and $1,508,000, during the three months ended July 31, 2001 and 2000, respectively. Cash used in operating activities during the three months ended July 31, 2001 was principally the result of a net loss of approximately $687,000. Cash used in operating activities for the three months ended July 31, 2000 was principally the result of a net loss of approximately $842,000 and tax payments of $675,000.

Our investing activities used cash of approximately $2,000 and approximately $11,000 for the three months ended July 31, 2001 and 2000, respectively. Cash used in investing activities for the three months ended July 31, 2001 and July 31, 2000, resulted primarily from purchases of property and equipment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financing activities generated cash of approximately $327,000 and approximately $193,000 for the three months ended July 31, 2001 and 2000, respectively. Cash provided by financing activities for the three months ended July 31, 2001 resulted primarily from the exercise of stock warrants for approximately $322,000 and proceeds of approximately $5,000 from the sale of shares under our employee stock purchase program. Cash provided by financing activities for the three months ended July 31, 2000 resulted primarily from the exercise of stock options and proceeds from the sale of shares under our employee stock purchase program.

At July 31, 2001, we had approximately $660,000 of cash and cash equivalents, a decrease of approximately $430,000, compared to $1,090,000, at April 30, 2001. The decrease is primarily the result of net losses incurred during the three months ended July 31, 2001.

We expect that our working capital will continue to decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able even to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. We have sufficient cash available to fund our working capital requirements for approximately 4 months.

We continue to pursue several items that will help us meet our future cash needs. We expect to receive an income tax refund of approximately $419,000 resulting from a carry-back claim associated with the fiscal year 2001 taxable loss. In addition, we continue to aggressively pursue our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in Fiscal 2002 (see notes to condensed consolidated financial statements). Management is also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our proposed acquisition of SEI (see "RECENT ACQUISITIONS"). Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K


On July 27, 2001 we filed a report on Form 8-K, describing the change in the terms of our outstanding Class B redeemable warrants.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the twelfth day of September, 2001.

         Isonics Corporation
           (Registrant)




         By               /s/ James E. Alexander
           -------------------------------------------------------
           James E. Alexander
           President, Chief Executive Officer and Director





         By               /s/ John V. Sakys
           -------------------------------------------------------
           John V. Sakys
           Chief Accounting Officer and Chief Financial Officer