Form 10QSB
period 2001-10-31
ISONICS CORP
filed 2001-12-14
CIK 1023966

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

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

    The number of shares outstanding of the registrant's Common Stock, no par value, was 10,272,504 at November 30, 2001.

    Transitional Small Business Disclosure Format (check one):
 Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISONICS CORPORATION
                               TABLE OF CONTENTS
                                  FORM 10-QSB

Part I:                 Financial Information

                        Item 1:    Financial Statements

                                   Condensed Consolidated Balance Sheets as of October 31, 2001
                                   and April 30, 2001..........................................      3

                                   Condensed Consolidated Statements of Operations for the
                                   Three and Six Month Periods Ended October 31, 2001 and
                                   2000........................................................      4

                                   Condensed Consolidated Statements of Cash Flows for the Six
                                   Month Periods Ended October 31, 2001 and 2000...............      5

                                   Notes to Condensed Consolidated Financial Statements........      6

                        Item 2:    Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations...................................     14

Part II:                Other Information

                        Item 6:    Exhibits and Reports on Form 8-K............................     21

Signatures.....................................................................................     22

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

                      ISONICS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                (UNAUDITED)
                                                              OCTOBER 31, 2001   APRIL 30, 2001
                                                              ----------------   --------------
                                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................       $   607           $ 1,090
  Accounts receivable (net of allowances of $11 and $39,
    respectively)...........................................         1,076               778
  Income taxes receivable...................................            --               419
  Inventories...............................................           515               492
  Prepaid expenses and other current assets.................           296               190
                                                                   -------           -------
    Total current assets....................................         2,494             2,969
                                                                   -------           -------
LONG-TERM ASSETS:
  Property and equipment, net...............................            72                95
  Goodwill (net of accumulated amortization of $581 and
    $493, respectively).....................................         2,919             3,006
  Intangible assets.........................................           590                --
  Other assets..............................................            92                32
                                                                   -------           -------
    Total long-term assets..................................         3,673             3,133
                                                                   -------           -------
TOTAL ASSETS................................................       $ 6,167           $ 6,102
                                                                   =======           =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt and line of credit........................       $    50           $    16
  Accounts payable..........................................           885               754
  Accrued liabilities.......................................           554               590
                                                                   -------           -------
    Total current liabilities...............................         1,489             1,360
                                                                   -------           -------
STOCKHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
    authorized; 1,463,666 shares issued and outstanding on
    October 31, 2001 and 963,666 shares issued and
    outstanding on April 30, 2001...........................         1,335               745
  Common stock--no par value; 20,000,000 shares authorized;
    9,572,504 shares issued and outstanding on October 31,
    2001 and 8,961,288 shares issued and outstanding on
    April 30, 2001..........................................         8,986             8,508
  Additional paid in capital................................         2,790             2,745
  Accumulated deficit.......................................        (8,433)           (7,256)
                                                                   -------           -------
    Total stockholders' equity..............................         4,678             4,742
                                                                   -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................       $ 6,167           $ 6,102
                                                                   =======           =======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS
                                                                   ENDED           SIX MONTHS ENDED
                                                                OCTOBER 31,           OCTOBER 31,
                                                            -------------------   -------------------
                                                              2001       2000       2001       2000
                                                            --------   --------   --------   --------
Net revenues..............................................   $2,017    $ 1,955    $ 3,651    $ 3,991
Cost of revenues..........................................    1,516      1,550      2,729      3,071
                                                             ------    -------    -------    -------
    Gross margin..........................................      501        405        922        920

Operating expenses:
  Selling, general and administrative.....................      870      1,780      1,799      2,980
  Research and development................................      142        412        247        716
                                                             ------    -------    -------    -------
    Total operating expenses..............................    1,012      2,192      2,046      3,696
                                                             ------    -------    -------    -------
Operating loss............................................     (511)    (1,787)    (1,124)    (2,776)
                                                             ------    -------    -------    -------
Other income (expense):
  Foreign exchange........................................       12        (57)       (47)        11
  Interest and other income...............................       14        109         23        208
  Interest expense........................................       (5)       (10)       (25)       (26)
                                                             ------    -------    -------    -------
    Total other income (expense), net.....................       21         42        (49)       193
                                                             ------    -------    -------    -------
Loss before income taxes..................................     (490)    (1,745)    (1,173)    (2,583)
Income tax benefit (expense)..............................       --          1         (4)        --
                                                             ------    -------    -------    -------
NET LOSS..................................................   $ (490)   $(1,744)   $(1,177)   $(2,583)
                                                             ======    =======    =======    =======

NET LOSS PER SHARE--BASIC AND DILUTED
Net loss per share........................................   $ (.05)   $ (0.21)   $  (.13)   $ (0.33)
Shares used in computing per share information............    9,360      8,112      9,234      7,878

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                  OCTOBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net cash used in operating activities.......................  $  (993)   $(2,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (2)       (21)
                                                              -------    -------
    Cash used in investing activities.......................       (2)       (21)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable...............................      (16)        (3)
  Proceeds from issuance of notes payable...................       50         --
  Proceeds from issuance of common stock....................      478        216
                                                              -------    -------
    Cash provided by financing activities...................      512        213
                                                              -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS:..................     (483)    (2,303)
  Cash and cash equivalents at beginning of period..........    1,090      3,385
                                                              -------    -------
  Cash and cash equivalents at end of period................  $   607    $ 1,082
                                                              =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $     3    $     1
                                                              =======    =======
    Income taxes............................................  $     4    $    --
                                                              =======    =======
Supplemental disclosure of noncash investing and financing
  activities:
    Class B Preferred Stock issued for intangible assets....  $   590    $    --
    Common stock warrants issued for services...............       45         --
    Class A Preferred Stock converted into common stock.....       --        975
                                                              =======    =======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of October 31, 2001, and for the three months and six months ended October 31, 2001, and 2000, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2001.

REALIZATION OF ASSETS

    The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through November 30, 2001. In addition, we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

    In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the condensed consolidated accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

    We continue to pursue several items that will help us meet our future cash needs. We continue to aggressively pursue our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in 2002 (see "SALE OF DEPLETED ZINC BUSINESS"). We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our proposed implementation of our silicon-on-insulator ("SOI") business plan based upon the license to the technology of Silicon
Evolution Inc. ("SEI") that we have acquired. Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

NET INCOME (LOSS) PER SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic earnings per share when the related conditions are satisfied. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the common shares issuable upon conversion of preferred stock (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

                      ISONICS CORPORATION AND SUBSIDIARIES

    As of October 31, 2001, a total of 5,954,167 outstanding stock options and warrants, and 963,666 and 500,000 outstanding shares of Class A and Class B Convertible Preferred Stock, respectively have been excluded from the diluted net income (loss) per share calculation, as their inclusion would be anti-dilutive. As of October 31, 2000, a total of 4,921,646 outstanding stock options and warrants, and 1,180,333 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. During the three and six month period ending October 31, 2000, 3,130,435 shares of common stock were excluded from the basic computation, as the issuance of this common stock was contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction. On February 20, 2001 we canceled the 3,130,435 shares of Common Stock issued to Eagle-Picher as discussed in "SALE OF DEPLETED ZINC BUSINESS."

    During the six month period ended October 31, 2001, we issued the following shares of Common Stock:

                                                             NUMBER OF COMMON
DESCRIPTION                                                    STOCK SHARES
-----------                                                  ----------------
Balance as of April 30, 2001...............................     8,961,288
Exercise of warrants.......................................       233,320
Additional shares issued in connection with December 13,
  2000 private placement...................................       112,504
Shares issued from employee stock purchase plan............         3,863
                                                                ---------
Balance as of July 31, 2001................................     9,310,975
Exercise of warrants.......................................       261,529
                                                                ---------
Balance as of October 31, 2001.............................     9,572,504
                                                                =========

    The terms of the private placement completed on December 13, 2000 required that we register the common stock and the common stock underlying the Class B common stock warrants by June 14, 2001. As we were unable to complete the effective registration of such shares by June 14, 2001, on July 26, 2001 we rectified the situation by issuing an additional 112,504 shares of common stock and an additional 675,000 Class B common stock warrants to the investors of the private placement.

INVENTORIES

    Inventories consist of (in thousands):

                                                   OCTOBER 31, 2001   APRIL 30, 2001
                                                   ----------------   --------------
Finished goods...................................        $ 98              $186
Work in progress.................................         417               306
                                                         ----              ----
  Total inventories..............................        $515              $492
                                                         ====              ====

SIGNIFICANT CUSTOMERS

    At October 31, 2001, three customers accounted for approximately 51% of total net accounts receivable. These three customers accounted for approximately 53% of net revenues during the three months ended October 31, 2001. These same three customers accounted for approximately 49% of net revenues during the six months ended October 31, 2001. At April 30, 2001, five customers accounted for approximately 50% of total net accounts receivable. Five customers accounted for approximately 43% of net revenues during the three months ended October 31, 2000, and the same five customers

                      ISONICS CORPORATION AND SUBSIDIARIES
accounted for approximately 45% of net revenues during the six months ended October 31, 2000. At October 31, 2001, two customers accounted for approximately 52% of the German segment's net accounts receivable. These two customers accounted for approximately 59% of the German segment's net revenues during the three months ended October 31, 2001. These same two customers accounted for approximately 53% of the German segment's net revenues during the six months ended October 31, 2001. One customer accounted for approximately 23% of the German segment's accounts receivable at April 30, 2001.

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    Currently, Isotope Production is our only operating segment. We are contemplating entering the SOI wafer manufacturing business and as a result have acquired certain assets that may allow us to begin SOI operations (see "ACQUISITION OF INTANGIBLE ASSETS"). If we are successful in beginning SOI operations, both the isotope products and the semiconductor materials and products segments will be managed based on the fundamental differences in their operations.

    Information by segment is set forth below (in thousands):

                                                 THREE MONTHS
                                                     ENDED           SIX MONTHS ENDED
                                                  OCTOBER 31,           OCTOBER 31,
                                              -------------------   -------------------
                                                2001       2000       2001       2000
                                              --------   --------   --------   --------
Segment revenues:
  Isotope products..........................   $2,017     $1,955     $3,651     $3,991
  Semiconductor materials and products......       --         --         --         --
                                               ------     ------     ------     ------
    Total...................................   $2,017     $1,955     $3,651     $3,991
                                               ======     ======     ======     ======

                                                THREE MONTHS
                                                    ENDED           SIX MONTHS ENDED
                                                 OCTOBER 31,           OCTOBER 31,
                                             -------------------   -------------------
                                               2001       2000       2001       2000
                                             --------   --------   --------   --------
Segment operating (loss) income:
  Isotope products.........................   $(511)    $(1,787)   $(1,124)   $(2,776)
  Semiconductor materials and products.....      --          --         --         --
                                              -----     -------    -------    -------
    Total..................................   $(511)    $(1,787)   $(1,124)   $(2,776)
                                              =====     =======    =======    =======

                                                   OCTOBER 31, 2001   APRIL 30, 2001
                                                   ----------------   --------------
Total Assets:
  Isotope products...............................       $5,577            $6,102
  Semiconductor materials and products...........          590                --
                                                        ------            ------
    Total........................................       $6,167            $6,102
                                                        ======            ======

                      ISONICS CORPORATION AND SUBSIDIARIES

    A summary of operations by geographic area is as follows:

                                               THREE MONTHS
                                                   ENDED           SIX MONTHS ENDED
                                                OCTOBER 31,           OCTOBER 31,
                                            -------------------   -------------------
                                              2001       2000       2001       2000
                                            --------   --------   --------   --------
Net revenues:
  United States...........................   $  965    $   771    $ 1,869    $ 1,299
  Germany.................................    1,052      1,184      1,782      2,692
                                             ------    -------    -------    -------
    Total.................................   $2,017    $ 1,955    $ 3,651    $ 3,991
                                             ======    =======    =======    =======

                                               THREE MONTHS
                                                   ENDED           SIX MONTHS ENDED
                                                OCTOBER 31,           OCTOBER 31,
                                            -------------------   -------------------
                                              2001       2000       2001       2000
                                            --------   --------   --------   --------
Operating (loss) income:
  United States...........................   $ (539)   $(1,766)   $(1,080)   $(2,637)
  Germany.................................       28        (21)       (44)      (139)
                                             ------    -------    -------    -------
    Total.................................   $ (511)   $(1,787)   $(1,124)   $(2,776)
                                             ======    =======    =======    =======

                                                   OCTOBER 31, 2001   APRIL 30, 2001
                                                   ----------------   --------------
Total Assets:
  United States..................................       $1,948            $1,814
  Germany........................................        4,219             4,288
                                                        ------            ------
    Total........................................       $6,167            $6,102
                                                        ======            ======

                      ISONICS CORPORATION AND SUBSIDIARIES

ACQUISITION OF INTANGIBLE ASSETS

    On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with SEI whereby we issued 500,000 shares of our Series B Convertible Preferred Stock for the right to indefinitely use certain intellectual property assets owned or leased by SEI. The 500,000 shares of Series B Convertible Preferred Stock were valued at $590,000 based upon the closing price of our common stock on September 14, 2001, which the shares were convertible into. On November 13, 2001, the Series B Convertible Stock automatically converted to common stock on a share-for-share basis after the shareholders approved an increase in our authorized capitalization as discussed in "RECAPITALIZATION OF ISONICS CORPORATION". Under the terms of the agreement, SEI may convert the license into a non-exclusive license if either we fail to engage in the production of silicon-on-insulator wafers or we fail to invest at least $2,000,000 in facilities for the production of SOI wafers on or before October 1, 2002.

    The acquired intangible assets will be amortized over 10 years, which is the estimated economic life of the acquired assets. However, there are certain factors that may preclude us from successfully starting our SOI business plan (see "RECENT LICENSE") and as a result, if we aren't successful we may be required to record a charge for impairment of these assets in the future.

    Under the terms of the Series A Convertible Preferred Stock private placement on July 29, 1999, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of the issuance of the Series B Convertible Preferred Stock at $1.18 per share to SEI, we issued an additional 61,968 common stock warrants on December 1, 2001 and reduced the exercise price to $3.12 on all related warrants in order to satisfy the anti-dilution provisions. In addition to anti-dilution rights, there are certain provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price of $1.50 and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance of the Series B Convertible Preferred Stock at $1.18 per share to SEI, as of
December 1, 2001 the Series A Convertible Preferred Stock is now convertible at approximately 1.27 shares of common stock for each share of Series A Convertible Preferred Stock.

    In connection with the negotiation of the acquisition of the above described intangible assets, we provided a working capital loan to SEI of approximately $93,000. The loan is secured by substantially all of SEI's assets. In
December 2001, SEI filed a petition for relief under Chapter 7 of the United States bankruptcy code. We are confident that our security position will allow for full recoverability of the receivable but due to the Chapter 7 filing, it is unclear as to the timing of repayment of this loan.

RECAPITALIZATION OF ISONICS CORPORATION

    Effective November 13, 2001 our shareholders voted to approve an amendment to our articles of incorporation whereby our authorized common stock was increased from 20,000,000 to 40,000,000 shares. In addition, our shareholders voted to increase the number of shares reserved for issuance under the 1996 Executives' Equity Incentive Plan and the 1996 Equity Incentive Plan to 2,000,000 and 1,000,000, respectively.

    In connection with the recapitalization, on November 13, 2001 we issued 400,000 stock options to four key employees. The stock options are exercisable at $1.06 per option and 80,000 were vested on November 13, 2001 with the remaining 320,000 vesting ratably over the next four years. In addition, on November 13, 2001 we granted 30,000 stock options to the reelected non-employee board members. The stock options are exercisable at $1.06 per option and were immediately vested on the grant date.

                      ISONICS CORPORATION AND SUBSIDIARIES

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

    For the year ended April 30, 2000, we were recognizing the $1,500,000 on a straight-line basis as our former supplier performed. As of April 30, 2000, we had recognized additional gain of $208,000. Eagle-Picher failed to make the first additional payment due November 30, 2000. We believe that the unaffiliated supplier performed as required, and that Eagle-Picher has no cause for its non-payment. We have demanded payment from Eagle-Picher, but Eagle-Picher made an unacceptable counteroffer. A total of $458,000 of the contingent gain had been recognized at the time of Eagle-Picher's default, of which $250,000 had been recognized in the year ended April 30, 2001. We ceased recognizing any additional contingent gain as a result of Eagle Picher's failure to make the first payment when due. We established a reserve for the notes receivable and reversed the gain recognized in fiscal 2001, resulting in a net loss of $208,000 in fiscal 2001.

    Additionally, Eagle-Picher was to supply us with 200 kilograms of silicon-28 by December 31, 2000, to be used in research and development activities. We gave Eagle-Picher a warrant to obtain 4,000,000 shares of our common stock, however, these warrants and the underlying shares, were contingent upon the delivery of silicon-28 by Eagle-Picher by December 31, 2000. Eagle-Picher exercised its warrant, under a net exercise provision in the warrant agreement, and received 3,130,435 shares of our Common Stock, in March 2000. Because Eagle-Picher exercised its warrant pursuant to the terms of the net exercise provision, Eagle-Picher did not pay cash to exercise the warrant. Eagle-Picher disputed our calculation and believed we should have issued to it an additional 155,279 shares of common stock.

    In addition to its refusal to pay the aforementioned installments of $500,000 due November 30, 2000 and 2001, Eagle-Picher did not deliver 200 kilograms of silicon-28, meeting the specifications as set forth in our agreement, by December 31, 2000. We know that Eagle-Picher's silicon-28 production facility in Oklahoma has encountered certain technical difficulties, which Eagle-Picher refers to as a FORCE MAJEURE. We believe that Eagle-Picher's technical difficulties do not meet the definition of FORCE MAJEURE per our agreements, which would entitle Eagle-Picher to a delay in the delivery requirement.

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

                      ISONICS CORPORATION AND SUBSIDIARIES

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

    An arbitration hearing has been scheduled for April 2002. Discovery is ongoing, consequently it is premature for us to predict any likely outcome. We intend to vigorously defend against Eagle-Picher's claim and to prosecute our own claims against Eagle-Picher until successfully resolved or a settlement is reached. We have been informed by our legal counsel that it will likely take a minimum of six-to-nine months or longer to complete the arbitration phase.

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 BUSINESS COMBINATIONS and SFAS No. 142 GOODWILL AND INTANGIBLE ASSETS. SFAS
No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses whether intangible assets should be amortized, the methods used to amortize intangible assets and the methods used to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 shall be amortized or not amortized in accordance with SFAS 142. Included in our assets at October 31, 2001, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $2,919,000. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $175,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations, until we are able to complete our analysis of the impairment provisions of the new standards. Under existing accounting standards, our assessment of the Chemotrade goodwill indicated that no impairment existed as of October 31, 2001. In the event our analysis under the new guidance indicates this goodwill is impaired, we will be required to record a charge to our earnings in the year of adoption.

    In October 2001, the Financial Accounting Standards Board adopted SFAS
No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. SFAS No. 144 supersedes SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and supersedes the accounting and reporting provisions of APB 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS for segments of a business to be disposed of. SFAS No. 144 retains the requirement from SFAS No. 121 to test a long-lived asset or asset group for impairment using a two-step impairment test whenever a triggering event occurs. SFAS No. 144 provides an additional triggering event--a current expectation that, more likely than not, a long-lived asset or asset group will be sold or disposed of significantly before the end of its previously estimated useful life would indicate the need to test that asset or asset group for impairment. SFAS No. 144 also provides new guidance for the recoverability step of the impairment test. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, however, early application is allowed. We will be implementing this standard in our fiscal year ending April 30, 2003. Under existing accounting standards, our assessment of the applicable long-lived assets indicated that no impairment existed as of October 31, 2001. In the event our analysis under the

                      ISONICS CORPORATION AND SUBSIDIARIES
new guidance indicates these assets are impaired, we will be required to record a charge to our earnings in the year of adoption.

SUBSEQUENT EVENTS

    On November 26, 2001 we hired one former SEI employee who will be integral in the start up and overall management of our SOI division as soon as the necessary funds are available. As part of the employment package, we granted the employee 200,000 shares of restricted stock, vesting in different increments over five years and 200,000 stock options of which 20,000 vested on December 1, 2001 and the remaining amounts vest ratably over four years. Both the restricted stock and the stock options were issued at and are exercisable at $1.01 per share, respectively.

    In December 2001, we entered into an agreement with a company to provide investment banking and strategic advisory services. As compensation for the services to be provided, we will issue 100,000 common stock purchase warrants exercisable at $1.50 per share and potentially will issue an additional 100,000 common stock purchase warrants exercisable at $1.50 per share if certain fundraising milestones, as defined are achieved.

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

    - Life sciences

    - Semiconductor materials.

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

    Our revenues in the future will depend on our success in developing and selling products in the semiconductor and life sciences markets. Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter.

RECENT LICENSE

    On September 14, 2001 we entered into an agreement with SEI which may result in Isonics entering the business of manufacturing silicon-on-insulator wafers and other silicon wafers. SEI was founded in February 1999 as SOI-TRONIC, Inc. to develop and manufacture SOI silicon wafers to integrated circuit component (IC's or "Chips") and micro mechanical system (MEMS) manufacturers. SEI's products centered around its core intellectual property (IP) technology of precision wafer polishing, cleaning, and bonding silicon wafers to produce thick film SOI in the 100 mm, 150 mm, 200 mm, and 300mm form factors. Our current arrangements with SEI include:

    - We licensed SEI's technology for a total cost of 500,000 shares of a newly-created Series B Preferred Stock (valued at $590,000) which was automatically converted into the same number of shares of our restricted common stock on November 13, 2001. The conversion was completed after our shareholders authorized an increase in our capitalization at our Annual Meeting of Shareholders. The license is exclusive, perpetual, and does not bear any royalty obligation. The license includes an exclusive sublicense to us of technology that SEI had licensed from Wacker Siltronic Corporation and Wacker Siltronic AG (collectively referred to as "Wacker") corporations that are not affiliated with SEI. SEI's obligations to Wacker are in default, and it is possible that Wacker may try to invalidate our right to use its technology.

    - We also entered into an agreement with SEI which contemplates future employment agreements with SEI principals and a lease agreement with SEI by which we can lease its equipment for $30,000 per month. We have not proceeded any further with the leasing of the SEI equipment and it is highly unlikely that we will do so in the future. On November 26, 2001, we hired one former SEI employee who will be integral in the start up and overall management of our SOI business as soon as the necessary funds are available.

    - We also agreed to work with SEI's landlords, equipment lessors, and vendors, to determine whether we can negotiate other arrangements with them which will permit us to continue SEI's business under our name. We have not made any progress with the SEI landlords and it is highly unlikely that we will be able to work out a suitable arrangement in the future.

    The remaining employment agreements and the lease agreements are dependent upon our ability to raise at least $2,000,000 in equity financing in the near term. Our obligations under those agreements do not commence until we raise the necessary financing, unless we decide to commence the agreements before that time.

    In December 2001, SEI filed a petition for relief under Chapter 7 of the United States bankruptcy code. We had previously loaned SEI approximately $93,000, with repayment secured by substantially all of SEI's assets. We are both a creditor of SEI as well as a license holder. We believe that our position in both capacities is sufficiently protected, but there can be no assurance that a trustee in bankruptcy for SEI may not attempt to impact our status as a secured creditor or as a licensor.

    Our ability to pursue our SOI business plan will depend on a number of factors, including the following:

    - Our ability to obtain at least $2,000,000 of financing. Although we may need more than this amount to meet our SOI goals, the first $2,000,000 will provide us the financial means to move towards commencing operations on a commercial scale.

    - As we have not been able to negotiate new lease arrangements with the landlords of SEI's existing space and equipment, we may not be able to immediately commence operations. We are currently reviewing all available options ranging from building our own manufacturing plant to acquiring a company that is either currently producing or has the ability with some modifications to produce SOI wafers.

    - Our ability to maintain our sublicense to the Wacker technology should Wacker attempt to terminate its license to SEI.

    - SEI has filed a chapter 7 bankruptcy petition and, therefore, our ability to pursue our SOI business plan may also be subject to efforts that a trustee in bankruptcy may exert to affect our interest as a secured creditor in SEI's assets, or as a licensee of SEI's technology.

    Consequently, although we have obtained and paid-for a license to the technology necessary for us to commence the business of manufacturing SOI and other silicon wafers, there are many additional items that must be resolved before we will be able to commence the manufacturing process. Although we believe that the wafer manufacturing business, if we are able to commence it, will complement our silicon-28 research project, we cannot offer any assurance that we will be able to complete the steps necessary for us to be able to commence the manufacturing process.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                                      THREE MONTHS                 SIX MONTHS
                                                                         ENDED                       ENDED
                                                                      OCTOBER 31,                 OCTOBER 31,
                                                                 ----------------------      ----------------------
                                                                   2001          2000          2001          2000
                                                                 --------      --------      --------      --------
Net revenues...............................................       100.0%        100.0%        100.0%        100.0%
Cost of revenues...........................................        75.2          79.3          74.7          77.0
                                                                  -----         -----         -----         -----
  Gross margin.............................................        24.8          20.7          25.3          23.0
                                                                  -----         -----         -----         -----
Operating expenses:
  Selling, general & Administrative........................        43.1          91.0          49.3          74.7
  Research & development...................................         7.1          21.1           6.8          17.9
                                                                  -----         -----         -----         -----
    Total operating expenses...............................        50.2         112.1          56.1          92.6
                                                                  -----         -----         -----         -----
Operating loss.............................................       (25.4)        (91.4)        (30.8)        (69.6)
                                                                  -----         -----         -----         -----
Other income (expense), net................................         1.1           2.1          (1.3)          4.9
                                                                  -----         -----         -----         -----
Loss before income taxes...................................       (24.3)        (89.3)        (32.1)        (64.7)
                                                                  -----         -----         -----         -----
Income tax expense.........................................          --          (0.1)         (0.1)           --
                                                                  -----         -----         -----         -----
NET LOSS...................................................       (24.3)%       (89.2)%       (32.2)%       (64.7)%
                                                                  =====         =====         =====         =====

NET REVENUES

    Net revenues for the three months ended October 31, 2001 were approximately $2,017,000, an increase of approximately 3.2%, or approximately $62,000, from approximately $1,955,000 for the three months ended October 31, 2000. The increase is principally due to an increase of net revenues from domestic isotope product sales partially offset by a decrease in international isotope product sales.

    Net revenues from international isotope product sales for the three months ended October 31, 2001 were approximately $1,052,000, a decrease of approximately 11.1%, or approximately $132,000, from approximately $1,184,000 for the three months ended October 31, 2000. The decrease was primarily the result of the acquisition of a major customer by one of our competitors during the second quarter of fiscal 2001.

    Net revenues from domestic isotope product sales for the three months ended October 31, 2001 were approximately $965,000, an increase of approximately 25.2%, or approximately $194,000, from approximately $771,000 for the three months ended October 31, 2000. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the three months ended October 31, 2001.

    Net revenues for the six months ended October 31, 2001 were approximately $3,651,000, a decrease of approximately 8.5%, or approximately $340,000, from approximately $3,991,000 for the six months ended October 31, 2000. The decrease is principally due to the reduction in net revenues from international isotope product sales partially offset by an increase in domestic isotope product sales.

    Net revenues from international isotope product sales for the six months ended October 31, 2001 were approximately $1,782,000, a decrease of approximately 33.8%, or approximately $910,000, from approximately $2,692,000 for the six months ended October 31, 2000. The decrease was primarily the result of the acquisition of a major customer by one of our competitors during the second quarter of fiscal 2001.

    Net revenues from domestic isotope product sales for the six months ended October 31, 2001 were approximately $1,869,000, an increase of approximately 43.9%, or approximately $570,000, from approximately $1,299,000 for the six months ended October 31, 2000. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the six months ended October 31, 2001.

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

GROSS MARGIN

    Gross margin for the three months ended October 31, 2001 was approximately $501,000, an increase of approximately 23.7%, or approximately $96,000, from approximately $405,000 for the three months ended October 31, 2000. On a percentage of net revenues basis, gross margin increased 4.1 percentage points to approximately 24.8%, for the three months ended October 31, 2001, from approximately 20.7%, for the three months ended October 31, 2000. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in international lower margin isotope sales. The percentage of net revenues increase is due to the combination of an increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales.

    Gross margin for the six months ended October 31, 2001 was approximately $922,000, substantially the same as the gross margin of approximately $920,000 for the six months ended October 31, 2000. On a percentage of net revenues basis, gross margin increased to approximately 25.3%, for the six months ended October 31, 2001, from approximately 23.0%, for the six months ended
October 31, 2000. The
percentage of net revenues increase is due to the combination of an increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses decreased approximately $910,000, to approximately $870,000, for the three months ended October 31, 2001, from approximately $1,780,000, for the three months ended October 31, 2000. On a percentage of net revenues basis, selling, general and administrative expenses decreased to approximately 43.1%, for the three months ended
October 31, 2001, from approximately 91.0%, for the three months ended
October 31, 2000. The dollar decrease is primarily attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of our subsidiary International Process Research Corporation ("IPRC"), effective February 1, 2001. In addition, during the three months ended October 31, 2000 we recognized a $270,000 expense to remediate the Golden, Colorado facility that was leased by Isonics. The lease and related remediation liability were assumed by the buyers of IPRC effective February 1, 2001. The percentage decrease is also attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of the sale of our subsidiary IPRC, along with an increase in net revenues.

    Selling, general and administrative expenses decreased approximately $1,181,000, to approximately $1,799,000, for the six months ended October 31, 2001, from approximately $2,980,000, for the six months ended October 31, 2000. On a percentage of net revenues basis, selling, general and administrative expenses decreased to approximately 49.3%, for the six months ended October 31, 2001, from approximately 74.7%, for the six months ended October 31, 2000. The dollar decrease is primarily attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of our subsidiary IPRC, effective February 1, 2001. In addition, during the six months ended October 31, 2000 we recognized a $270,000 expense to remediate the Golden, Colorado facility that was leased by Isonics. The lease and related remediation liability were assumed by the buyers of IPRC effective February 1, 2001. The percentage decrease is also attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of the sale of our subsidiary IPRC, partially offset by a decrease in net revenues.

    We expect that our selling, general and administrative expenses will continue to fluctuate as we are attempting to develop and market new products and increase the sales of our existing products. While we are attempting to keep control over these expenses, we anticipate that we will not be able to further reduce selling, general and administrative expenses in the near future. Our goal is to increase revenues so that selling, general and administrative expenses as a percentage of revenues will decrease over time.

RESEARCH AND DEVELOPMENT EXPENSES

    Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. In addition, we will continue funding research and development to improve technologies for isotope separation and material processing technologies. Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses are significant. We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

    Research and development expenses decreased approximately $270,000, to approximately $142,000, for the three months ended October 31, 2001, from approximately $412,000, for the three months ended October 31, 2000. On a percentage of net revenues basis research and development expenses decreased to approximately 7.1% for the three months ended October 31, 2001, from approximately 21.1%, for the three months ended
October 31, 2000. The dollar decrease is primarily related to decreased research and development expenses associated with the zinc recovery and recycling project. These expenses were incurred by our subsidiary IPRC, which was sold effective February 1, 2001. The percentage decrease is also attributable to the sale of our subsidiary IPRC, along with an increase in net revenues.

    Research and development expenses decreased approximately $469,000, to approximately $247,000, for the six months ended October 31, 2001, from approximately $716,000, for the six months ended October 31, 2000. On a percentage of net revenues basis research and development expenses decreased to approximately 6.8% for the six months ended October 31, 2001, from approximately 17.9%, for the six months ended October 31, 2000. The dollar decrease is primarily related to decreased research and development expenses associated with the zinc recovery and recycling project. These expenses were incurred by our subsidiary IPRC, which was sold effective February 1, 2001. The percentage decrease is also attributable to the sale of our subsidiary IPRC, partially offset by a decrease in net revenues.

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

OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest income and expense and foreign currency gains and losses. Other income (expense), net decreased approximately $21,000, to approximately $21,000, for the three months ended October 31, 2001, from approximately $42,000, for the three months ended October 31, 2000. The decrease is primarily attributable to a decrease in interest and other income of approximately $95,000 due to lower amounts of cash and cash equivalents, lower interest rates and the recognition of $125,000 of contingent gain related to the Eagle-Picher transaction during the three months ended October 31, 2000 (See "SALE OF DEPLETED ZINC BUSINESS") partially offset by other expenses incurred in the three months ended October 31, 2000. In addition, for the three months ended October 31, 2001 we realized an approximate $12,000 gain related to the translation of the German financial statements of Chemotrade to US dollars as compared to an approximate $57,000 loss for the three months ended October 31, 2000.

    Other income (expense), net decreased approximately $242,000, to approximately $(49,000), for the six months ended October 31, 2001, from approximately $193,000, for the six months ended October 31, 2000. The decrease is primarily attributable to a decrease in interest and other income of approximately $185,000 due to lower amounts of cash and cash equivalents, lower interest rates and the recognition of $250,000 of contingent gain related to the Eagle-Picher transaction during the six months ended October 31, 2000 (See "SALE OF DEPLETED ZINC BUSINESS") partially offset by other expenses incurred in the six months ended October 31, 2000. In addition, for the six months ended
October 31, 2001 we realized an approximate $47,000 loss related to the translation of the German financial statements of Chemotrade to US dollars as compared to an approximate $11,000 gain for the six months ended October 31, 2000.

INCOME TAXES

    We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such we have provided a valuation allowance against the deferred tax assets. In October 2001, we received approximately $362,000 resulting from a carry-back claim associated with the prior year taxable loss.

NET LOSS

    We recognized a net loss of approximately $490,000 for the three months ended October 31, 2001, as compared to a net loss of approximately $1,744,000 for the three months ended October 31, 2000. We recognized a net loss of approximately $1,177,000 for the six months ended October 31, 2001, as compared to a net loss of approximately $2,583,000 for the six months ended October 31, 2000. Losses, as incurred during the three and six months ended October 31, 2001, of this magnitude will likely continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

    Net income in future years will be dependent on our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Because of our continuing research and development efforts on new products, we do not expect to generate any significant increase in net revenues during the remaining six months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital and liquidity have eroded significantly during the six months ended October 31, 2001. Working capital decreased approximately $604,000, to approximately $1,005,000 at October 31, 2001, from approximately $1,609,000, at April 30, 2001.

    Our principal sources of funding during the six months ended October 31, 2001 and 2000 have been from the exercise of stock warrants, the exercise of stock options and proceeds from the sale of shares under our employee stock purchase program. We used cash in operating activities of approximately $993,000 and $2,495,000, during the six months ended October 31, 2001 and 2000, respectively. Cash used in operating activities during the six months ended October 31, 2001 was principally the result of a net loss of approximately $1,177,000. Cash used in operating activities for the six months ended
October 31, 2000 was principally the result of a net loss of approximately $2,583,000.

    Our investing activities used cash of approximately $2,000 and approximately $21,000 for the six months ended October 31, 2001 and 2000, respectively. Cash used in investing activities for the six months ended October 31, 2001 and 2000, resulted primarily from purchases of property and equipment.

    Financing activities generated cash of approximately $512,000 and approximately $213,000 for the six months ended October 31, 2001 and 2000, respectively. Cash provided by financing activities for the six months ended October 31, 2001 resulted primarily from the exercise of stock warrants for approximately $473,000, proceeds of approximately $5,000 from the sale of shares under our employee stock purchase program and approximately $34,000 from the net issuance and repayments of notes payable. Cash provided by financing activities for the six months ended October 31, 2000 resulted primarily from the exercise of stock options and proceeds from the sale of shares under our employee stock purchase program.

    At October 31, 2001, we had approximately $607,000 of cash and cash equivalents, a decrease of approximately $483,000, compared to $1,090,000, at April 30, 2001. The decrease is primarily the result of net losses incurred during the six months ended October 31, 2001.

    Under the terms of the Series A Convertible Preferred Stock private placement on July 29, 1999, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of the issuance of the Series B Convertible Preferred Stock at $1.18 per share to SEI, we issued an additional 61,968 common stock warrants on December 1, 2001 and reduced the exercise price to $3.12 on all related warrants in order to satisfy the anti-dilution provisions. In addition to anti-dilution rights, there are certain provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price of $1.50 and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance of the Series B Convertible Preferred Stock at $1.18 per share to SEI, as of
December 1, 2001 the Series A Convertible Preferred Stock is now convertible at approximately 1.27 shares of common stock for each share of Series A Convertible Preferred Stock.

    We expect that our working capital will continue to decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able even to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. We have sufficient cash available to fund our working capital requirements for approximately 3 months.

    We continue to pursue several items that will help us meet our future cash needs. We continue to aggressively pursue our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in 2002 (see Notes to Condensed Consolidated Financial Statements). We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our proposed implementation of our SOI business plan based on the license we have acquired to SEI's technology (see "RECENT LICENSE"). Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended October 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the fourteenth day of December, 2001.

                                                       ISONICS CORPORATION
                                                       (Registrant)

                                                       By:            /s/ JAMES E. ALEXANDER
                                                            -----------------------------------------
                                                                        James E. Alexander
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                   PRINCIPAL EXECUTIVE OFFICER

                                                       By:              /s/ JOHN V. SAKYS
                                                            -----------------------------------------
                                                                          John V. Sakys
                                                            PRINCIPAL ACCOUNTING OFFICER AND PRINCIPAL
                                                                        FINANCIAL OFFICER