Form 10QSB
period 2002-01-31
ISONICS CORP
filed 2002-03-12
CIK 1023966

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
           ACT.

                FOR THE TRANSITION PERIOD FROM ______ TO ______

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

    The number of shares outstanding of the registrant's Common Stock, no par value, was 10,824,812 at February 28, 2002.

    Transitional Small Business Disclosure Format (check one):
Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ISONICS CORPORATION
                               TABLE OF CONTENTS
                                  FORM 10-QSB

Part I:   Financial Information

          Item 1:  Financial Statements

                   Condensed Consolidated Balance Sheets as of January 31, 2002
                     and April 30, 2001........................................      3
                   Condensed Consolidated Statements of Operations for the
                     Three and Nine Month Periods Ended January 31, 2002 and
                     2001......................................................      4
                   Condensed Consolidated Statements of Cash Flows for the Nine
                     Month Periods Ended January 31, 2002 and 2001.............      5
                   Notes to Condensed Consolidated Financial Statements........      6

          Item 2:  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     15

Part II:  Other Information

          Item 2:  Changes in Securities and Use of Proceeds...................     22

          Item 6:  Exhibits and Reports on Form 8-K............................     22

Signatures.....................................................................     23

PART I: FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

                      ISONICS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                              JANUARY 31, 2002   APRIL 30, 2001
                                                              ----------------   --------------
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................       $  498            $1,090
  Accounts receivable (net of allowances of $11 and $39,
    respectively)...........................................          996               778
  Income taxes receivable...................................           --               419
  Inventories...............................................          362               492
  Prepaid expenses and other current assets.................          770               190
                                                                   ------            ------
    Total current assets....................................        2,626             2,969
                                                                   ------            ------
LONG-TERM ASSETS:
  Property and equipment, net...............................           77                95
  Goodwill (net of accumulated amortization of $624 and
    $493, respectively).....................................        2,876             3,006
  Intangible assets not subject to amortization.............          590                --
  Other assets..............................................           88                32
                                                                   ------            ------
    Total long-term assets..................................        3,631             3,133
                                                                   ------            ------
TOTAL ASSETS................................................       $6,257            $6,102
                                                                   ======            ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              JANUARY 31, 2002   APRIL 30, 2001
                                                              ----------------   --------------
                                                                (UNAUDITED)
CURRENT LIABILITIES:
  Short-term debt and line of credit........................       $    59           $    16
  Accounts payable..........................................           939               754
  Accrued liabilities.......................................           464               590
                                                                   -------           -------
    Total current liabilities...............................         1,462             1,360
                                                                   -------           -------
STOCKHOLDERS' EQUITY:
  Preferred stock--no par value; 10,000,000 shares
    authorized; 963,666 shares issued and outstanding on
    January 31, 2002 and April 30, 2001.....................           745               745
  Common stock--no par value; 40,000,000 shares authorized;
    10,824,812 shares issued and outstanding on January 31,
    2002 and 8,961,288 shares issued and outstanding on
    April 30, 2001..........................................        10,354             8,508
  Additional paid in capital................................         2,917             2,745
  Accumulated deficit.......................................        (9,019)           (7,256)
  Deferred compensation.....................................          (202)               --
                                                                   -------           -------
    Total stockholders' equity..............................         4,795             4,742
                                                                   -------           -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................       $ 6,257           $ 6,102
                                                                   =======           =======

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               JANUARY 31,           JANUARY 31,
                                                           -------------------   -------------------
                                                             2002       2001       2002       2001
                                                           --------   --------   --------   --------
Net revenues.............................................  $ 2,334    $ 2,332    $ 5,985    $ 6,323
Cost of revenues.........................................    1,767      2,040      4,496      5,112
                                                           -------    -------    -------    -------
    Gross margin.........................................      567        292      1,489      1,211

Operating expenses:
  Selling, general and administrative....................    1,042        974      2,841      3,957
  Research and development...............................      101        301        348      1,018
                                                           -------    -------    -------    -------
    Total operating expenses.............................    1,143      1,275      3,189      4,975
                                                           -------    -------    -------    -------
Operating loss...........................................     (576)      (983)    (1,700)    (3,764)
                                                           -------    -------    -------    -------
Other income (expense):
  Foreign exchange.......................................      (18)        75        (65)        87
  Loss on sale of depleted zinc business.................       --       (458)        --       (208)
  Interest and other income, net.........................       12       (276)        35       (318)
  Interest expense.......................................       (4)        (3)       (29)       (29)
                                                           -------    -------    -------    -------
    Total other income (expense), net....................      (10)      (662)       (59)      (468)
                                                           -------    -------    -------    -------
Loss before income taxes.................................     (586)    (1,645)    (1,759)    (4,232)
Income tax expense.......................................       --         --         (4)        --
                                                           -------    -------    -------    -------
NET LOSS.................................................  $  (586)   $(1,645)   $(1,763)   $(4,232)
                                                           =======    =======    =======    =======
DEEMED DIVIDEND ON PREFERRED STOCK
  (Information for 2001 is restated--see notes to
  condensed consolidated financial statements)...........  $    --    $  (729)   $    --    $  (729)
                                                           -------    -------    -------    -------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
  (Information for 2001 is restated--see notes to
  condensed consolidated financial statements)...........  $  (586)   $(2,374)   $(1,763)   $(4,961)
                                                           =======    =======    =======    =======
NET LOSS PER SHARE--BASIC AND DILUTED
Net loss per share attributable to common shareholders
  (Information for 2001 is restated--see notes to
  condensed consolidated financial statements)...........  $  (.06)   $  (.28)   $  (.18)   $  (.61)
Shares used in computing per share information...........   10,213      8,559      9,560      8,098

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                    JANUARY 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
Net cash used in operating activities.......................  $(1,097)       $(3,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (18)           (35)
                                                              -------        -------
    Cash used in investing activities.......................      (18)           (35)
                                                              -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable...............................      (30)            (3)
  Proceeds from issuance of notes payable...................       73             --
  Proceeds from issuance of common stock....................      480            899
                                                              -------        -------
    Cash provided by financing activities...................      523            896
                                                              -------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS:..................     (592)        (2,644)
  Cash and cash equivalents at beginning of period..........    1,090          3,385
                                                              -------        -------
  Cash and cash equivalents at end of period................  $   498        $   741
                                                              =======        =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $     6        $     1
    Income taxes............................................  $     4        $    --

Supplemental disclosure of noncash investing and financing activities:

  Common stock issued for intangible assets.................  $   590        $    --
  Common stock warrants issued for services.................      172             --
  Common stock issued for services..........................      530             --
  Common stock issued to employees for services.............      246             --
  Common stock issued for patent rights.....................       --            131
  Class A Preferred Stock converted into common stock.......       --          1,275

           See notes to condensed consolidated financial statements.

                      ISONICS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of January 31, 2002, and for the three months and nine months ended January 31, 2002, and 2001, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2001.

REALIZATION OF ASSETS

    The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through February 28, 2002. In addition, we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

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

    We continue to pursue several items that will help us meet our future cash needs. We are aggressively pursuing our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in 2002 (see "SALE OF DEPLETED ZINC BUSINESS"). We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance our continuing operations including our recently started silicon-on-insulator ("SOI") business based upon the license to the technology of Silicon Evolution, Inc. ("SEI") that we have acquired. Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

NET INCOME (LOSS) PER SHARE

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Contingently issued shares are included in the computation of basic earnings per share when the related conditions are satisfied. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issued shares, the common shares issuable upon conversion of preferred stock (using the "if converted" method) and shares issuable upon the exercise of stock options and common stock warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

    As of January 31, 2002, a total of 6,937,278 outstanding stock options and common stock warrants, and 963,666 outstanding shares of Class A Convertible Preferred Stock have been excluded from the diluted net income (loss) per share calculation, as their inclusion would be anti-dilutive. As of January 31, 2001, a total of 5,742,947 outstanding stock options and common stock warrants, and 980,333 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net

                      ISONICS CORPORATION AND SUBSIDIARIES
income (loss) per share calculation, as the inclusion would be anti-dilutive. During the three and nine month period ending January 31, 2001, 3,130,435 shares of common stock were excluded from the basic computation, as the issuance of this common stock was contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher transaction. On February 20, 2001 we canceled the 3,130,435 shares of Common Stock issued to Eagle-Picher as discussed in "SALE OF DEPLETED ZINC BUSINESS."

    In July 1999, we issued 1,830,000 units consisting of one share of preferred stock and one warrant to purchase a share of our common stock. EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which was applicable for equity instruments issued after May 20, 1999, required issuers of convertible preferred stock containing a non-detachable conversion feature that is in-the-money at the commitment date to allocate part of the proceeds of the issuance to the conversion feature based on its intrinsic value. EITF 00-27, "Application of EITF Issue 98-5, "Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,' to Certain Convertible Instruments," amended EITF 98-5 to require the use of an effective conversion price in determining the value of an in-the-money conversion feature contained in a convertible equity instrument. EITF 00-27 was retroactive for instruments issued after May 20, 1999 and was to be applied in the quarter that included
November 16, 2000.

    We initially determined that the conversion feature of the preferred stock was not in-the-money; however, during discussions in May 2001 with the SEC in connection with the filing of our registration statement on Form SB-2, we determined that the preferred stock did contain a beneficial conversion feature. As discussed in Footnote 8 to our financial statements filed with our Form 10-KSB for the year ended April 30, 2001, the value of the conversion feature was $1,415,000. We recognized this value as a deemed dividend to the preferred stockholders as follows:

Quarter ended July 31, 1999.................................  $  686,000
Quarter ended January 31, 2001..............................     729,000
                                                              ----------
Total deemed dividend.......................................  $1,415,000
                                                              ==========

    The value of the conversion feature was adjusted several times based on our discussions with the SEC. The value originally recognized in the quarter ended January 31, 2001, was previously reported as $1,153,000, but was restated as follows (in thousands):

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                           JANUARY 31, 2001        JANUARY 31, 2001
                                         ---------------------   ---------------------
                                         PREVIOUSLY              PREVIOUSLY
                                          REPORTED    RESTATED    REPORTED    RESTATED
                                         ----------   --------   ----------   --------
Deemed dividend........................    $ 1,153    $   729      $ 1,153    $   729
Net loss attributable to common
  shareholders.........................    $(2,798)   $(2,374)     $(5,385)   $(4,961)
Net loss per share attributable to
  common shareholders--basic and
  diluted..............................    $  (.33)   $  (.28)     $  (.66)   $  (.61)

                      ISONICS CORPORATION AND SUBSIDIARIES

    During the nine month period ended January 31, 2002, we issued the following shares of common stock:

DESCRIPTION                                        NUMBER OF COMMON STOCK SHARES
-----------                                        -----------------------------
Balance as of April 30, 2001.....................             8,961,288
Exercise of common stock warrants................               233,320
Additional shares issued in connection with
  December 13, 2000 private placement............               112,504
Shares issued from employee stock purchase
  plan...........................................                 3,863
                                                             ----------
Balance as of July 31, 2001......................             9,310,975
Exercise of common stock warrants................               261,529
                                                             ----------
Balance as of October 31, 2001...................             9,572,504
Conversion of Series B Preferred Stock...........               500,000
Issuance of shares for investor relations
  services.......................................               500,000
Issuance of restricted stock grants..............               249,750
Shares issued from employee stock purchase
  plan...........................................                 2,558
                                                             ----------
Balance as of January 31, 2002...................            10,824,812
                                                             ==========

    The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $1,368,000 and $1,846,000 for the three and nine months ended January 31, 2002, respectively.

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

INVENTORIES

    Inventories consist of (in thousands):

                                                   JANUARY 31, 2002   APRIL 30, 2001
                                                   ----------------   --------------
Finished goods...................................        $ 45              $186
Work in progress.................................         317               306
                                                         ----              ----
  Total inventories..............................        $362              $492
                                                         ====              ====

SIGNIFICANT CUSTOMERS

    At January 31, 2002, three customers accounted for approximately 55% of total net accounts receivable. Two of these three customers and one different customer accounted for approximately 48% of net revenues during the three and nine months ended January 31, 2002. At April 30, 2001, five customers accounted for approximately 50% of total net accounts receivable. Three customers accounted for approximately 40% of net revenues during the three months ended January 31, 2001, and these three customers, plus two others accounted for approximately 41% of net revenues during the nine months ended January 31, 2001. At January 31, 2002, two customers accounted for approximately 59% of the German segment's net accounts receivable. These two customers accounted for approximately 43% of the German segment's net revenues during the three months ended January 31, 2002. These same two customers accounted for approximately 49% of the German segment's net revenues during the nine months ended January 31, 2002. One customer accounted for approximately 23% of the German segment's accounts receivable at April 30, 2001.

                      ISONICS CORPORATION AND SUBSIDIARIES

BUSINESS SEGMENTS AND FOREIGN OPERATIONS

    Life sciences and semiconductor materials and products are our two operating segments and each is managed based on the fundamental differences in their operations.

    Information by segment is set forth below (in thousands):

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                  JANUARY 31,           JANUARY 31,
                                              -------------------   -------------------
                                                2002       2001       2002       2001
                                              --------   --------   --------   --------
Segment revenues:
  Life sciences.............................   $2,330     $2,332     $5,981     $6,323
  Semiconductor materials and products......        4         --          4         --
                                               ------     ------     ------     ------
    Total...................................   $2,334     $2,332     $5,985     $6,323
                                               ======     ======     ======     ======

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                  JANUARY 31,           JANUARY 31,
                                              -------------------   -------------------
                                                2002       2001       2002       2001
                                              --------   --------   --------   --------
Segment operating (loss) income:
  Life sciences.............................   $ 130      $ (33)    $   379    $   (59)
  Semiconductor materials and products......    (168)       (92)       (507)      (306)
  Corporate.................................    (538)      (858)     (1,572)    (3,399)
                                               -----      -----     -------    -------
    Total...................................   $(576)     $(983)    $(1,700)   $(3,764)
                                               =====      =====     =======    =======

                                                   JANUARY 31, 2001   APRIL 30, 2001
                                                   ----------------   --------------
Total Assets:
  Life sciences..................................       $4,707            $5,069
  Semiconductor materials and products...........          594                --
  Corporate......................................          956             1,033
                                                        ------            ------
    Total........................................       $6,257            $6,102
                                                        ======            ======

                      ISONICS CORPORATION AND SUBSIDIARIES

    A summary of operations by geographic area is as follows:

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                  JANUARY 31,           JANUARY 31,
                                              -------------------   -------------------
                                                2002       2001       2002       2001
                                              --------   --------   --------   --------
Net revenues:
  United States.............................   $1,089     $  648     $2,958     $1,947
  Germany...................................    1,245      1,684      3,027      4,376
                                               ------     ------     ------     ------
    Total...................................   $2,334     $2,332     $5,985     $6,323
                                               ======     ======     ======     ======

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                  JANUARY 31,           JANUARY 31,
                                              -------------------   -------------------
                                                2002       2001       2002       2001
                                              --------   --------   --------   --------
Operating (loss) income:
  United States.............................   $(465)     $(920)    $(1,545)   $(3,639)
  Germany...................................    (111)       (63)       (155)      (125)
                                               -----      -----     -------    -------
    Total...................................   $(576)     $(983)    $(1,700)   $(3,764)
                                               =====      =====     =======    =======

                                                   JANUARY 31, 2002   APRIL 30, 2001
                                                   ----------------   --------------
Total Assets:
  United States..................................       $2,283            $1,814
  Germany........................................        3,974             4,288
                                                        ------            ------
    Total........................................       $6,257            $6,102
                                                        ======            ======

ACQUISITION OF INTANGIBLE ASSETS FROM SEI

    On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with SEI whereby we issued 500,000 shares of our Series B Convertible Preferred Stock for the right to indefinitely use intellectual property assets owned or leased by SEI. The 500,000 shares of Series B Convertible Preferred Stock were valued at $590,000 based upon the closing price on September 14, 2001 of our common stock into which the preferred shares were convertible. On November 13, 2001, the Series B Convertible Stock automatically converted to common stock on a share-for-share basis after our shareholders approved an increase in our authorized capitalization as discussed in "INCREASE IN AUTHORIZED AND RESERVED CAPITAL". Under the terms of the agreement, SEI may convert the license into a non-exclusive license if either we fail to engage in the production of silicon-on-insulator wafers (see "ALLIANCE AGREEMENT WITH SILICON QUEST INTERNATIONAL, INC.") or we fail to invest at least $2,000,000 in facilities for the production of SOI wafers on or before October 1, 2002.

    The acquired intangible assets currently have an indefinite useful life, and therefore, in accordance with SFAS No. 142 GOODWILL AND INTANGIBLE ASSETS (see "NEW ACCOUNTING STANDARDS") they will not be amortized but rather tested annually for impairment. If indicators of impairment do arise, the intangible assets will be tested for impairment and may result in an impairment charge in the future. Additionally, each reporting period we will evaluate whether events and circumstances continue to support our assessment of an indefinite useful life for these intangible assets.

    On November 26, 2001 we hired one former SEI employee to function in the role of Chief Technology Officer for our newly started SOI business. As part of the employment package, we granted the employee 200,000 shares of restricted stock, vesting in different increments over five years and 200,000 stock options of which 20,000 vested on December 1, 2001 and the remaining amounts vest ratably over four years. The restricted stock and the stock options were issued at and are exercisable at $1.01 per share, respectively.

    In connection with the negotiation of the acquisition of the above described intangible assets, we provided a working capital loan to SEI of approximately $93,000. The loan is secured by substantially

                      ISONICS CORPORATION AND SUBSIDIARIES
all of SEI's assets. In December 2001, SEI filed a petition for relief under Chapter 7 of the United States bankruptcy code. We are confident that our security position will allow for full recoverability of the receivable but due to the Chapter 7 filing, it is unclear as to the timing of repayment of this loan.

ALLIANCE AGREEMENT WITH SILICON QUEST INTERNATIONAL, INC.

    On December 19, 2001 we entered into an alliance agreement with Silicon Quest International, Inc. ("SQI") whereby SQI agreed to exclusively manufacture and supply SOI wafers for Isonics. In addition, SQI will provide sales and marketing services as requested by Isonics. The alliance agreement expires on January 24, 2003 and dictates that if the agreement is not amended or extended, then SQI is prohibited from manufacturing SOI wafers without our written permission until January 24, 2004. In connection with this agreement we issued a common stock warrant (valued at $83,000 using the Black-Scholes pricing model) to purchase 100,000 shares of restricted common stock at $1.50 per share. The common stock warrant vested immediately and is exercisable in its entirety beginning December 19, 2002. The common stock warrant expires on December 19, 2004. We shipped our first SOI wafers in January 2002 and recognized revenue of approximately $4,375 for the three and nine months ended January 31, 2002.

CONSULTING AGREEMENT WITH INVESTOR RELATIONS SERVICES, INC.

    On December 18, 2001 we entered into a one-year consulting agreement with Investor Relations Services, Inc. ("IRSI") whereby we issued 500,000 shares of restricted common stock for consulting services consisting of financial advisory, strategic business planning and investor and public relations services. The shares of restricted common stock vested immediately and are considered full payment for services (including IRSI expenses) to be performed during the first six months of calendar 2002. The restricted common stock was valued at $515,000 based upon the closing price of our common stock on December 18, 2001, is recorded as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet and is being amortized to consulting expense over the six month period beginning January 1, 2002. During the last six months of calendar 2002 IRSI will act as an advisor but to the extent that we request IRSI to incur any expenses on our behalf, we will be required to reimburse IRSI for such costs.

CONSULTING AGREEMENT WITH HS-CONSULT GMBH

    On January 1, 2002 we entered into a one-year consulting agreement with HS-CONSULT GMBH ("HSC") primarily to assist our German subsidiary Chemotrade GMBH ("Chemotrade") in buying and selling isotope products. HSC primarily consists of our former managing director of Chemotrade and an additional former key employee of Chemotrade. The consulting agreement expires on December 31, 2002 and requires a monthly payment of 5,500 Euros for the services to be provided. In connection with the agreement we also issued a common stock warrant (valued at $44,000 using the Black-Scholes pricing model) to purchase 50,000 shares of restricted common stock at $1.20 per share. The common stock warrant vested and is exercisable immediately. The common stock warrant expires on December 31, 2004.

INCREASE IN AUTHORIZED AND RESERVED CAPITAL

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

    In connection with the increase in authorized and reserved capital, on November 13, 2001 we issued 400,000 stock options to four key employees. The stock options are exercisable at $1.06 per option and 80,000 were vested on November 13, 2001 with the remaining 320,000 vesting ratably over the next four years. In addition, on November 13, 2001 we granted 30,000 stock options to the reelected non-employee board members. The stock options are exercisable at $1.06 per option and were immediately vested on the grant date.

                      ISONICS CORPORATION AND SUBSIDIARIES

ACCOUNTS RECEIVABLE FINANCING AGREEMENT

    On January 18, 2002 we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank ("SVB") whereby SVB will advance up to 80% of all gross receivables (up to $1,500,000) submitted for financing. Amounts financed are secured individually by the related account receivable and generally by our assets and incur monthly finance and administrative charges of up to 2.25% until repaid. The agreement expires January 17, 2003 and there were no amounts outstanding under this agreement as of January 31, 2002.

DILUTION ADJUSTMENTS TO PREFERRED SHAREHOLDERS

    Under the terms of the Series A Convertible Preferred Stock private placement on July 29, 1999, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of the issuance of the Series B Convertible Preferred Stock at $1.18 per share to SEI (see "ACQUISITION OF INTANGIBLE ASSETS FROM SEI"), we issued an additional 61,968 common stock warrants on December 1, 2001 and reduced the exercise price to $3.12 on all related common stock warrants in order to satisfy the anti-dilution provisions.

    As a result of various other transactions during the third quarter including the issuance of restricted common stock to IRSI, common stock warrants to SQI and restricted common stock and stock options granted to company employees, in January 2002 we issued an additional 141,143 common stock warrants and reduced the exercise price to $2.97 on all related common stock warrants in order to satisfy the anti-dilution provisions.

    In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the granting of restricted common stock and stock options at $1.01 per share to a company employee (see "ACQUISITION OF INTANGIBLE ASSETS FROM SEI") the Series A Convertible Preferred Stock is now convertible at approximately 1.49 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

RELATED PARTY TRANSACTIONS

    On January 1, 2002 we extended our cooperation agreement on a month-to-month basis with Interpro Zinc, LLC ("Interpro") to continue leasing office, laboratory and storage space at our current location. We currently own 25% of Interpro while James E. Alexander, President, Chief Executive Officer and Chairman of the Board of Directors of Isonics Corporation and Boris Rubizhevsky, Senior Vice President and Director of Isonics Corporation each own an additional 25%. We incurred rental expense to Interpro of approximately $9,380 and $20,760 for the three and nine months ended January 31, 2002, respectively.

INVESTMENT BANKING AGREEMENT

    On December 11, 2001, we entered into an agreement with Brean Murray &
Co., Inc. ("Brean Murray") to provide investment banking and strategic advisory services. As compensation for the services to be provided, we agreed to issue 100,000 common stock warrants exercisable at $1.50 per share and potentially issue an additional 100,000 common stock warrants exercisable at $1.50 per share if certain fundraising milestones, as defined were achieved. This agreement and the corresponding common stock purchase warrants were cancelled in January 2002.

SALE OF DEPLETED ZINC BUSINESS

    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC for $8,230,000, including $1,500,000 due in equal installments on November 30, 2000, 2001 and 2002. We received cash of approximately $6,730,000 from Eagle-Picher at the closing, of which approximately $1,150,000 was used to pay certain accrued liabilities and debt. Upon completion of the sale, we recognized a net gain on the sale amounting to $5,088,000. Eagle-Picher's obligation to pay the final

                      ISONICS CORPORATION AND SUBSIDIARIES

$1,500,000 was subject to the performance of our former depleted zinc supplier under the terms of a supply agreement that was transferred to Eagle-Picher in the sale.

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

    Additionally, Eagle-Picher was to supply us with 200 kilograms of silicon-28 by December 31, 2000, to be used in research and development activities. We gave Eagle-Picher a common stock warrant to obtain 4,000,000 shares of our common stock, however, these common stock warrants and the underlying shares, were contingent upon the delivery of silicon-28 by Eagle-Picher by December 31, 2000. Eagle-Picher exercised its common stock warrant, under a net exercise provision in the warrant agreement, and received 3,130,435 shares of our common stock, in March 2000. Because Eagle-Picher exercised its common stock warrant pursuant to the terms of the net exercise provision, Eagle-Picher did not pay cash to exercise the common stock warrant. Eagle-Picher disputed our calculation and believed we should have issued to it an additional 155,279 shares of common stock.

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

    As Eagle-Picher is claiming FORCE MAJEURE, it believes it is entitled to retain its ownership to the 3,130,435 shares obtained through the net exercise of the common stock warrant and believes it also should receive the disputed 155,279 shares of our common stock. We continue to dispute Eagle-Picher's claims and on January 26, 2001, our Board of Directors authorized us to cancel Eagle-Picher's common shares and return those shares to the "authorized, unissued" category. We cancelled the shares on February 20, 2001.

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

    An arbitration hearing originally scheduled for April 2002 has been rescheduled for late June 2002. Discovery is ongoing, consequently it is premature for us to predict any likely outcome. We intend to vigorously defend against Eagle-Picher's claim and to prosecute our own claims against Eagle-Picher until successfully resolved or a settlement is reached. We have been informed by our legal counsel that it will likely take a minimum of six-to-nine months or longer to complete the arbitration phase.

                      ISONICS CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 BUSINESS COMBINATIONS and SFAS No. 142 GOODWILL AND INTANGIBLE ASSETS. SFAS
No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses whether intangible assets should be amortized, the methods used to amortize intangible assets and the methods used to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 shall be amortized or not amortized in accordance with SFAS 142. Included in our assets at January 31, 2002, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of approximately $2,876,000. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $175,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations, until we are able to complete our analysis of the impairment provisions of the new standards. Under existing accounting standards, our assessment of the Chemotrade goodwill indicated that no impairment existed as of January 31, 2002. In the event our analysis under the new guidance indicates this goodwill is impaired, we will be required to record a charge to our earnings in the year of adoption.

SUBSEQUENT EVENT

    On March 4, 2002 we entered into an agreement with Stephen Burden, Vice President of Semiconductor Materials and Products whereby he loaned us $75,000. The loan is due on March 31, 2002 or earlier upon the closing of financing of at least $1,000,000 and incurs interest at a rate of 12% per annum.

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

    - Semiconductor materials

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

    We are incurring significant negative cash flows and have negative working capital. We have recently commenced certain operations which, if successful, we believe will improve our financial position and results of operations. Primary among these operations is the commencement of our silicon-on-insulator ("SOI") business as described below. In the meantime we are dependent upon obtaining debt and equity financing to meet our financial obligations as they become due. We have extended paying certain of our vendors to the maximum extent possible and have obtained a loan of $75,000 from one of our officers (See "SUBSEQUENT EVENT"). The loan was approved by the independent board of directors and if we are successful in obtaining any additional loans, they will also be subject to approval by the independent board of directors.

COMMENCEMENT OF SILICON-ON-INSULATOR OPERATIONS

    SEI LICENSE AGREEMENT. On September 14, 2001 we licensed technology owned by Silicon Evolution, Inc. ("SEI") which has allowed us the to enter the business of manufacturing SOI wafers and other silicon wafers. We paid SEI 500,000 shares of our newly-created Series B Preferred Stock which automatically converted into 500,000 shares of our common stock following our November 13, 2001 shareholders' meeting. The license is exclusive, perpetual, and does not bear any royalty obligation. The license includes an exclusive sublicense to us of technology that SEI had licensed from Wacker Siltronic Corporation and Wacker Siltronic AG (both referred to as "Wacker")--corporations that are not affiliated with SEI. SEI's obligations to Wacker are in default, and it is possible that Wacker may try to invalidate our right to use its technology. If Wacker is able to invalidate this sublicense, we will attempt to work around the related technology issues.

    The technology we licensed from SEI allows the owner of the technology to manufacture SOI silicon wafers for integrated circuit component (IC's or "Chips") and micro mechanical system (MEMS) manufacturers. We licensed SEI's core intellectual property (IP) technology for precision wafer polishing, cleaning, and bonding silicon wafers to produce thick film SOI in the 100 mm, 150 mm, 200 mm, and 300mm form factors. We also agreed to hire certain of SEI's senior executives should their services be needed when we commenced our SOI operations and we agreed to attempt to negotiate reasonable accommodation with SEI's landlords, lessors, and other creditors to allow us to continue the business commenced by SEI but were unable to come to a reasonable agreement.

    Because SEI filed bankruptcy on November 21, 2001 and because of our own working capital shortages, we were unable to negotiate accommodation with SEI's landlords, customers, or equipment vendors and lessors. We licensed assets from SEI and we are also a $93,000 secured creditor of SEI. Although we believe that our position is strong in both our capacities, the trustee in bankruptcy for SEI may attempt to impact our status as a secured creditor or as a licensee. If the trustee were to impact our status as a licensee it could potentially affect our ability to continue our SOI operations.

    AGREEMENT WITH SILICON QUEST INTERNATIONAL. In an effort to commence our SOI business operations, on December 19, 2001 we entered into an alliance agreement with Silicon Quest International, Inc. ("SQI") whereby SQI agreed to exclusively manufacture and supply SOI wafers for Isonics. In addition, SQI will provide sales and marketing services as requested by Isonics. The alliance agreement expires on January 24, 2003 and dictates that if the agreement is not amended or extended, then SQI is prohibited from manufacturing SOI wafers without our written permission until January 24, 2004. In connection with this agreement we issued a common stock purchase warrant (valued at $83,000) to purchase 100,000 shares of restricted common stock at $1.50 per share. The warrant vested immediately and is exercisable in its entirety beginning
December 19, 2002. The warrant expires on December 19, 2004. We shipped our first SOI wafers in late January 2002 and recognized revenue of approximately $4,375 for the three and nine months ended January 31, 2002.

    SOI BUSINESS OPERATIONS. Based on our market research, it appears to us that the use of SOI wafers is growing rapidly in three major markets:

    - integrated circuits,

    - MEMS manufacturing, and

    - micro-optical chips for fiber-optic network devices.

    Chip designers are relentlessly driven by the marketplace to seek innovative ways to improve device performance in three key areas:

    - speed,

    - power consumption, and

    - size.

    Based on our review, it appears that the SOI technology enables circuit designers to improve device speed approximately 30%; and as the oxide provides a superior source of insulation, leakage current is reduced, providing an energy savings of better than 30%, as well as enabling circuits to be spaced on a finer pitch. SOI technology also provides a degree of radiation hardening to integrated circuits, thus improving circuit reliability and resistance to soft errors induced by background radiation sources. In MEMS and micro-optical device fabrication the use of SOI technology wafers significantly simplifies the manufacturing process.

    In our effort to commence our SOI operations, on November 26, 2001 we hired the former Founder, Vice President of Technology and Chairman of the Board of Directors of SEI to function in the role of Chief Technology Officer.

    In summary, we have obtained and paid-for a license to the technology that has allowed us to commence our SOI business on a limited basis but there are additional items that must be resolved before we will be able to operate the SOI business on a full scale basis. Although we believe that the wafer manufacturing business will complement our silicon-28 research project, we cannot offer any assurance that we will be able to complete the steps necessary for us to be able to commence operations on a full scale basis.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                   THREE MONTHS                NINE MONTHS
                                                      ENDED                       ENDED
                                                   JANUARY 31,                 JANUARY 31,
                                              ----------------------      ----------------------
                                                2002          2001          2002          2001
                                              --------      --------      --------      --------
Net revenues................................   100.0%        100.0%        100.0%        100.0%
Cost of revenues............................    75.7          87.5          75.1          80.8
                                               -----         -----         -----         -----
  Gross margin..............................    24.3          12.5          24.9          19.2
                                               =====         =====         =====         =====
Operating expenses:
  Selling, general & administrative.........    44.7          41.7          47.6          62.6
  Research & development....................     4.3          12.9           5.8          16.1
                                               -----         -----         -----         -----
    Total operating expenses................    49.0          54.6          53.4          78.7
                                               -----         -----         -----         -----
Operating loss..............................   (24.7)        (42.1)        (28.5)        (59.5)
                                               -----         -----         -----         -----
Other income (expense), net.................     (.4)        (28.4)          (.9)         (7.4)
                                               -----         -----         -----         -----
Loss before income taxes....................   (25.1)        (70.5)        (29.4)        (66.9)
                                               -----         -----         -----         -----
Income tax expense..........................      --            --           (.1)           --
                                               -----         -----         -----         -----
NET LOSS....................................   (25.1)%       (70.5)%       (29.5)%       (66.9)%
                                               =====         =====         =====         =====

NET REVENUES

    Net revenues for the three months ended January 31, 2002 were approximately $2,334,000 compared to approximately $2,332,000 for the three months ended January 31, 2001. Although revenues were comparative between periods, the mix was substantially different. Net revenues from our domestic isotope product sales increased significantly but this was offset by a comparable decrease in international isotope product sales. Included in net revenues for the three months ended January 31, 2002 were approximately $4,375 of semiconductor materials and products sales as compared to zero for the three months ended January 31, 2001.

    Net revenues from international isotope product sales for the three months ended January 31, 2002 were approximately $1,245,000, a decrease of approximately 26.1%, or approximately $439,000, from approximately $1,684,000 for the three months ended January 31, 2001. The decrease was primarily the result of several one-time transactions with governmental agencies during the three months ended January 31, 2001.

    Net revenues from domestic isotope product sales for the three months ended January 31, 2002 were approximately $1,085,000, an increase of approximately 67.4%, or approximately $437,000, from approximately $648,000 for the three months ended January 31, 2001. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the three months ended January 31, 2002.

    Net revenues for the nine months ended January 31, 2002 were approximately $5,985,000, a decrease of approximately 5.3%, or approximately $338,000, from approximately $6,323,000 for the nine months ended January 31, 2001. The decrease is principally due to the reduction in net revenues from international isotope product sales partially offset by an increase in domestic isotope product sales. Included in net revenues for the nine months ended January 31, 2002 were approximately $4,375 of semiconductor materials and products sales as compared to zero for the nine months ended January 31, 2001.

    Net revenues from international isotope product sales for the nine months ended January 31, 2002 were approximately $3,027,000, a decrease of approximately 30.8%, or approximately $1,349,000 from approximately $4,376,000 for the nine months ended January 31, 2001. The decrease was primarily the result of the acquisition of a major customer by one of our competitors during the second quarter of fiscal 2001 and several one-time transactions with governmental agencies during the third quarter of fiscal 2001.

    Net revenues from domestic isotope product sales for the nine months ended January 31, 2002 were approximately $2,954,000, an increase of approximately 51.7%, or approximately $1,007,000, from approximately $1,947,000 for the nine months ended January 31, 2001. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the nine months ended January 31, 2002.

    Although we have commenced our SOI business on a limited basis by shipping our first SOI wafers in January 2002, we do not anticipate significant revenues from sales of SOI wafers in fiscal 2002. There are still several additional items that need to be resolved, including the refining of our processes and procedures and obtaining certification from our future customers before we will be able to operate our SOI business on a full scale basis. While we anticipate this happening during fiscal 2003, we can offer no assurance that we will be able to complete the steps necessary to operate our SOI business on a full scale basis.

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

GROSS MARGIN

    Gross margin for the three months ended January 31, 2002 was approximately $567,000, an increase of approximately 94.2%, or approximately $275,000, from approximately $292,000 for the three months ended January 31, 2001. On a percentage of net revenues basis, gross margin increased 11.8 percentage points to approximately 24.3%, for the three months ended January 31, 2002, from approximately 12.5%, for the three months ended January 31, 2001. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in international lower margin isotope sales. The percentage of net revenues increase is due to the combination of an increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales.

    Gross margin for the nine months ended January 31, 2002 was approximately $1,489,000, an increase of approximately 23.0%, or approximately $278,000, from approximately $1,211,000 for the nine months ended January 31, 2001. On a percentage of net revenues basis, gross margin increased 5.7 percentage points to approximately 24.9%, for the nine months ended January 31, 2002, from approximately 19.2%, for the nine months ended January 31, 2001. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in international lower margin isotope sales. The percentage of net revenues increase is due to the combination of an increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased approximately $68,000, to approximately $1,042,000, for the three months ended January 31, 2002, from approximately $974,000, for the three months ended January 31, 2001. On a percentage of net revenues basis, selling, general and administrative expenses increased to approximately 44.7%, for the three months ended
January 31, 2002, from approximately 41.7%, for the three months ended
January 31, 2001. Both the dollar and the percentage increase are primarily attributable to increased corporate usage of professional services including legal and accounting services, the hiring of our Chief Technology Officer for our SOI business and increased usage of public relations services related to the issuance of common stock IRSI (See "CONSULTING AGREEMENT WITH INVESTOR RELATIONS SERVICES, INC.") partially offset by reduced salaries, headcount and other related expenses due to the sale of our subsidiary International Process Research Corporation ("IPRC"), effective February 1, 2001.

    Selling, general and administrative expenses decreased approximately $1,116,000, to approximately $2,841,000, for the nine months ended January 31, 2002, from approximately $3,957,000, for the nine months ended January 31, 2002. On a percentage of net revenues basis, selling, general and administrative expenses decreased to approximately 47.6%, for the nine months ended
January 31,

2002, from approximately 62.6%, for the nine months ended January 31, 2001. The dollar decrease is primarily attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of our subsidiary IPRC, effective February 1, 2001 partially offset by the increased usage of public relations services related to the issuance of common stock to IRSI (See "CONSULTING AGREEMENT WITH INVESTOR RELATIONS
SERVICES, INC."). In addition, during the nine months ended January 31, 2001 we recognized a $270,000 expense to remediate the Golden, Colorado facility that was leased by Isonics. The lease and related remediation liability were assumed by the buyers of IPRC effective February 1, 2001. The percentage decrease is also attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of the sale of our subsidiary IPRC, partially offset by the increased usage of public relations services related to the issuance of common stock IRSI (See "CONSULTING AGREEMENT WITH INVESTOR RELATIONS SERVICES, INC.") and a decrease in net revenues.

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

    Research and development expenses decreased approximately $200,000, to approximately $101,000, for the three months ended January 31, 2002, from approximately $301,000, for the three months ended January 31, 2001. On a percentage of net revenues basis research and development expenses decreased to approximately 4.3% for the three months ended January 31, 2002, from approximately 12.9%, for the three months ended January 31, 2001. The dollar and percentage decrease is primarily related to decreased research and development expenses associated with the zinc recovery and recycling project. These expenses were incurred by our subsidiary IPRC, which was sold effective February 1, 2001.

    Research and development expenses decreased approximately $670,000, to approximately $348,000, for the nine months ended January 31, 2002, from approximately $1,018,000, for the nine months ended January 31, 2001. On a percentage of net revenues basis research and development expenses decreased to approximately 5.8% for the nine months ended January 31, 2002, from approximately 16.1%, for the nine months ended January 31, 2001. The dollar decrease is primarily related to decreased research and development expenses associated with the zinc recovery and recycling project. These expenses were incurred by our subsidiary IPRC, which was sold effective February 1, 2001. The percentage decrease is also attributable to the sale of our subsidiary IPRC, partially offset by a decrease in net revenues.

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

OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest income and expense and foreign currency gains and losses. Other income (expense), net decreased approximately $652,000, to approximately $(10,000), for the three months ended January 31, 2002, from approximately $(662,000), for the three months ended January 31, 2001. The decrease is primarily attributable to charges totaling $458,000 ($250,000 of the contingent gain had been recognized in fiscal year ended
April 30, 2001 and an additional $208,000 charge was incurred to write-off the note receivable balance as of April 30, 2000) related to the contingent gain previously recognized on the sale of the depleted zinc business to Eagle-Picher (See "SALE OF DEPLETED ZINC BUSINESS") and charges of approximately $289,000 related to the write down of assets of IPRC partially offset by an approximate $75,000 gain realized on the translation of the German financial statements of Chemotrade to US dollars for the three months ended January 31, 2001. For the three months ended January 31, 2002 we realized an approximate loss of $(18,000) related to the translation of the German financial statements of Chemotrade to US dollars.

    Other income (expense), net decreased approximately $409,000, to approximately $(59,000), for the nine months ended January 31, 2002, from approximately $(468,000), for the nine months ended January 31, 2001. The decrease is primarily attributable to charges totaling $208,000 related to the contingent gain previously recognized on the sale of the depleted zinc business to Eagle-Picher and charges of approximately $289,000 related to the write down of assets of IPRC partially offset by an approximate $87,000 gain realized on the translation of the German financial statement of Chemotrade to US dollars for the nine months ended January 31, 2001. For the nine months ended
January 31, 2002 we realized an approximate loss of $(65,000) related to the translation of the German financial statements of Chemotrade to US dollars.

INCOME TAXES

    We currently operate at a loss and expect to operate at a loss until our SOI business and the products currently under development begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such we have provided a valuation allowance against the deferred tax assets. In October 2001, we received approximately $362,000 resulting from a carry-back claim associated with the prior year taxable loss.

NET LOSS

    We recognized a net loss of approximately $586,000 for the three months ended January 31, 2002, as compared to a net loss of approximately $1,645,000 for the three months ended January 31, 2001. We recognized a net loss of approximately $1,763,000 for the nine months ended January 31, 2002, as compared to a net loss of approximately $4,232,000 for the nine months ended January 31, 2001. Losses, as incurred during the three and nine months ended January 31, 2002, of this magnitude will likely continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

    Net income in future years will be dependent on our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Because of our continuing research and development efforts on new products, we do not expect to generate any significant increase in net revenues during the remaining three months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

    Our working capital and liquidity have eroded significantly during the nine months ended January 31, 2002. Working capital decreased approximately $445,000, to approximately $1,164,000 at January 31, 2002, from approximately $1,609,000, at April 30, 2001. Of that, approximately $421,000 of our working capital is in our German subsidiary and is not available to pay our United States based creditors.

    Our principal sources of funding during the nine months ended January 31, 2002 and 2001 have been from the exercise of common stock warrants, the exercise of stock options, sales of common stock and proceeds from the sale of shares under our employee stock purchase program. We used cash in operating activities of approximately $1,097,000 and $3,505,000, during the nine months ended
January 31, 2002 and 2001, respectively. Cash used in operating activities during the nine months ended January 31, 2002 was principally the result of a net loss of approximately $1,763,000 partially offset by an income tax refund of approximately $362,000. Cash used in operating activities for the nine months ended January 31, 2001 was principally the result of a net loss of approximately $4,232,000.

    Our investing activities used cash of approximately $18,000 and approximately $35,000 for the nine months ended January 31, 2002 and 2001, respectively. Cash used in investing activities for the nine months ended January 31, 2002 and 2001, resulted primarily from purchases of property and equipment.

    Financing activities generated cash of approximately $523,000 and approximately $896,000 for the nine months ended January 31, 2002 and 2001, respectively. Cash provided by financing activities for the nine months ended January 31, 2002 resulted primarily from the exercise of common stock warrants for approximately $473,000, proceeds of approximately $7,000 from the sale of shares under our employee stock purchase program and approximately $43,000 from the net issuance and repayments of notes payable. Cash provided by financing activities for the nine months ended January 31, 2001 resulted primarily from the issuance of units, comprised of one share of common stock bundled with two Class B common stock warrants for cash of $675,000 with the remaining amount resulting primarily from the exercise of stock options and proceeds from the sale of shares under our employee stock purchase program.

    At January 31, 2002, we had approximately $498,000 of cash and cash equivalents, a decrease of approximately $592,000, compared to $1,090,000, at April 30, 2001. The decrease is primarily the result of net losses incurred during the nine months ended January 31, 2002.

    Under the terms of the Series A Convertible Preferred Stock private placement on July 29, 1999, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of the issuance of the Series B Convertible Preferred Stock at $1.18 per share to SEI (see "ACQUISITION OF INTANGIBLE ASSETS FROM SEI"), we issued an additional 61,968 common stock warrants on December 1, 2001 and reduced the exercise price to $3.12 on all related common stock warrants in order to satisfy the anti-dilution provisions.

    As a result of various other transactions during the third quarter (see Notes to Condensed Consolidated Financial Statements) including the issuance of restricted common stock to IRSI, common stock warrants to SQI and restricted common stock and stock options granted to company employees, in January 2002 we issued an additional 141,143 common stock warrants and reduced the exercise price to $2.97 on all related common stock warrants in order to satisfy the anti-dilution provisions.

    In addition to anti-dilution rights, there are certain provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the granting of restricted common stock and stock options at $1.01 per share to a company employee (see "ACQUISITION OF INTANGIBLE ASSETS FROM SEI") the Series A Convertible Preferred Stock is now convertible at approximately 1.49 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

    We expect that our working capital will continue to decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able even to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. We have sufficient cash available to fund our working capital requirements for approximately 2 months.

    We continue to pursue several items that will help us meet our future cash needs. We continue to aggressively pursue our claim of $75,500,000 against Eagle-Picher. We are currently in the arbitration process and hope to come to resolution in 2002 (see Notes to Condensed Consolidated Financial Statements). We are also currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our recently started SOI business (see "COMMENCEMENT OF SILICON-ON-INSULATOR OPERATIONS"). Although there is no assurance that funding will be available or that the outcome in the Eagle-Picher case will be positive, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

CRITICAL ACCOUNTING POLICIES

    In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below. Information regarding our other accounting policies is included in our Annual Report on Form 10-KSB for the year ended April 30, 2001.

GOODWILL AND INTANGIBLE ASSETS

    Our goodwill results from the acquisition of Chemotrade and is being amortized on a straight-line basis over twenty years. If impairment indicators exist, we evaluate goodwill for impairment by comparing the unamortized balance of goodwill to the undiscounted future cash flows of the related assets. Estimated undiscounted future cash flows are based on historical results to-date, modified for the elimination of intercompany management fees and for a conservative estimate for planned business growth. We modify or adjust goodwill if impairment is indicated. Under existing accounting standards, our assessment of the Chemotrade goodwill indicated that no impairment existed as of January 31, 2002.

    In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142 GOODWILL AND INTANGIBLE ASSETS. SFAS No. 142 addresses whether intangible assets should be amortized, the methods used to amortize intangible assets and the methods used to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS
No. 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 shall be amortized or not amortized in accordance with SFAS 142. Included in our assets at January 31, 2002, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of approximately $2,876,000. Upon adoption of SFAS No. 142, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $175,000 per year. We are required to assess this goodwill for impairment in the year of adoption. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations, until we are able to complete our analysis of the impairment provisions of the new standards. In the event our analysis under the new guidance indicates this goodwill is impaired, we will be required to record a charge to our earnings in the year of adoption.

    Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001. As the intangible assets were acquired after June 30, 2001 we adhere to the guidance provided by SFAS No. 142 GOODWILL AND INTANGIBLE ASSETS. We have determined that these assets currently have an indefinite useful life as they are not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they will not be amortized but rather tested annually for impairment. If indicators of impairment do arise, the intangible assets will be tested for impairment and may result in an impairment charge in the future. Additionally, each reporting period we will evaluate whether such events and circumstances continue to support our assessment of an indefinite useful life for these intangible assets.

VALUATION OF EQUITY TRANSACTIONS

    We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (150%), risk-free interest rate (6.0%) and estimated life of the warrants based on historical information.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Please see our current report on Form 8-K filed on February 1, 2002, which sets forth the information required by item 701 of Regulation SB for all equity securities sold by the registrant during the period covered by this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    On February 1, 2002 we filed a report on Form 8-K, describing our amendment of Articles of Incorporation, alliance agreement with Silicon Quest International, Inc., consulting agreement with Investor Relations
Services, Inc., acquisition of intangible assets from Silicon Evolution, Inc., investment banking agreement with Brean Murray & Company, consulting agreement with Wells Investment Group and the issuance of common shares for certain patent rights.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the twelfth day of March, 2002.

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

                                                       By               /s/ JOHN V. SAKYS
                                                            -----------------------------------------
                                                                          John V. Sakys
                                                            PRINCIPAL ACCOUNTING OFFICER AND PRINCIPAL
                                                                        FINANCIAL OFFICER