Form 10KSB
period 2002-04-30
ISONICS CORP
filed 2002-08-05
CIK 1023966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                      to

Commission file number: 001-12531

ISONICS CORPORATION
(Name of small business issuer in its charter)

California	77-0338561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5906 McIntyre Street Golden, Colorado	80403
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 279-7900

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Class B Common Stock Purchase Warrants
Redeemable Class C Common Stock Purchase Warrants
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒    No ☐

        Registrant's revenues for the fiscal year ended April 30, 2002 were $8,155,000.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on, July 26, 2002 was $6,690,293. Excludes approximately 5,133,740 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

        The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 26, 2002, was 12,102,795 shares. The following document is incorporated by reference into Part III of this Form 10-KSB: None.

        Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

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

        Wherever possible, we have tried to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. We have described these risks, uncertainties and contingencies under "Item 6, Management's Discussion and Analysis of Financial Condition or Plan of Operation." We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this report.

General Discussion

Isonics Corporation

        We are an advanced materials and technology company. We are developing and we anticipate commercializing products created from materials, including materials whose natural isotopic ratios have been modified as well as non-isotopic (natural) materials. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well-known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive.

        Several manufacturers, located primarily in republics that once were part of the Soviet Union, produce radioactive and stable isotopes. We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds. For example, oxygen-18 is sold as water, and carbon-13 is sold as carbon dioxide. Today our business addresses the material needs of two primary markets:

  •
  life sciences (involving isotopic materials) and

  •
  semiconductor materials and products (including both isotopic and non-isotopic materials).

        While we currently are focusing on these two markets, we continue to evaluate other applications for both stable and radioisotopes and non-isotopic materials. We also sell isotopes for use in basic scientific research and industrial applications. We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semi-conductor materials.

        We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our web site is www.isonics.com. The common stock of Isonics is traded on the Nasdaq SmallCap Market under the symbol "ISON." The market for our stock has historically been characterized by low volume, and broad price and volume volatility. We cannot give any assurance that a stable trading market will develop for our stock or our warrants.

        The address of our principal executive offices and our telephone and facsimile numbers at that address are:

    Isonics Corporation
    5906 McIntyre Street
    Golden, Colorado 80403
    Telephone No.: (303) 279-7900
    Facsimile No.: (303) 279-7300

        We currently have two subsidiaries through which we conduct some of our operations. The following chart identifies those subsidiaries and our ownership interest in each as of April 30, 2002:

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Chemotrade GmbH Dusseldorf, Germany	Germany	100%	Chemotrade and its subsidiary are value-added re-sellers of stable and radioactive isotopes.
Chemotrade Leipzig GmbH	Germany	75% (through Chemotrade)	They supply radioactive isotopes for pharmaceutical and industrial research as well
Leipzig, Germany			as for industrial and medical imaging, calibration sources and for brachytherapy applications. Additionally, they supply various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Their market is primarily Europe, but sales are also made to North America and Asia.

        On July 31, 2002 we sold our 75% interest in Chemotrade Leipzig GmbH ("CTL") for nominal consideration. This transaction was effective as of May 1, 2002. See "Recent Business Dispositions."

        The foregoing does not include Isonics' minority ownership in two companies:

  •
  Interpro Zinc, LLC, a Colorado entity which engages in the research and development for the recovery and recycling of zinc metal from various sources. Isonics has a 25% interest in this entity.

  •
  Institut of Umwelttechnologien GmbH ("IUT"), an entity based in Berlin, Germany which performs research and development, and manufacturing of radioisotopes. Isonics has a 6% interest in this entity through Chemotrade.

Trading Symbols

Common Stock	"ISON"
Class B Warrants	"ISONL"
Class C Warrants	"ISONZ"

        Our Isotope Business.    In order to develop our products, it is usually necessary to increase ("enrich") or decrease ("deplete") the concentration of a particular isotope or isotopes. There are over 280 naturally occurring stable isotopes of 83 different elements. The number of isotopes of any given element varies widely. Stable isotopes of a given element typically do not differ significantly in their chemical behavior. Stable isotopes of an element differ in mass and diameter, as well as several nuclear properties, such as cross-section, spin, and magnetic moment. Differences in these properties can result in substantially different effects, and some of these different effects have the potential for commercial application.

        Isotopes are typically referred to by their atomic mass number, which number is derived from the number of protons and neutrons in the atom's nucleus. For example, oxygen-18 has eight protons and ten neutrons in its nucleus, and silicon-28 has fourteen protons and fourteen neutrons in its nucleus. In ultra chemically pure crystals, grown for electronics or optical applications, isotopic impurities can be the greatest contributor to crystal disorder because of mass and diameter differences. Eliminating these variations by using a single enriched isotope (i.e. an isotopically-pure substance) increases thermal conductivity and optical transparency, and thus improves product performance. Similarly, enriching or depleting isotopes based upon their nuclear cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of semiconductors in the computer industry, and for use as targets to produce radioisotopes for the life sciences and other industries.

        Stable Isotopes.    Stable isotopes may be thought of as extremely pure materials. Not only are these isotopes chemically pure, but they frequently consist of only one isotope depending on the level of enrichment. This extra degree of purification, accomplished on the sub-atomic level, provides enhanced performance properties as distinguished from normal (i.e., chemical only) purity materials. Depleted isotopes are the result of the elimination (or reduction in level) of an isotope, or isotopes, and can prevent the creation of undesirable byproducts in subsequent processing steps. In some instances the undesirable byproducts are produced during the intended use of the non-depleted isotope material. Stable isotopes have commercial uses in several areas, including, but not limited to:

  •
  power generation;

  •
  medical research, diagnostics, and drug development;

  •
  product tagging and stewardship;

  •
  semiconductors; and

  •
  optical materials.

        We have successfully developed and commercialized several isotope products (notably, even-numbered cadmium isotopes for use with helium-cadmium lasers and depleted zinc oxide for nuclear power plants). We intend to promote the emergence and growth of new stable isotope applications.

        Radioisotopes.    The radioisotopes we acquire and sell are typically used in medical diagnostic and therapy applications. A key property of a radioisotope is its half-life. The half-life is a measure of how fast a radioisotope decays into either a stable isotope or another radioisotope. Since most radioisotopes used in life science applications have short half-lives, they are rarely found in nature. Therefore, they are manmade and must generally be used shortly after production. They are typically produced by irradtiating a target material (often an enriched or depleted stable isotope) in a nuclear reactor, cyclotron or linac. These devices generate the appropriate particles required to transmute or convert the target material into the desired radioisotope.

        SOI Wafer Manufacturing.    In January 2002, we commenced our silicon-on-insulator ("SOI") wafer operations under an alliance agreement with Silicon Quest International, Inc. ("SQI") whereby SQI agreed to exclusively manufacture and supply SOI wafers for Isonics. While our research has indicated that the functionality of SOI wafers can be improved using isotopically-pure silicon-28, this research is still in the preliminary stages and currently our SOI wafer production is being accomplished using natural silicon.

Company Strategy

        We believe our strength lies in our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize applications for stable and radioactive isotopes, non-isotopic materials, and value-added products manufactured from these materials.

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

  •
  focusing on development of high value-added products, which products should give us a competitive advantage in large or growing markets;

  •
  leveraging research and development expenditures through collaborations, government programs, and corporate and academic partnerships;

  •
  minimizing early capital needs by obtaining stable and radioactive isotopes through alliances and supply agreements with existing stable and radioactive isotope sources, followed by investment in Isonics-owned isotope production facilities when markets are better established and the optimum production technology has been determined;

  •
  obtaining value-added processing technology through sub-contract manufacturing agreements, joint ventures, and acquisitions of strategically important technologies and companies; and

  •
  developing a time-balanced product pipeline to provide a continual supply of new business opportunities.

Commencement of Silicon-on-Insulator Wafer Operations

        SEI License Agreement.    On September 14, 2001 we licensed technology owned by Silicon Evolution, Inc. ("SEI") which has allowed us to enter the business of manufacturing SOI wafers and other silicon wafers. We issued 500,000 shares of our newly-created Series B Preferred Stock to SEI which automatically converted into 500,000 shares of our common stock following our November 13, 2001 shareholders' meeting. The license is exclusive, perpetual, and does not bear any royalty obligation.

        The technology we licensed from SEI allows the owner of the technology to manufacture SOI wafers for integrated circuit component (IC's or "Chips") and micro mechanical system (MEMS) manufacturers. We licensed SEI's core intellectual property (IP) technology for precision wafer polishing, cleaning, and bonding silicon wafers to produce thick film SOI in the 100 mm, 150 mm, 200 mm, and 300 mm form factors.

        SEI filed for bankruptcy on November 21, 2001. Since we licensed assets from SEI and since we are also a $93,000 secured creditor of SEI, we believe that our position in the bankruptcy, should the trustee in bankruptcy challenge us, is strong in both our capacities. However, the trustee for SEI may attempt to challenge the status of our secured debt. If the trustee were to succeed in any such challenge, it could potentially affect our recovery of the funds advanced to SEI.

        Agreement with Silicon Quest International.    In an effort to commence our SOI business operations, on December 19, 2001 we entered into an alliance agreement with SQI whereby SQI agreed to exclusively manufacture and supply SOI wafers for Isonics. In addition, SQI will provide sales and marketing services as requested by Isonics. The alliance agreement expires on January 24, 2003 and dictates that if the agreement is not amended or extended, then SQI is prohibited from manufacturing SOI wafers without our written permission until January 24, 2004. In connection with this agreement we issued SQI a common stock purchase warrant (valued at $83,000) to purchase 100,000 shares of our restricted common stock at $1.50 per share. The warrant vested immediately and is exercisable in its entirety beginning December 19, 2002. The warrant expires on December 19, 2004. We shipped our first SOI wafers to one of our customers in late January 2002 and have continued to ship SOI wafers to our customers since that time. Our agreement with SQI has permitted us to commence the manufacturing and marketing of SOI wafers using the technology we licensed from SEI, without incurring the significant cash investment we originally contemplated. During the year ended April 30, 2002, we recognized revenue of approximately $15,000 related to the sale of SOI wafers. We anticipate increasing our revenues from the sale of SOI wafers in fiscal 2003, however we can offer no assurance that this will come to fruition.

        SOI Business Operations.    Based on our market research, it appears to us that the use of SOI wafers is growing rapidly in three major markets:

  •
  integrated circuits,

  •
  MEMS manufacturing, and

  •
  micro-optical chips for fiber-optic network devices.

Chip designers are relentlessly driven by the marketplace to seek innovative ways to improve device performance in three key areas:

  •
  speed,

  •
  power consumption, and

  •
  size.

        Based on our review, it appears that the SOI technology enables circuit designers to improve device speed approximately 30%; and as the oxide provides a superior source of insulation, leakage current is reduced, providing an energy savings of better than 30%, as well as enabling circuits to be spaced on a finer pitch. SOI technology also provides a degree of radiation hardening to integrated circuits, thus improving circuit reliability and resistance to soft errors induced by background radiation sources. In MEMS and micro-optical device fabrication the use of SOI technology wafers significantly simplifies the manufacturing process. Our research also indicates that the use of isotopically-pure silicon-28 in the SOI wafer may further improve its performance, although our research on this point is continuing.

        In May 2002, Isonics announced that it had delivered silicon-28 thin-film SOI wafers to a leading semiconductor manufacturer for evaluation. Isonics has not received the results of that evaluation process which is still underway. Because many of the potential customers for silicon-28 are evaluating thin-film SOI wafers for future products, we expect to continue to evaluate manufacturing technology for these wafers and work with other manufacturers in this field to deliver evaluation wafers incorporating silicon-28.

Recent Business Dispositions

        Sale of Chemotrade Leipzig GmbH.    On July 31, 2002, we sold our 75% interest in CTL to the 25% shareholder for 50,000 Euros. The transaction is effective May 1, 2002. As a result of the sale, we will receive 20,000 Euros (on August 10, 2002) and will receive the remaining 30,000 Euros in five equal monthly installments at the end of each month beginning August 31, 2002. CTL, which primarily resells oxygen-18, was recently notified that its current distribution agreement (which expires on December 31, 2002) would not be renewed. The loss of this agreement is significant as it accounts for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 is extremely uncertain. In conjunction with this disposition, Chemotrade is now free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of CTL. We recognized revenue and gross margin related to CTL of approximately $1,575,000 and $326,000, respectively for the year ended April 30, 2002. While we fully anticipate replacing the lost revenue and gross margin during the year ended April 30, 2003 with additional product sales to new and existing customers both domestically and in Europe, we can offer no assurances that this will come to fruition.

        Sale of Depleted Zinc Business.    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for $8.2 million, of which $6.7 million was paid on December 1, 1999. Disputes between Isonics and Eagle-Picher arose which were resolved in a settlement agreement on July 24, 2002. We received $2,500,000 as consideration for the settlement. See "Legal Proceedings".

        Reorganization and Subsequent Sale of International Process Research Corporation.    On April 30, 1998, we purchased all of the outstanding capital stock of International Process Research Corporation ("IPRC") from a previously unaffiliated corporation (Metallurgy International, Inc.). IPRC was a materials processing and contract research and development company. Through December 1, 1999, IPRC performed key steps in our depleted zinc manufacturing process. We acquired IPRC to assure future availability of this manufacturing technology (which we subsequently sold to Eagle-Picher), and to provide an infrastructure platform for performing value-added processing of other isotopes. IPRC had also jointly developed new, lower-cost technologies to enable its customers to better meet the various metallurgical and mineral processing needs. In connection with the acquisition, we issued 353,982 shares of our common stock (valued at $708,000) in exchange for all of the outstanding shares of IPRC. We accounted for the acquisition as a purchase.

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

        In January 2001, we acquired the patent rights related to the recovery and recycling of zinc processes from three unaffiliated parties. We issued a total of 75,000 shares of our common stock valued at $131,000 for these rights. On February 1, 2001, we sold IPRC and transferred the patent rights for the zinc recovery process to Interpro Zinc, LLC, a newly-formed entity owned by Dr. Robert H. Cuttriss, formerly president of IPRC, James E. Alexander, president, chief executive officer, and chairman of the board of directors of Isonics Corporation, and Boris Rubizhevsky, senior vice president and director of Isonics Corporation. Each of the three aforementioned individuals owns 25% of Interpro Zinc, LLC. Isonics Corporation owns the remaining 25%. Each individual contributed $100,000 to Interpro Zinc, LLC to continue the development of the zinc recovery technology. Interpro Zinc, LLC has informed us that they will be actively seeking further investment to continue their development and commercialization efforts.

        As a part of the February 1, 2001, transaction, Interpro Zinc, LLC assumed approximately $700,000 in liabilities associated with the operations of IPRC and agreed to indemnify us against any contingent liabilities related to the IPRC site in Golden.

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

Products

        Our revenues have historically derived from sales from a broad range of sources. The mix of our revenues has changed significantly during the past three years:

        In fiscal 2000, our revenues were generated from depleted zinc sales, oxygen-18 and other stable isotopes sales, radioisotopes sales, and from contract research and development activities. We sold our depleted zinc business in December 1999 and did not recognize any revenues from depleted zinc sales after that time.

        During fiscal 2001, our revenues were solely generated from sales of stable and radioactive isotopes because of the prior sale of the depleted zinc operations and the cessation by IPRC of its contract research and development activities.

        During fiscal 2002, our revenues were generated from sales of stable and radioactive isotopes and, commencing January 2002, from sales of SOI wafers.

        We are attempting to develop new product lines, which we expect to add to our revenue stream, but we do not expect any significant revenues from these new products during fiscal 2003. The following is a more specific discussion of our current products.

Isotopically-Pure Semiconductor Materials

        The majority of semiconductor devices built today use natural silicon as the starting material. Silicon has many desirable characteristics as compared to other semiconductor materials, and the semiconductor industry has invested billions of dollars to improve and optimize their manufacturing technologies for silicon-based devices. Devices fabricated on single crystal silicon have performance characteristics that are governed by the electrical and physical characteristics of silicon including:

  •
  carrier mobilities,

  •
  effective mass of the carriers,

  •
  energy band-gap,

  •
  electrical conductivity, and

  •
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

        Beginning with the Pentium®, Sparc®, and Alpha® microprocessors, heat sinks and fans became necessary to control the higher operating temperatures. According to the Semiconductor Industry

Association, when the microprocessor's power requirements exceed approximately 110 watts, heat sinks and fans will no longer be adequate and active cooling (refrigeration) will be required. Most of the major computer companies have already demonstrated cryogenically cooled computers that operate up to one-third faster than their conventionally cooled counterparts. These cryogenic cooling devices can cost upwards of $400 per microprocessor.

        A significant body of research, generated over the last twenty years, supports the thesis that isotopically-pure semiconductor materials have superior thermal conductivity properties compared to natural, multi-isotopic materials. We believe this solution (i.e., using isotopically-pure semiconductor materials to manage operating temperatures) is compatible with virtually every other heat management solution currently implemented or envisioned to date. Critically, it does not require changing a single device design or manufacturing process because isotopically-pure semiconductor materials are essentially chemically and physically identical to naturally-occurring semiconductor materials. For example, silicon has three naturally occurring stable isotopes:

  •
  silicon-28 (92% natural abundance),

  •
  silicon-29 (5% natural abundance), and

  •
  silicon-30 (3% natural abundance).

        By purifying silicon to 99.9% silicon-28, the thermal conductivity is improved 60% at room temperature and over 600% at -423 degrees Fahrenheit.

        In 1997, we began a program to introduce 99.9% isotopically-pure silicon-28 as a superior substitute to natural silicon for the manufacture of semiconductor devices. See "Research and Development." Our first efforts toward developing isotopically-pure semiconductors involved securing the intellectual property rights to commercialize silicon-28 and similar materials. These efforts culminated in our acquiring exclusive rights to two Yale University patents. See "Patents and Proprietary Rights."

        We then began acquiring sufficient quantities of pure silicon-28 to make epitaxial wafers. These wafers have been sold or given to numerous manufacturers and academic institutions to perform additional tests to validate previous findings and to confirm the ability of pure silicon-28 to substitute for natural silicon in their manufacturing processes. These tests support our belief that pure silicon-28 is not only a viable substitute material for natural silicon, but that the anticipated thermal conductivity property improvements are significant.

        To expand this testing, in July 2002 Isonics qualified Globitech Incorporated to produce silicon-28 epitaxial wafers using silicon-28 trichlorosilane. Globitech is an epitaxial wafer manufacturer located in Sherman, Texas. In addition to producing wafers for Isonics, we have agreed to work with Globitech to supply silicon-28 wafers to Globitech's customers, if demand develops.

        In August 2001, we entered into a marketing agreement with a major wafer manufacturer. We have since supplied silicon-28 trichlorosilane (which was produced in the United States) to this wafer producer for the manufacture of silicon-28 epitaxial wafers. These wafers are being supplied to interested customers worldwide for evaluation in a number of semiconductor devices. This agreement is critical in assuring that silicon-28 epitaxial wafers will be available to meet the increasingly stringent quality demands of the semiconductor industry. Any revenues generated under this agreement will be shared 50-50 with the wafer manufacturer.

        The next step in our development program is to make bulk wafers of pure silicon-28. The manufacture of bulk wafers requires substantially more material than we could economically acquire from our existing suppliers. We sought a domestic, economical supply of silicon-28 in a contract with Eagle-Picher which believed that its silicon isotope separation technology could supply the necessary silicon-28 to us. Eagle-Picher was not able to supply silicon-28, and disputes arose which were resolved in a settlement agreement on July 24, 2002. See "Legal Proceedings".

        We have identified other potential sources for supplying silicon-28, but those sources are not domestic. We have received silicon-28 samples from The Institute of Stable Isotopes ("ISI"), located in Tiblisi, Republic of Georgia. Our analysis indicates that the quality of the silicon-28 appears to meet our requirements, and we are attempting to obtain larger quantities for further testing. We are optimistic about the prospects for using silicon-28 or the related enrichment technology from this supplier to meet our needs. Although we need 200 kilograms of silicon-28 for our research and development activities, we have not yet placed an order for this quantity of silicon-28 because of a lack of available financing. At an expected cost of approximately $25.00 per gram, 200 kilograms would cost approximately $5.0 million.

        We anticipate very little revenue from silicon-28 based products in fiscal 2003, as we are still developing this business. Nonetheless, if we are able to complete our research and development efforts successfully and market silicon-28 based products, we could begin generating revenues in the second half of fiscal 2003 and in subsequent fiscal years.

We Supply Isotopes for Life Sciences Applications

        For the past several years, we have supplied stable isotopes in elemental and simple compound forms for use in life science applications. In 1998, we expanded our product offerings to include radioisotopes. We will continue selling our current stable and radioactive isotope products/services, develop new ones along similar lines and expand our offerings through vertical integration. From time to time we evaluate building additional isotope separation facilities in the United States or Western Europe. We currently do not have the capital to do so, but it is an important aspect of our stated strategic plans because we expect that it will reduce our reliance on foreign manufacturers and enhance our bottom line. In addition, we intend to expand our value-added manufacturing capabilities.

        Our existing and emerging life sciences products include isotopes used for a large number of purposes and can be categorized as follows:

  •
  isotopes used in biomedical research, particularly drug development

  •
  isotopes used in medical imaging and therapy; and

  •
  isotopes used in medical diagnostic and analytic equipment.

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

        Biomedical Research.    Stable and radioactive isotopes are used by researchers to investigate living systems, determine the chemical structure of important biological compounds, design new drugs and measure extremely low levels of environmental toxins. Known quantities of isotopes including carbon, nitrogen, hydrogen, oxygen, and other elements, are combined into thousands of different chemical compounds. These isotopes are then introduced into biological systems and tracked/measured using a variety of analytic tools. Our products are typically simple labeled-compounds that are used by our customers to synthesize more complex and higher-value compounds. Examples of existing and emerging applications for these products include:

          Drug Discovery by Screening.    Drugs have historically been designed using a screening process in which prior experience was employed to determine what chemicals might work to treat a condition, and then tests on subjects were performed. Traditionally, numerous aspects of the many phases of drug development have been carried out using radioisotope-labeled versions of promising compounds. The process starts with a very large number of candidate compounds, which are "screened" for their affect on a particular biochemical system. Promising compounds are then subjected to the follow-on phases of drug development and testing. We supply basic or "precursor" compounds labeled with radioisotopes, such as carbon-14 and phosphorous-33, to manufacturers who incorporate them into more complex radioisotope labeled compounds. These compounds are in turn employed in the pharmaceutical development processes mentioned above. The carbon-14 precursors are produced under contract by IUT, a company in which we hold a minority interest.

          Rational drug design.    In contrast with the "hit-or-miss" approach of screening-based drug discovery, today specialized instrumentation is routinely available to determine the chemical structure of large molecules, including the human proteins and enzymes that a drug is intended to affect. This approach is known as rational drug design. We believe that this new instrumentation, combined with sophisticated stable isotope-labeled compounds, will prove beneficial in determining the chemical structure of human proteins and enzymes. We believe rational drug design will require an increasing supply of stable isotopes. We market primarily simple compounds labeled with deuterium, carbon-13 and nitrogen-15 to our customers for this application.

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

        Medical Imaging and Therapy.    Radioisotopes have been used for years in the diagnosis and treatment of many medical conditions. The trend in these two areas has been towards increasingly more specific labeled compounds that, after labeling with the radioisotope and introduction into the patient, quickly concentrate at the disease site(s). In theory, the appropriate choices of chemical and radioisotope labels facilitate disease detection and stage determination, which improves therapy selection, administration and monitoring. The medical community is developing and testing several classes of chemical compounds ranging from monoclonal antibodies to peptides for use in the detection, and, eventually, the treatment of many diseases. The FDA has approved some of these for use.

        We currently supply stable isotopes of oxygen, thallium, zinc, cadmium, xenon, strontium, and many others that are routinely used in a variety of medical imaging and therapy applications. These are used in their enriched stable form, such as Xenon-129, or converted to a specific radioactive isotope in a cyclotron or nuclear reactor. We believe that the increased supply of new isotopes combined with the ongoing development of highly specific biochemical therapies represents a major growth opportunity in this market segment.

        The first two applications below represent a significant portion of our revenues this year and we believe they will continue to do so for several years to come. For the first application, we supply a stable isotope, which is converted by the customer to a radioactive isotope and used to detect cancer and other metabolic disorders. For the second, we supply the radioisotopes as radiochemicals for incorporation by the customer into cancer-fighting therapeutic devices. A third application, Diagnostic Breath Testing, is also included. This is an example of a stable isotope that remains stable and is incorporated into compounds, which are then used to detect the presence or absence of disease, dose drugs and monitor therapy.

          Positron Emission Tomography ("PET").    Although this powerful nuclear medicine imaging technology has been available for over 25 years, its complexity and cost until recently had relegated PET to a research role. Technology and infrastructure improvements have reduced the cost and complexity of performing PET studies. PET's unique ability to diagnose multiple metabolic abnormalities, particularly cancer, has resulted in recent approvals by the FDA and favorable reimbursement levels by Medicare, Medicaid, and third party insurers. Similar approvals are now common in Europe and parts of Asia though reimbursement levels vary. We believe PET studies are growing at rates of approximately 20 to 50% annually worldwide.

          Oxygen-18 is a rare stable isotope of oxygen. Oxygen-18 is used to produce fluorine-18, a radioisotope which is the source of the positrons tracked by the PET imaging equipment. Demand for oxygen-18 is currently greater than the supply. Although we do not produce oxygen-18 ourselves, we purchase and resell oxygen-18 to end users worldwide. In fiscal 1999, we introduced a novel program to recycle "used" oxygen-18; we believe that this program which allows our customers to benefit from the disposal of depleted oxygen-18 provides an economic advantage to our customers and provides a competitive advantage for us over our competitors.

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

          In brachytherapy, small sealed radioactive seeds are inserted directly into the tumor using a variety of minimally invasive surgical methods. The radioisotope, which is placed inside the seed, is selected and manufactured to ensure that only the cancerous tissue immediately adjacent to the implanted seed is irradiated. This minimizes the irradiation of nearby healthy tissue, a common adverse side effect that occurs with external beam radiotherapy. There are three primary criteria that govern the selection of the radioisotope to be implanted in the patient:

    •
    half-life,

    •
    type of radiation emitted, and

    •
    strength of the radiation emitted.

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

          Diagnostic Breath Tests (DBTs).    DBTs are a new class of non-invasive, diagnostic procedures gaining worldwide acceptance. DBTs use stable isotope labeled compounds to detect a wide range of human abnormalities, particularly digestive disorders such as ulcers. The FDA has approved one test and similar approvals exist in Europe. Demand for DBTs has increased as health care insurance providers have determined to include reimbursement in many health insurance plans. That demand, in turn, is expected to accelerate as regulatory approval is awarded in other countries. Many other tests based on the same principles as DBTs are in various stages of development worldwide. We have supplied small amounts of stable isotope raw material to companies developing DBT chemicals. While these sales are not currently a large source of revenues, we continue our sales and marketing efforts in order to monitor the development and direction of this potentially very large market.

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

        Medical equipment calibration is one of the largest markets for radioactive source standards. These medical devices are found in the nuclear medicine departments at thousands of hospitals around the world. The continued growth in the numbers and complexity of nuclear medicine imaging equipment, especially PET, ensure growth in the demand for these radioisotopes.

Distribution Method

        We operate sales offices in Columbia, Maryland and Düsseldorf, Germany. We also identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers. There are a limited number of suppliers in the isotope industry and, therefore, most customers are aware of the products and services we offer. Customers directly place the orders and we either ship directly to the customer through our sales offices or the product is shipped directly from the supplier. We use commercial courier services such as Federal Express and DHL to ship all products. Our manufacturer of SOI wafers, SQI, is responsible for packaging and shipping wafers to our customers.

Significant Customers

        At April 30, 2002, three customers accounted for approximately 37% of total net accounts receivable. Three customers (Perkin Elmer Life Sciences, Eastern Isotopes, and Reviss Ltd.) accounted for approximately 22%, 20% and 6%, respectively, of revenues for the 2002 fiscal year. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 36% and 11%, respectively, of the German segment's revenues for the 2002 fiscal year. Two customers accounted for approximately 37% of the German segment's accounts receivable at April 30, 2002.

        At April 30, 2001, five customers, accounted for approximately 50% of total net accounts receivable. Five customers (Perkin Elmer Life Sciences, Eastern Isotopes, Reviss Ltd., Commisariat and IPL) accounted for approximately 16%, 9%, 7%, 5% and 4%, respectively of revenues for the year ended April 30, 2001. Two customers (Perkin Elmer Life Sciences and Reviss Ltd) accounted for approximately 24% and 11%, respectively of the German segment's revenue for the year ended April 30, 2001. One of these customers accounted for approximately 23% of our German segment's accounts receivable at April 30, 2001.

        Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce, or delay the amount of isotope or other products ordered from us.

Research and Development

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. We will, in addition, continue funding research and development to improve technologies for isotope separation and materials processing technologies. During fiscal 2002 and fiscal 2001, research and development expenses were $423,000 and $1,134,000, respectively.

        In fiscal 2003, we expect to continue to focus our research and development efforts on the production of high chemical-purity silicon-28 silane gas, silicon-28 trichlorosilane and silicon-28 epitaxial wafers. In addition, we are focused on refining our processes associated with the production of SOI Wafers. This work is currently being performed at the SQI facilities. These research and development efforts continue the research and development we performed in fiscal 2002 and 2001.

        Through IPRC (which we owned 100% through January 31, 2001), we also performed research and development for the recovery and recycling of zinc from various sources such as scrap metals, including galvanized steel and brass, and electric arc furnace dust.

Silicon-28.

        To expand our capacity and to ensure product quality, we had planned to build our own silane gas facility in Golden, Colorado. We have postponed building this plant due to Eagle-Picher's inability to supply silicon-28. We will continue to use outside sources to perform processing as required for our needs until circumstances and financing warrant proceeding with this facility.

        In fiscal 2002, we entered into silicon-28 evaluation programs with two additional semiconductor manufacturers, one of which manufactures semiconductor power devices, and supplied silicon-28 epitaxial wafers to these manufacturers.

        In May 2001, we entered into a silicon-28 Joint Development program with Advanced Micro Devices ("AMD"), a major microprocessor manufacturer, whereby we supplied AMD with silicon-28 wafers. In fiscal 2002, we delivered a second lot of silicon-28 epitaxial wafers to AMD. AMD is using our products to make and rigorously test state-of-the-art microprocessors to accurately quantify the benefits of high thermal conductivity silicon-28 in this application. We expect to use the results of the testing program to find the proper balance between performance and cost. In addition to AMD, another major microprocessor manufacturer is currently evaluating silicon-28 epitaxial wafers that were delivered in September 2000. As of July 31, 2002 this testing is still ongoing and we have not received any results.

        In fiscal 2001, we delivered a second lot of epitaxial wafers to Cypress Semiconductor, and we also sold a small quantity of silicon-28 epitaxial wafers to two Japanese semiconductor manufacturers for their evaluation.

        In fiscal 2001, we entered into two new research programs at universities;

  •
  The University of Texas (Austin) will evaluate the use of silicon-28 epitaxial wafers as substrates for SiGe:C based transistors, and

  •
  The University of California (Santa Cruz) will use silicon-28 epitaxial wafers to build novel thermoelectric coolers

        In fiscal 2000, we funded two new university research programs and participated in two others.

  •
  The first funded program is at Southern Methodist University, Dallas, Texas. The Southern Methodist University Program measured the thermal conductivity of silicon-28 thin films with various electrical dopants, and modeled the effect of epitaxial layer thickness on the temperature of silicon and gallium arsenide transistors. This program is essentially completed and the results will be published by SMU.

  •
  The second funded program was at North Carolina State University, Raleigh, North Carolina. The North Carolina State University Program modeled and built power semiconductor devices and determined the effect of silicon-28 epitaxial layers on the device's temperature distribution. This program has been completed, and the unpublished results indicate that significantly smaller leakage currents were found in diodes built on silicon-28 wafers, as compared to natural silicon wafers, indicating that lower temperatures were achieved due to the thin silicon-28 epitaxial layers.

  •
  Innovations for High Performance Microelectronics (IHP), a German research organization, is evaluating silicon-28 epitaxial wafers in their SiGe:C technology being developed for wireless telecommunications applications. This program is still underway, although the principal scientist has

  •
  left IHP to take a position at another institution.

  •
  DIMES, a research organization associated with Delft University in the Netherlands is evaluating silicon-28 SOI wafers to determine if improved cooling can be accomplished. This program is still underway.

        Additionally, in fiscal 2000, we entered into a Cooperative Research & Development Agreement with Lawrence Berkeley Laboratory in Berkeley, California, to study the properties of various silicon isotopes. This agreement is part of a U.S. Department of Energy program to apply Russian nuclear weapons technology to commercial applications. Delays within the Department of Energy pushed the start of this program to our fiscal year 2002. The first delivery of silicon isotopes occurred in December 2001.

        We also supplied silicon-28 silane gas to ATMI, Inc. in Danbury, Connecticut, and will participate in their Office of Naval Research funded program to investigate isotopically-pure silicon carbide. Initial data from this program have shown an improvement in the thermal conductivity of isotopically pure silicon carbide epitaxial layers. This is the first data that we are aware of that has shown improvement in an isotopically modified compound semiconductor. This program is still underway and several interim reports have been written.

        During fiscal 1999, we signed a joint research and development agreement with Silex Systems, Ltd. The agreement calls for Silex to partially fund some of our development activities and for Silex to assess the feasibility of building a silicon isotope separation plant using Silex's patented laser isotope separation process. This agreement reflects our effort to ensure a large supply of silicon isotopes at a reasonable cost to support the large-scale manufacture of isotopically-pure silicon wafers. According to Silex, in 2001 they started a stable isotope separation program that includes silicon.

        The adoption of silicon-28 by semiconductor manufacturers will depend on the outcome of the evaluations underway. Even though silicon-28 is a one-for-one substitution for normal silicon, semiconductor companies are very conservative about changing anything in their manufacturing processes, for fear that their yields will suffer. Typically the testing sequence at these companies is:

          1)    A detailed analysis of the silicon-28 wafers to make sure that they are equivalent to standard wafers and that their is no risk of contamination to the semiconductor fabrication facility or other wafers in process,

          2)    Manufacture and testing of test transistors to ensure that the electrical parameters are unchanged,

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

        This is a very time consuming process. While several companies are well into the evaluation process, we do not expect the introduction of products based on silicon-28 wafers in our fiscal year 2003, and therefore do not expect significant revenues from silicon-28 product sales in fiscal 2003.

Other Semiconductor Isotopes.

        In October 2001, we announced an agreement with Cermet, Inc., to research the properties of isotopically-pure zinc oxide. Zinc oxide single crystal wafers are possible substrates for gallium nitride thin film devices and could benefit from higher thermal conductivity. We supplied isotopically-pure zinc oxide which Cermet used to produce single crystal wafers using their proprietary process. The chemical purity of the initial material we provided was not equal to Cermet's standard zinc oxide, and higher purity material will have to be made in order to determine the effectiveness of isotopic enrichment. This research and development program is expected to take an additional twelve to eighteen months to complete.

        We have an oral agreement with Voltaix, Inc. of North Branch, New Jersey to act as a distributor of our products for the ion implantation industry. The first product sold in accordance with the Voltaix agreement is silicon tetrafluoride enriched in the silicon-29 isotope. This isotopically enriched material allows higher beam currents and higher productivity than the natural silicon tetrafluoride currently used in the gallium arsenide industry today. Due to the high price for this product from our current suppliers, there has not been much demand from industry.

        In October 2000, we announced a Joint Development Agreement with Epichem Inc., to commercialize isotopically pure gallium for the semiconductor and opto-electronic industries. Research to date has focused on the use of trimethylgallium (TMG) as a feedstock for centrifugal separation of gallium. Trimethylgallium has been found to be extremely corrosive to the normal materials of centrifuge construction, and the project has been expanded to consider exotic materials as well as other chemical forms of gallium that may be more suitable. This project is ongoing.

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

Patents and Proprietary Rights

        We rely primarily on a combination of patents and patent applications, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology, or intellectual property. See "Risk Factors."

        We currently have no patents in our own name, although we have filed several patent applications. We have rights to several isotopically engineered innovations regarding electronic and optical materials, which we believe may be patentable. Ongoing work in the area of isotope separation by chemical means (which is currently being performed by outside entities) may also lead to patentable inventions.

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

Competition

        Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than us. Some of our competitors may form partnerships or alliances with large pharmaceutical or electronics companies, with the resulting entity possessing greater market strength than we have. We face competition relative to many of our products, including:

Isotopes for Life Sciences

        Our company does not produce stable or radioactive isotopes for use in the Life Sciences applications mentioned here. Instead, we distribute products made for us by a variety of producers in Russia, other countries of the former Soviet Union, Europe and North America. In many case, the company has long-term, exclusive supply relationships in place with producers. In others, we have the advantage of relationships that have developed over upwards of 25 years.

        Competitors for stable isotopes fall into two categories—other producers and other distributors. Our primary competition from other producers comes from the other manufacturers of oxygen-18—Rotem, Isotec (Sigma Aldrich), CIL and Marshall Industries. To counter this, we have an exclusive five-year supply agreement in place with our producer. Our product is very high in quality and arguably the best in the world. We offer a very competitive and effective recycle program. As for competition with other distributors, our primary competition comes from Trace Sciences, a privately-held company in Canada with long-standing supply relationships with several stable isotope producers.

        Competitors for radioactive isotopes fall into three categories—bulk radiochemical producers, value-added labeled compound producers and other distributors. Our primary competition for bulk production comes from MDS Nordion in Canada. Most other bulk producers are government-owned or university-operated. They typically sell through distributors like Isonics. We have either an exclusive supply agreement or long-standing supply relationships with many of these organizations. In the segment of value-added producers, we have a narrow product line with an exclusive, three-way supply agreement between Chemotrade, IUT and Perkin Elmer Life Sciences (the largest user of this product line). As for competition with other distributors, the primary competitor, Tenex, is also our supply partner. While Tenex let lapse all of its exclusive supply agreements (agency agreements) with distributors on December 31, 2001, we still have an excellent relationship with Tenex and many of its senior personnel.

Semiconductor Materials.

        Silicon-28.    Although we have not yet identified significant competitors, numerous companies in the United States and throughout the world are currently manufacturing semiconductor materials and are working to improve the thermal conductivity and other beneficial characteristics of semiconductor materials. Many of these companies may be larger than Isonics and have significantly greater financial resources at their disposal. Given the size and importance of these potential markets, we anticipate that substantial competition will emerge as the markets develop.

        SOI Wafers.    There are several competitors in the thick-film SOI wafer business, many of which are larger than Isonics and have significant financial resources as compared to Isonics. Analog Devices, Okmetic and SEH-Japan are our most significant competitors.

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

        To date, we have only been able to obtain limited quantities of silicon-28 for use in manufacturing epitaxial wafers. We believe that we will be able to obtain adequate supplies of silicon-28, but we are unable to commit to the suppliers because of our lack of working capital. We do not anticipate that Eagle-Picher will be a source of supply of silicon-28 to us even if they resolve their technical problems and are able to produce the product.

        We have historically depended on a limited number of suppliers and processors for most of our manufacturing processes. Currently, we are depending on SQI for manufacturing our SOI wafers. SQI is operating pursuant to an alliance agreement whereby they have agreed to manufacture and supply SOI wafers to Isonics on an exclusive basis.

        Except for the agreements with our supplier of oxygen-18 in Russia and SQI, we do not have any written agreements with our suppliers and processors. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse, affect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers.

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

        We rely predominantly on Russian and U.S. freight carriers to handle and deliver all our shipments, and utilize domestic overnight courier services for shipments to our customers. These carriers must comply with Department of Transportation and State regulations pertaining to hazardous chemicals and hazardous waste disposal. These shipments are stored in an area of the facility designated for such materials. We believe we are in compliance, in all material respects, with applicable federal and state environmental regulatory requirements.

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

Product Liability and Insurance

        Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew product liability insurance (which currently expires April 30, 2003) in order to protect ourselves from such potential exposures, however there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, and at an acceptable cost. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions.

Employees

        As of July 31, 2002, we had 11 full and part-time employees. Six of our employees have Ph.D.s in scientific or engineering disciplines. Approximately three employees are involved in research and product development, two in sourcing, and six in business development and administration. An employee's responsibilities may also encompass areas other than his or her primary area of responsibility. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

        We relocated our headquarters to Golden, Colorado in December 1998, into facilities leased by IPRC. IPRC's lease expired in June 2002, however they are in the process of obtaining a formal extension. Following the sale of IPRC to Interpro Zinc, LLC in February 2001, we entered into a cooperation agreement with Interpro Zinc, LLC that allows us to continue leasing office, laboratory, and storage space through December 31, 2001 at a rate of $2,500 per month. Effective January 1, 2002, we extended this arrangement on a month-to-month basis for $4,000 per month.

        We lease 1,750 square feet of office space in Columbia, Maryland that expires December 1, 2003. Chemotrade leases office space in Düsseldorf, Germany that expires June 15, 2004. IUT leases production and administration facilities in Berlin, Germany.

ITEM 3. LEGAL PROCEEDINGS

        During the fiscal year ended April 30, 2002, and subsequently, we were involved in an arbitration matter before the American Arbitration Association in Dallas, Texas (the "AAA") involving our dispute with Eagle-Picher. We filed this arbitration demand on March 26, 2001, and Eagle-Picher filed a competing claim. These competing claims were consolidated into a single proceeding (No. 71Y1980017501) before the AAA. We resolved this dispute on July 24, 2002, before the hearing commenced. Eagle-Picher paid Isonics $2,500,000 as consideration for the settlement ($2,140,000 net of the contingency portion of our legal fees). Neither Isonics nor Eagle-Picher acknowledged fault or liability in connection with the arbitration or with respect to any of the transactions that were the subject of the arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not hold a meeting of our shareholders during the fourth quarter of the fiscal year ended April 30, 2002. We did hold a meeting of our shareholders on November 13, 2001 which was reported in a current report on Form 8-K of the same date.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)  Market Information. On September 22, 1997, our Units (consisting of one share of common stock and one Class A warrant) started trading on the Over The Counter (OTC) Bulletin Board under the symbol ISONU. In October 1997, we unbundled the Units and the common stock and Class A warrants commenced trading on the OTC Bulletin Board. Our Class A warrants expired by their terms on September 21, 2001. Currently the trading symbols for our outstanding securities are as follows:

Common Stock	"ISON"
Class B Warrants	"ISONL"
Class C Warrants	"ISONZ"

        The common stock is quoted on the Nasdaq SmallCap Market. As of July 26, 2002, we have outstanding 202,500 Class C warrants, 430,110 registered Class B warrants, as well as 1,350,000 restricted Class B warrants. The Class B warrants and the Class C warrants are quoted on the Nasdaq SmallCap Market.

        The following table sets forth the high and low bid prices for the common stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) from May 1, 2000 through April 30, 2002, as reported by OTC Bulletin Board, and beginning July 13, 2000, by the Nasdaq SmallCap Market.

Quarter Ended July 31, 2002 (through July 26, 2002)
Common Stock (ISON)
High	$1.25
Low	$.96
	Quarter Ended
2002 fiscal year	July 31, 2001	Oct. 31, 2001	Jan. 31, 2002	April 30, 2002
Common Stock (ISON)
High	$1.85	$1.49	$1.18	$1.25
Low	$1.14	$.77	$0.97	$1.10
	Quarter Ended
2001 fiscal year	July 31, 2000	Oct. 31, 2000	Jan. 31, 2001	April 30, 2001
Common Stock (ISON)
High	$7.06	$4.00	$2.63	$1.63
Low	$3.38	$1.44	$1.06	$0.81

        (b)  Shareholders and Dividends. As of April 30, 2002, there were approximately 82 holders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

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

        (c)  Securities Authorized for Issuance Under Equity Compensation Plans. The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the fiscal year ending April 30, 2002.

	Equity Compensation Plan Information(1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,568,473	$1.69	1,603,658
Equity compensation plans not approved by security holders	0	$0	0
Total	1,568,473	$1.69	1,603,658

(1)
This does not include options held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

        (d)  Recent Sales of Unregistered Securities—Item 701 Disclosure. The following sets forth information regarding sales of unregistered securities within the past three years as required by Item 701 of Regulation S-B.

        1.    Employee Offerings.

        (a)  Securities Sold. During the past three years, we have issued shares of common stock, and options to purchase shares of common stock pursuant to our existing employee benefit plans. These employee benefit plans (all of which have been approved by our shareholders) are as follows:

          1996 Stock Option Plan which has been terminated, but as to which, there are options outstanding.

          1996 Executives' Equity Incentive Plan (the "Executives' Plan") authorizes the grant of options to purchase 2,000,000 shares of common stock. The most recent increase in the number of shares authorized for issuance under the plan was approved by the shareholders in November 2001.

          1996 Equity Incentive Plan (the "Employees' Plan") authorizes the grant of options to purchase 1,000,000 shares of common stock. The most recent increase in the number of shares authorized for issuance under the plan was approved by the shareholders in November 2001.

          1998 Employee Stock Purchase Plan (the "Stock Purchase Plan") authorized employee purchase of up to 200,000 shares of common stock. The shareholders approved this plan in in October 1998.

        As of April 30, 2002, options to purchase a total of 929,062 shares, 110,642 shares, and 358,769 shares respectively, were outstanding under the Executives' Plan, Employees' Plan, and 1996 Stock Option Plan, and options to purchase 773,480, 830,178, and 0 shares, respectively, remained available for grant.

        During the past three years, we have not issued options and stock bonuses to our employees outside of our existing employee benefit plans.

        (b)  Names of Principal Underwriters. None

        (c)  Consideration Received. The stock options and bonuses issued outside of our employee benefit plans were, for the most part, issued in consideration of services rendered and did not (therefore) involve the offer or sale of securities. In some cases they were issued to induce the performance of services in the future.

        (d)  Exemption Claimed. Many of the securities referred to in this section were not offered or sold in a manner that constituted a "sale" of securities as that term is defined in Section 2(a)(3) of the Securities Act. Where a "sale" occurred, the transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933 or Rule 701.

        (e)  Not applicable.

        (f)    Use of Proceeds. Where proceeds were received, the proceeds were and will be utilized for working capital purposes.

        2.    Investor Relations Services, Inc. Effective July 1, 2002, we paid 250,000 shares of our restricted common stock as consideration for consulting services consisting of financial advisory, strategic business planning and investor and public relations to be provided by Investor Relations Services, Inc.("IRSI"), New Smyrna Beach, Florida. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was completed effective July 1, 2002. We issued 250,000 shares of our restricted common stock to IRSI.

          (b)  The transaction occurred without the use of any underwriters or finders. The only person who received securities from us in this transaction was IRSI.

          (c)  The restricted common stock was not sold for cash. As described above, we issued the common stock in consideration for consulting services being provided by IRSI through December 31, 2002.

          (d)  We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than two months. We provided IRSI with disclosure of all aspects of our business, including providing IRSI and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of IRSI obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)  There are no conversion rights or exchange rights associated with the common stock.

          (f)    We have not received any proceeds from the issuance of the restricted common stock to IRSI and, therefore, we have no use of proceeds.

        3.    vFinance Investments, Inc. On June 10, 2002, we entered into an agreement with vFinance Investments, Inc. ("vFinance"), of Boca Raton, Florida, a member of the National Association of Securities Dealers, Inc. The agreement provided for the issuance to vFinance of 25,000 shares of common stock and a warrant to purchase 200,000 shares of common stock in exchange for vFinance's agreement to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective June 10, 2002. We issued 25,000 shares of restricted common stock and a warrant to acquire 200,000 shares of common stock.

          (b)  No underwriters were involved in the transaction. The only entities who received securities from us in this transaction was vFinance, although vFinance transferred its right to a portion of those shares to persons who are directors or executive officers of vFinance.

          (c)  The securities were not sold for cash. The securities were issued to vFinance as part of the consideration for vFinance entering into the agreement and providing the services thereunder.

          (d)  The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided vFinance with disclosure of all aspects of our business, including providing vFinance and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of vFinance obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)  There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable to purchase shares of common stock of Isonics until June 10, 2006 at $2.32 per share.

          (f)    We received no proceeds from the issuance of these shares and, therefore, we have no use of proceeds.

        4.    Convertible Loan. Effective March 20, 2002, we borrowed $1,000,000 from five persons who are accredited investors. In exchange for the loan, we issued our Series 2002A 4% Convertible Promissory Notes due March 1, 2003 to these persons. We have the ability to repay the principal amount of these notes in cash or in shares of our common stock (at $1.00 per share) if the shares are registered. To the extent that we repay the notes in cash, we are obligated to issue warrants to the holder entitling them to purchase shares of our common stock at $1.00 per share for each $1.00 of cash repayment. Each note is convertible into shares of our common stock at $1.00 per share, and various obligations of the notes are guaranteed by James E. Alexander (our president) and Boris Rubizhevsky (our senior vice president). They each pledged 500,000 shares of our common stock they own to secure these obligations (a total of 1,000,000 shares). We filed and obtained effectiveness for a Form S-3 registration statement for the benefit of the lenders as selling securityholders. We also issued each lender a warrant to acquire one share of our restricted common stock for each $5.00 loaned to us and we issued to our president and our senior vice president a warrant to acquire 100,000 shares of common stock each. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was completed March 20, 2002. We issued $1,000,000 of convertible 4% promissory notes, warrants to purchase 200,000 shares to five accredited investors and warrants to purchase 200,000 shares to our president and senior vice president.

          (b)  The transaction occurred using vFinance, as an underwriter. We paid them a 10% commission ($100,000) and warrants to purchase 100,000 shares at $1.25 per share, exercisable until March 20, 2005. vFinance assigned a portion of these warrants to certain of its directors and executive officers.

          (c)  The convertible notes and the warrants were issued to the lenders in exchange for a total of $1,000,000 in cash.

          (d)  We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the lenders with disclosure of all aspects of our business, including providing the lenders with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and each of the lenders obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities.

          (e)  The notes are convertible at the holders' option into shares of our common stock at $1.00 per share (subject to certain dilution adjustment provisions). The warrants to the accredited investors are exercisable to purchase shares of common stock of Isonics until March 20, 2005 at $1.25 per share. The warrants to our president and senior vice president are exercisable to purchase shares of common stock of Isonics until March 20, 2007 at $1.25 per share.

          (f)    We received a net of approximately $890,000 from the escrow arrangement by which we completed the transaction. We intend to use the proceeds of the loan transaction primarily to finance Isonics' silicon-on-insulator operations, to pay our expenses of the transaction (approximately $60,000), to repay some past-due expenses (including salaries to officers of approximately $120,000), and for general working capital.

        5.    HS-Consult GmbH. On January 1, 2002, we entered into an agreement with HS-Consult GmbH ("HS-Consult") by which HS-Consult agreed to assist Chemotrade in buying and selling isotope products. This agreement included a cash payment and the issuance of warrants to acquire shares of our restricted common stock. HS-Consult is a German company, and the principals of HS-Consult include Herbert Hegener, formerly an executive officer of Chemotrade and a significant employee of Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective January 1, 2002. We issued a warrant to acquire 50,000 shares of our restricted common stock.

          (b)  No underwriters were involved in the transaction. The only entity that received securities from us in this transaction was a German entity, HS-Consult.

          (c)  The securities were not sold for cash. The warrants were issued to HS-Consult as part of the consideration for HS-Consult providing services to Chemotrade.

          (d)  The issuance of the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933 and Regulation S inasmuch as HS-Consult is not a US Person. We did not engage in any public advertising or general solicitation in connection with this transaction. HS-Consult had disclosure of all aspects of our business at the time it entered into the agreement with us, including our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management of HS-Consult obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)  There are no conversion rights or exchange rights associated with the warrants. The warrants are exercisable to purchase shares of common stock of Isonics until December 31, 2004, at $1.20 per share.

          (f)    Isonics received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

        6.    vFinance Investments, Inc. In January 2002, we entered into a Management and Investment Banking Agreement with vFinance. The investment banking agreement provided for the issuance to vFinance of warrants to purchase 50,000 shares of common stock at $1.50 per share, and a fee of $5,000 per month in exchange for vFinance's agreement to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective March 22, 2002. We issued a warrant to acquire 50,000 shares of its common stock.

          (b)  No underwriters were involved in the transaction. The only entities who received securities from us in this transaction was vFinance and certain directors and executive officers of vFinance (who received the warrants by assignment from vFinance).

          (c)  The securities were not sold for cash. The securities were issued to vFinance as part of the consideration for vFinance entering into the investment banking agreement and providing the services thereunder.

          (d)  The issuance of the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided vFinance with disclosure of all aspects of our business, including providing vFinance and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of vFinance obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)  There are no conversion rights or exchange rights associated with the warrants. The warrants are exercisable to purchase shares of common stock of Isonics until March 20, 2005 at $1.50 per share.

          (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

        7.    Investor Relations Services, Inc. Effective December 18, 2001, we paid 500,000 shares of our restricted common stock as consideration for consulting services consisting of financial advisory, strategic business planning and investor and public relations to be provided by IRSI, New Smyrna Beach, Florida. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was completed effective December 18, 2001. We issued 500,000 shares of our restricted common stock to IRSI.

          (b)  The transaction occurred without the use of any underwriters or finders. The only person who received securities from us in this transaction was IRSI.

          (c)  The restricted common stock was not sold for cash. As described above, we issued the common stock in consideration for consulting services being provided by IRSI through December 31, 2002.

          (d)  We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than two months. We provided IRSI with disclosure of all aspects of our business, including providing IRSI and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of IRSI obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)  There are no conversion rights or exchange rights associated with the common stock.

          (f)    We have not received any proceeds from the issuance of the restricted common stock to Investor Relations Services and, therefore, we have no use of proceeds.

        8.    Silicon Evolution, Inc. Effective November 13, 2001, we issued 500,000 shares of our restricted common stock to SEI in exchange for 500,000 shares of our Series B Convertible Preferred Stock (the "Series B Stock") previously issued to SEI as reported in our Form 8-K reporting an event of September 14, 2001. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was completed effective November 13, 2001. We issued 500,000 shares of our restricted common stock to SEI.

          (b)  The transaction occurred without the use of any underwriters or finders. The only person who received securities from us in this transaction was SEI.

          (c)  The restricted common stock was not sold for cash. As described above, we issued the common stock in conversion of the Series B Stock.

          (d)  We relied on the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933 for this transaction. Furthermore, inasmuch as the conversion occurred automatically, with no discretion on the part of SEI, the transaction did not constitute a "sale" of securities as the term "sale" is defined in Section 2(a)(3) of the 1933 Act. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than two months. We had previously provided SEI with disclosure of all aspects of our business, including providing SEI and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of SEI obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the license agreement.

          (e)  There are no conversion rights or exchange rights associated with the common stock.

          (f)    We have not received any proceeds from the issuance of the restricted common stock to SEI and, therefore, we have no use of proceeds.

        9.    Silicon Quest International, Inc. Effective December 19, 2001, we issued warrants to purchase 100,000 shares of our restricted common stock as consideration for SQI entering into an alliance with Isonics for the manufacturing, marketing and sales of SOI wafers with SQI. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective December 19, 2001. We issued 100,000 common stock purchase warrants.

          (b)  No underwriters were involved in the transaction. The only person who received securities from us in this transaction was SQI.

          (c)  The securities were not sold for cash. The securities were issued to SQI as consideration for SQI entering into a letter of intent with Isonics to form an alliance for the manufacturing, marketing and sale of SOI wafers.

          (d)  The issuance of the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than six weeks. We provided SQI with disclosure of all aspects of our business, including providing SQI and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of SQI obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the alliance agreement.

          (e)  There are no conversion rights or exchange rights associated with the warrants. The warrants are exercisable one year after the issuance date to purchase shares of common stock of Isonics until December 19, 2004 at $1.50 per share.

          (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

        10.  Brean Murray & Co. Effective December 11, 2001, we issued warrants to purchase 100,000 shares of our restricted common stock as consideration for Brean Murray & Co ("Brean Murray"). entering into an agreement with Isonics for investment banking and strategic advisory services. We cancelled this agreement (including the 100,000 common stock warrants) in late January 2002. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective December 11, 2001. We issued and subsequently cancelled 100,000 common stock warrants.

          (b)  No underwriters were involved in the transaction. The only person who received securities from us in this transaction was Brean Murray.

          (c)  The securities were not sold for cash. The securities were issued to Brean Murray as partial consideration for Brean Murray entering into an agreement to provide investment banking and strategic advisory services to Isonics.

          (d)  The issuance of the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than six weeks. We provided Brean Murray with disclosure of all aspects of our business, including providing Brean Murray and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of Brean Murray obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)  There are no conversion rights or exchange rights associated with the warrants except for the "cashless exercise" provision described below. The warrants are exercisable to purchase shares of common stock of Isonics until December 2006 at $1.50 per share. The warrant agreement does provide for a "cashless exercise" of the warrants and, therefore, Isonics may not receive cash proceeds should the holder exercise the warrants pursuant to this cashless exercise provision. The warrants were subsequently cancelled in January 2002.

          (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

        11.  Wells Investment Group. Effective October 15, 2001, we issued warrants to purchase 50,000 shares of our restricted common stock as consideration for Wells Investment Group ("WIG") entering into a consulting agreement with Isonics to perform certain due diligence and other services in connection with possible third party investment. WIG is owned and controlled by Larry G. Wells, a director of Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective October 15, 2001. We issued 50,000 common stock warrants.

          (b)  No underwriters were involved in the transaction. The only person who received securities from us in this transaction was WIG.

          (c)  The securities were not sold for cash. The securities were issued to WIG as partial consideration for Wells Investment Group entering into a consulting agreement with Isonics to perform certain due diligence and other services in connection with possible third party investment.

          (d)  The issuance of the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than six weeks. We provided WIG with disclosure of all aspects of our business, including providing WIG and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of WIG obtained all information regarding Isonics they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities in exchange for services to be provided. In addition, WIG is controlled by Larry G. Wells, a director of Isonics.

          (e)  There are no conversion rights or exchange rights associated with the warrants except for the "cashless exercise" provision described below. The warrants are exercisable to purchase shares of common stock of Isonics until October 15, 2005 at $1.50 per share. The warrant agreement does provide for a "cashless exercise" of the warrants and, therefore, Isonics may not receive cash proceeds should the holder exercise the warrants pursuant to this cashless exercise provision.

          (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

        12.  Issuance In Exchange for Patent Rights. During January 2001, we paid 75,000 shares of our restricted common stock as consideration for patent rights from three non-U.S. persons. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was completed during January 2001. We issued 75,000 shares of our restricted common stock to three persons who are not citizens or residents of the United States.

          (b)  The transaction occurred without the use of any underwriters or finders. The only person who received securities from us in this transaction were the three non-U.S. persons.

          (c)  The restricted common stock was not sold for cash. As described above, we issued the common stock in consideration for certain patent rights for processes for the recovery and recycling of zinc. The patent rights were valued at $131,000. On February 1, 2001, we sold IPRC and transferred the patent rights to Interpro Zinc, LLC (See "Reorganization and Subsequent Sale of International Process Research Corporation").

          (d)  We relied on the exemption from registration provided by Sections 4(2) under the Securities Act of 1933 for this transaction, as well as Regulation S for offshore transactions. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than six months with each of the three non-U.S. persons. We provided each of the vendors of the patent rights with disclosure of all aspects of our business, including providing them with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the vendors of the patent rights obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the respective patent rights.

          (e)  There are no conversion rights or exchange rights associated with the common stock.

          (f)    We did not receive any proceeds from the issuance of the restricted common stock to the vendors and, therefore, we have no use of proceeds.

        13.  December 2000 Unit Issuance.

        (a)  Securities Sold. The sale, as described below, occurred on December 13, 2000. The securities sold as units consisted of one share of Common Stock and two Class B Redeemable Common Stock Warrants. The total number of units sold were 337,500, with the possibility that up to an additional 112,500 units might be issued based on future market conditions.

        (b)  Underwriters and other purchasers. No underwriters, agents, or placement agents participated in the private placement.

        (c)  Purchase Price. The Units were offered and sold to nine accredited investors for cash payments totaling $675,000 ($2.00 per unit). To the extent additional units are issued, the total price per unit will be reduced.

        (d)  Exemption Claimed. The transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933 for transactions not involving a public offering and for transactions with accredited investors only.

        (e)  Terms of Conversion or Exercise. The Class B Warrants are exercisable on the terms set forth herein.

        (f)    Use of Proceeds. Working capital purposes.

        14.  December 1999 Warrant Issuance.

        (a)  Securities Sold. The sale, as described below, occurred on December 1, 1999. The securities sold consists of one restricted warrant (A Warrant to purchase 4,000,000 shares of restricted Common Stock issued at an exercise price of $3.75 per share.

        (b)  Underwriters and other purchasers. No underwriters, agents, or placement agents participated in the private placement.

        (c)  Purchase Price. The warrant was issued to a single accredited investor as consideration for the purchase of 200 kilograms of silicon-28 pursuant to an Asset Purchase Agreement executed between Isonics and Eagle-Picher, an accredited investor.

        (d)  Exemption Claimed. The transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933.

        (e)  Terms of Conversion or Exercise. Terms of conversion or exercise are as follows:

          The Warrant granted to Eagle-Picher may be exercised to purchase 4,000,000 shares of restricted Common Stock issued on a warrant-for-share basis with Isonics Common Stock (subject to dilution adjustment) for a purchase price of $3.75 per share through the expiration date, May 30, 2003. On March 15, 2000, Eagle-Picher notified us of its exercise of the Warrant pursuant to a "net exercise" provision, which will result in Eagle-Picher acquiring 3,130,435 shares of our Common Stock. We issued the warrants to Eagle-Picher in consideration of its obligation to deliver 200 kilograms of silicon-28 to us. We canceled the shares on February 20, 2001. On July 24, 2002, we entered into an agreement with Eagle-Picher whereby we settled all disputes relating to the issuance of these shares and other matters. As a result of the settlement, no shares were ultimately issued to Eagle-Picher (See "Legal Proceedings").

        We also entered into a registration rights agreement relating to the shares of Common Stock underlying the Warrant.

        (f)    Use of Proceeds. We intend to use the 200 kilograms of silicon-28 from the issuance of the Warrant for the continued development and commercialization of silicon-28 wafers for the semiconductor industry.

        15.  July 1999 Private Placement.

        (a)  Securities Sold. The sale of securities, as described below, occurred on July 29, 1999. The securities sold include:

    (i)
    1,830,000 shares of restricted Series A Convertible Preferred Stock, created by filing an amended certificate of determination of preferences and rights (the "Certificate of Determination") with the California Secretary of State; and

    (ii)
    1,830,000 restricted warrants to purchase shares of restricted Common Stock issued on a warrant-for-share basis with the Series A Convertible Preferred Stock; and

    (iii)
    500,000 restricted warrants issued as a fee pursuant to an investment banking agreement

        (b)  Underwriters and other purchasers. No underwriters, agents, or placement agents participated in the private placement; and

    (i)
    1,500,000 Units (each Unit consisting of one share of Series A Convertible Preferred Stock and one warrant) were sold to accredited investors for cash; and

    (ii)
    330,000 Units were issued to accredited investors in settlement of debt obligations; and

    (iii)
    500,000 warrants were issued to a single accredited investor as compensation pursuant to an investment banking agreement.

        (c)  Offering Price. The Units were sold for a purchase price of $1.50 per Unit. The Units described in (b) (ii) above were sold for cash; the Units described in (b) (iii) above were issued in satisfaction of debt obligations.

        (d)  Exemption Claimed. The transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933, and Rule 506 of Regulation D thereunder.

        (e)  Terms of Conversion or Exercise. Terms of conversion or exercise are as follows:

    (i)
    The Series A Convertible Preferred Stock is convertible into shares of Common Stock on a share-for-share basis, subject to dilution adjustments. The Series A Convertible Preferred Stock is entitled to receive dividends on a share-for-share basis with the shares of Common Stock. The Series A Convertible Preferred Stock is entitled to a liquidation preference of $1.50 per share.

    (ii)
    The warrants are each exercisable to purchase a single share of Common Stock (subject to dilution adjustment) for a purchase price of $3.75 per share (subject to dilution adjustment) through the expiration date, July 29, 2002. These common stock warrants expired on July 29, 2002.

    (iii)
    We also entered into a registration rights agreement relating to the shares of Common Stock underlying the Series A Convertible Preferred Stock and the warrants, by which (subject to certain conditions) Isonics is required to register the underlying Common Stock on the request of the holders of 30% or more of the "registerable securities." Isonics is not obligated to obtain effectiveness for more than two such registration statements during the term of the registration rights agreement, which expires upon the unanimous consent of the holders and Isonics. In a registration statement on Form S-3, dated October 10, 2000, all of the shares of Common Stock underlying the Series A Convertible Preferred Stock and the warrants were registered.

        (f)    Use of Proceeds. We intend to use the cash proceeds from the sale of the Units for repayment of debt, working capital, and to finance the continued growth of operations including the continued development and commercialization of silicon-28 wafers for the semiconductor industry.

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

Results of Operations

        The following table sets forth operations data expressed as a percentage of revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended April 30,
	2002	2001
Revenues	100.0%	100.0%
Cost of revenues	75.8	77.3

Gross margin	24.2	22.7
Operating expenses:
Selling, general and administrative	54.7	59.6
Research and development	5.2	14.6
Goodwill impairment	12.6	—

Total operating expenses	72.5	74.2

Operating loss	(48.3)	(51.5)
Other income (expense), net	(.3)	(6.3)

Loss before income tax expense	(48.6)	(57.8)
Income tax expense	—	—

Net loss	(48.6)%	(57.8)%

Revenues

        Revenues increased from $7,789,000 for the year ended April 30, 2001 to $8,155,000 for the year ended April 30, 2002, an increase of $366,000 or 4.7%. The increase is due to a significant increase in domestic isotope product sales partially offset by a significant decrease in international isotope product sales. Included in revenues for the year ended April 30, 2002 were approximately $15,000 of semiconductor materials and products sales as compared to zero for the year ended April 30, 2001.

        Revenues from domestic isotope product sales for the year ended April 30, 2002 were $4,224,000, an increase of 62.3%, or $1,622,000, from $2,602,000 for the year ended April 30, 2001. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the year ended April 30, 2002.

        Revenues from international isotope product sales for the year ended April 30, 2002 were $3,916,000, a decrease of 24.5%, or $1,271,000, from $5,187,000 for the year ended April 30, 2001. The decrease was primarily the result of the acquisition of a major customer by one of our competitors during the second quarter of the year ended April 30, 2001 and several one-time transactions with governmental agencies during the year ended April 30, 2001.

        Included in Revenues from international isotope product sales for the year ended April 30, 2002 was approximately $1,575,000 of revenues from CTL. Effective May 1, 2002 we sold our 75% interest in CTL to the 25% shareholder for 50,000 Euros. CTL, which primarily resells oxygen-18, was recently notified that its current distribution agreement (which expires on December 31, 2002) would not be renewed. The loss of this agreement is significant as it accounts for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 is extremely uncertain. In conjunction with this disposition, Chemotrade is now free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of CTL. While we fully anticipate replacing the lost revenue during the year ended April 2003 with additional product sales to new and existing customers both domestically and in Europe, we can offer no assurances that this will come to fruition (see "Recent Business Dispositions").

        Although we commenced our SOI business on a limited basis during the year ended April 30, 2002, there are still several additional items that need to be resolved, including the refining of our processes and procedures and obtaining certification from our future customers before we will be able to operate our SOI business on a full scale basis. Additionally, if we aren't able to extend our working agreement with SQI, we may be required to raise funds in order to construct our own manufacturing facilities. While we anticipate being able to produce SOI wafers on a full-scale basis, we can offer no assurance that we will be able to complete the steps necessary in order to do so.

        We do not anticipate significant revenues from sales of silicon-28 based products in fiscal 2003. We are collaborating with academia and industry to evaluate the benefits of isotopically- pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance micro-processor segment of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

        Gross margin for the year ended April 30, 2002 was $1,973,000, an increase of 11.5%, or $203,000, from $1,770,000 for the year ended April 30, 2001. On a percentage of revenues basis, gross margin increased 1.5 percentage points to 24.2%, for the year ended April 30, 2002, from 22.7%, for the year ended April 30, 2001. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in international lower margin isotope sales. The percentage of revenues increase is due to the combination of an increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales.

        Included in gross margin for the year ended April 30, 2002 was approximately $326,000 of gross margin from CTL. While we fully anticipate replacing the lost gross margin from the sale of CTL during the year ended April 30, 2003 with additional product sales, at a higher gross margin percentage, to both new and existing customers, both domestically and in Europe, we can offer no assurances that this will come to fruition (see "Recent Business Dispositions").

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $182,000, to $4,463,000 for the year ended April 30, 2002, from $4,645,000 for the year ended April 30, 2001. On a percentage of revenues basis, selling, general and administrative expenses decreased to 54.7%, for the year ended April 30, 2002, from 59.6%, for the year ended April 30, 2001. The dollar decrease is primarily attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of our subsidiary IPRC, effective February 1, 2001 partially offset by the increased usage of consulting services related to the issuance of common stock to IRSI (See "Recent Sales of Unregistered Securities—Item 701 Disclosure") and the fair market value of common stock warrants issued for services. Included in selling, general and administrative expenses for the year ended April 30, 2001 was a $270,000 expense to remediate the Golden, Colorado facility that was leased by Isonics. The lease and related remediation liability were assumed by the buyer of IPRC effective February 1, 2001. The percentage decrease is also attributable to reduced corporate usage of professional services including legal, business development and accounting services and reduced salaries, headcount and other related expenses due to the sale of our subsidiary IPRC, and an increase in revenues partially offset by the increased usage of consulting services related to the issuance of common stock to IRSI and the fair market value of common stock warrants issued for services.

Goodwill Impairment

        The dynamics of Chemotrade's business changed throughout the year ended April 30, 2002, including the realization in the fourth quarter that we would be unable to renew a major sales contract that expires December 31, 2002, the retirement of two key members of management and an evolving change in our current and future product mix. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the acquisition of Chemotrade. We revised our projections and determined that the projected results would not fully support the future amortization of the goodwill balance. In accordance with our policy, we assessed the recoverability of goodwill using a discounted cash flow projection over the next six years, at a risk-adjusted rate of 12%. The six-year time horizon represents our best estimate of Chemotrade's future cash flows given current planned operating conditions. Based on this projection, the cumulative cash flow was insufficient to fully recover the goodwill and fixed asset balance. As a result, we determined that assets with a carrying value of $2,881,000 were impaired, resulting in a write-down of goodwill of $1,025,000 to its fair value.

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

        Research and development expenses decreased $711,000, to $423,000, for the year ended April 30, 2002, from $1,134,000, for the year ended April 30, 2001. On a percentage of revenues basis, research and development expenses decreased to 5.2% for the year ended April 30, 2002, from 14.6%, for the year ended April 30, 2001. The dollar decrease is primarily related to decreased research and development expenses associated with the zinc recovery and recycling project. These expenses were incurred by IPRC, which was sold effective February 1, 2001. The percentage decrease is also attributable to the sale of our subsidiary and the increase in revenues.

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

Other income (expense), net

        Other income (expense), net includes interest income and expense, gains or losses on the sale of lines of businesses or subsidiaries, impairment write-downs related to contract research and development assets held by IPRC and foreign currency gains and losses. Other income (expense), net decreased $467,000, to ($22,000), for the year ended April 30, 2002, from ($489,000), for the year ended April 30, 2001. The decrease is primarily attributable to charges totaling $208,000 related to the contingent gain previously recognized on the sale of the depleted zinc business to Eagle-Picher, charges of $354,000 related to the write down of contract research and development assets of IPRC and foreign currency losses of $66,000 related to the translation of the German financial statements of Chemotrade to US dollars partially offset by recognizing a $59,000 gain on the sale of IPRC during the year ended April 30, 2001. During the year ended April 30, 2002 we realized a gain of $6,000 related to the translation of the German financial statements of Chemotrade to US dollars.

Income Taxes

        We currently operate at a loss and expect to operate at a loss until our SOI business and the products currently under development begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As a result, we have provided a valuation allowance against the deferred tax assets. In October 2001, we received approximately $362,000 resulting from a carry-back claim associated with the prior year taxable loss.

Net Loss

        We recognized a net loss of $3,960,000 for the year ended April 30, 2002, as compared to a net loss of $4,498,000 for the year ended April 30, 2001. Losses, as incurred during the year ended April 30, 2002, of this magnitude will likely continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

        Net income in future years will be dependent upon our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. During the year ended April 30, 2003, we anticipate expanding our SOI operations and generating additional revenues. However, because of our continuing research and development efforts on new products, we anticipate that the operations during the year ended April 30, 2003 will result in a loss unless we are able to increase our revenues from our existing products or generate additional sales from the new products we may develop.

Liquidity and Capital Resources

        Our working capital and liquidity have eroded significantly during the year ended April 30, 2002. Working capital decreased $543,000, to $1,066,000, at April 30, 2002, from $1,609,000, at April 30, 2001. Of that, approximately $773,000 of our working capital is in our German Subsidiary and is not available to pay our United States based creditors.

        Subsequent to year-end, our working capital increased significantly due to the resolution of our dispute with Eagle-Picher via the July 24, 2002 settlement agreement. As a result of the settlement, we received $2,500,000 ($2,140,000 net of the contingency portion of our legal fees) from Eagle-Picher although neither party acknowledged fault or liability in connection with the dispute (see "Legal Proceedings" and "Sale of Depleted Zinc Business—Dispute with Eagle-Picher").

        Our principal sources of funding have been from the issuance of our Series 2002A Convertible Notes, the exercise of common stock warrants, the exercise of stock options, sales of common stock and proceeds from the sale of shares under our employee stock purchase program. We used cash in operating activities of $1,858,000 and $3,147,000 for the years ended April 30, 2002 and 2001, respectively. Our investing activities used cash of $17,000 and $43,000 for the years ended April 30, 2002 and 2001, respectively. Cash used in investing activities during the years ended April 30, 2002 and 2001 resulted primarily from purchases of property and equipment.

        Financing activities generated cash of $1,510,000 and $895,000 for the years ended April 30, 2002 and 2001, respectively. Cash provided by financing activities for the year ended April 30, 2002 resulted from the issuance of our Series 2002A Convertible Notes for $1,000,000, the exercise of common stock warrants for $473,000, proceeds of $7,000 from the sale of shares under our employee stock purchase program and $30,000 from the net issuance and repayments of notes payable. Cash provided by financing activities for the year ended April 30, 2001 resulted from the December 13, 2000 issuance of units, comprised of one share of common stock bundled with two Class B warrants for cash of $675,000 with the remaining amount resulting primarily from the exercise of stock options and proceeds from the sale of shares under our employee stock purchase program.

        At April 30, 2002, we had $725,000 of cash and cash equivalents, a decrease of $365,000, compared to $1,090,000 at April 30, 2001. The decrease is primarily the result of net losses incurred during the year ended April 30, 2002 as well as other cash expenditures we incurred which, in the aggregate, exceeded cash receipts.

        On March 20, 2002, we completed a financing arrangement whereby we issued $1,000,000 in Series 2002A Convertible Notes along with 200,000 detachable common stock warrants. The notes are convertible at a ratio of one common share for each dollar of note outstanding, bear interest at 4% per annum, and are due March 1, 2003. The common stock warrants are exercisable at $1.25 per warrant and expire on March 20, 2005. The common shares underlying the convertible notes were effectively registered on June 9, 2002. Subsequent to year-end, as of July 26, 2002 the convertible notes have been converted to 1,000,000 shares of common stock.

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

        On April 30, 2001, we completed an exchange offer whereby the holders of Class A common stock warrants could exchange each Class A common stock warrant for a Class B common stock warrant. In order to participate in the exchange offer, each holder of the Class A common stock warrants was required to submit their election by April 30, 2001. As a result of this exchange offer, 632,610 of the 810,000 Class A common stock warrants were exchanged for Class B common stock warrants. The remaining 177,390 Class A common stock warrants that weren't exchanged expired September 21, 2001.

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of various transactions during the year ended April 30, 2002 including the issuance of the Series 2002A 4% Convertible Notes, the issuance of restricted common stock to SEI, IRSI and company employees, the issuance of common stock warrants to SQI, the exchange offer of Class A common stock warrants and the issuance of common stock options and warrants to employees, we issued an additional 642,654 common stock warrants and reduced the exercise price to $2.79 on all related common stock warrants in order to satisfy the anti-dilution provisions. As of April 30, 2002, there are 3,085,622 common stock warrants outstanding related to the Series A Convertible Preferred Stock private placement. These warrants expired on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance of the Series 2002A 4% Convertible Notes at $1.00 per share, the Series A Convertible Preferred Stock is now convertible at 1.50 shares of common stock for each share of Series A Convertible Preferred stock outstanding.

        The purchase agreement relating to the acquisition of Chemotrade required that the former shareholders of Chemotrade receive additional consideration in the event that defined levels of pretax earnings were achieved for the year ended April 30, 2001. As a result of the performance of Chemotrade during the year ended April 30, 2001, we paid the former shareholders of Chemotrade contingent consideration of approximately $114,000 during the year ended April 30, 2002. There were no other events of contingent consideration under the terms of the purchase agreement.

        In general, we expect that our working capital will continue to decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able even to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. We have sufficient cash available to fund our working capital requirements into the year ended April 30, 2004.

Critical Accounting Policies

        In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        Our goodwill results from the acquisition of Chemotrade and is being amortized on a straight-line basis over twenty years. If impairment indicators exist, we evaluate goodwill for impairment by comparing the unamortized balance of goodwill to the undiscounted future cash flows of the related assets. Estimated undiscounted future cash flows are based on historical results to-date, modified for the elimination of intercompany management fees and for a conservative estimate for planned business growth. We modify or adjust goodwill if impairment is indicated based on discounted cash flows. During the year ended April 30, 2002 we incurred an impairment charge of $1,025,000 in order to properly state goodwill at fair market value.

        In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses whether intangible assets should be amortized, the methods used to amortize intangible assets and the methods used to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 shall be amortized or not amortized in accordance with SFAS 142. Included in our assets at April 30, 2002, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Upon adoption of SFAS No. 142 on May 1, 2002, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year. We are required to assess this goodwill for impairment in the year of adoption, effective as of the beginning of the year, and at least annually thereafter. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations, until we are able to complete our analysis of the impairment provisions of the new standards. In the event our analysis under the new guidance indicates this goodwill is further impaired, we will be required to record a charge to our earnings in the year of adoption.

        Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001. As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142 Goodwill and Other Intangible Assets. We have determined that these assets currently have an indefinite useful life as they are not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they will not be amortized but rather tested annually for impairment. If indicators of impairment do arise, the intangible assets will be tested for impairment and may result in an impairment charge in the future. Additionally, each reporting period we will evaluate whether such events and circumstances continue to support our assessment of an indefinite useful life for these intangible assets.

Valuation of Equity Transactions

        We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (150%), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information.

(b)  Risk Factors

        An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below before deciding whether to invest in or continue to hold our common stock. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually materializes, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Unless we are able to develop and sell new products profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

        We have not operated profitably since our 1996 fiscal year. We recognized net income for the year ended April 30, 2000, only because of the gain recognized on the sale of our depleted zinc assets to Eagle-Picher. Through November 30, 1999, our revenues had historically been derived from our depleted zinc operations.

        As a consequence of our sale of the depleted zinc operations, our operations and our ability to generate revenues are more heavily dependent upon our ability to develop new products using stable and radioactive isotopes, and to market and sell those products profitably. We may be unable to develop products that can be profitably marketed and sold, which may prevent us from paying creditors as debts are due, and, in turn, may materially impact our ability to continue our business operations. See "Business."

        It is possible that the following circumstances may develop and may adversely impact our available working capital and materially impact our ability to continue our business operations:

  •
  unanticipated expenses in developing our new products or in producing or marketing our existing products;

  •
  the necessity of having to protect and enforce our intellectual property rights;

  •
  technological and market developments; and

  •
  a corporate decision to expand our production capacity through capital investment or acquisition; and

        We may not be able to obtain equity or debt financing on reasonable terms when we need such financing. The unavailability of additional financing, when needed, could have a material adverse effect on our business. See "Management's Discussion and Analysis" and "Business."

We have raised capital during the years ended April 30, 2002 and 2001, which has resulted in dilution to our existing shareholders. This was necessary in order to provide necessary working capital and we may be required to raise additional capital, which may result in substantial additional dilution.

        During the 2002 fiscal year, we issued 494,849 shares of common stock for $473,000 as the result of the exercise of common stock warrants. Included in the exercised common stock warrants were 202,500 Class B warrants. On March 20, 2002, we borrowed $1,000,000 from five accredited investors through the issuance of our Series 2002A 4% Convertible Notes. In addition to the promissory notes being convertible into common stock at $1.00 per share, we issued these investors 200,000 common stock warrants which have an exercise price of $1.25 per share. As consideration to the investment banker that arranged this financing, we also paid a $20,000 fee (four months at $5,000 per month as advisory fees under a consulting agreement), $100,000 commission, 50,000 common stock warrants exercisable at $1.50 (as additional advisory fees under the consulting agreement), an additional 100,000 common stock warrants exercisable at $1.25, and in consideration for an investment banking agreement entered into after the completion of the initial transaction, an additional 25,000 shares of our restricted common stock and 200,000 common stock warrants exercisable at $2.32 per share.

        On December 13, 2000, we sold 337,500 units consisting of one share of our common stock and two Class B warrants for $675,000 to a group of accredited investors. As a result of subsequent adjustments, we issued an additional 112,504 shares of common stock and an additional 675,000 Class B warrants.

        The exercise of the Class B warrants, and/or the Class C warrants may provide us with some additional financing, but it is likely that no warrants will be exercised unless the market price is in excess of the exercise price ($1.50 per share for the Class B warrants, and $2.50 per share for the Class C warrants). Any such exercise will result in additional dilution to our shareholders.

        Furthermore, our efforts to raise working capital have resulted in dilution adjustments to our outstanding common stock warrants associated with the preferred stock private placement completed on July 29, 1999. These dilution adjustments did not result in any additional investment in Isonics, but resulted in the issuance of 642,654 and 146,301 additional common stock warrants for no additional consideration during the years ended April 30, 2002 and 2001, respectively. As of April 30, 2002, there are 3,085,622 common stock warrants outstanding related to the preferred stock private placement exercisable at $2.79 per share. These common stock warrants expired on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the preferred stock private placement completed on July 29, 1999 that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance of the Series 2002A 4% Convertible Notes at $1.00 per share, the preferred stock is now convertible at 1.50 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of April 30, 2002 there were 963,666 shares of Series A Convertible Preferred Stock outstanding.

        If we are successful in raising additional working capital, our shareholders may incur additional dilution adjustments. See "Management's Discussion and Analysis," and "Business."

Operations in Russia, the Republic of Uzbekistan, and the Republic of Georgia may be disrupted because of a volatile political and economic climate beyond our control, which could adversely affect our supply of raw materials.

        Operations in Russia, the Republic of Uzbekistan, and the Republic of Georgia entail risks. The former republics of the Soviet Union including Uzbekistan and Georgia are experiencing political, social and economic change as they obtain independence from the former central government in Moscow. Some of the republics, including Russia, Uzbekistan and Georgia, are attempting to transition from a central-controlled economy toward a market-based economy. These changes have involved, in some cases, armed conflict and the risk of continued instability has increased since the terrorist attacks on the United States of September 11, 2001. Although Uzbekistan borders Afghanistan, the conflict in Afghanistan has not impacted our supply of isotopes. Political or economic instability in these republics may continue or worsen. The price, availability, quality, quantity, ability to export and supply of stable and radioactive isotopes could be directly affected by political, economic and military conditions in Russia, Uzbekistan and Georgia.

        We are dependent on suppliers from Russia, Uzbekistan, and Georgia for approximately 95% of our stable isotopes and 95% of our radioisotopes. Accordingly, our operations could be materially adversely affected if hostilities in Russia, Uzbekistan, or Georgia should occur, if trade between Russia, Uzbekistan and/or Georgia and the United States were interrupted or ceased, if political conditions in Russia, Uzbekistan or Georgia disrupt transportation or processing of our goods, if laws or government policies concerning foreign business operations in Russia, Uzbekistan or Georgia change substantially, or if tariffs are introduced. See "Management's Discussion and Analysis" and "Business."

Because we depend upon few customers for a significant portion of our revenues, our business may be materially and adversely affected if we lose any one of these customers

        Three customers (Perkin Elmer Life Sciences, Eastern Isotopes, and Reviss Ltd.) accounted for approximately 22%, 20% and 6%, respectively, of revenues during our 2002 fiscal year. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 36% and 11%, respectively, of the German segment's revenue during our 2002 fiscal year. Five customers (Perkin Elmer Life Sciences, Eastern Isotopes, Reviss Ltd., Commisariat and IPL) accounted for approximately 16%, 9%, 7%, 5% and 4%, respectively of revenues for the year ended April 30, 2001. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 24% and 11%, respectively of the German segment's revenues for the year ended April 30, 2001.

        While our goal is to diversify our customer base, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues for the foreseeable future. Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotope or other products ordered from us. See "Management's Discussion and Analysis" and "Business."

If demand for our product grows suddenly, we may lack the resources to meet demand or we may be required to increase our capital spending significantly

        We have experienced, and may again experience, periods of rapid growth that place a significant strain on our financial and managerial resources. Through our marketing efforts we have increased the number and type of products we offer to our customers in our effort to replace the cash flow reduction that occurred as a result of the sale of our depleted zinc operations, and we are continuing to look for new products to offer. Through our research and development efforts we are also attempting to develop additional products and lines of business. Our ability to manage growth effectively, particularly given our increasing scope of operations, will require us to continue to implement and improve our management, operational and financial information systems, and will require us to develop the management skills of our personnel and to train, motivate and manage our employees. Our failure to effectively manage growth could increase our costs of operations and reduce our margins and liquidity, which could have a material adverse effect on our business, financial condition and results of operations. See "Business."

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected

        Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; Daniel Grady, Vice President, Life Sciences, Stephen Burden, Vice President, Semiconductor Materials, and Hans Walitzki, Vice President, Advanced Wafer Technology. We have obtained $1,000,000 of key man life insurance on the lives of Mr. Alexander and Mr. Rubizhevsky. Currently neither Mr. Alexander nor Mr. Rubizhevsky are covered by employment agreements and the compensation committee has not yet determined if they will issue new contracts. Mr. Grady and Mr. Burden are covered by employment agreements with an indefinite term that provides at-will employment, terminable at any time by either party. Mr. Walitzki is covered by an employment agreement through November 2006.

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

We may not be able to protect our intellectual property, which would reduce our competitive advantage

        We rely primarily on a combination of patents and patent applications, trade secrets, confidentiality procedures, and contractual provisions to protect our technology. Despite our efforts to protect our technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights to information, materials and intellectual property that we regard as proprietary, and that are protected under the laws of the United States. We may not be able to protect our proprietary interests, or our competitors may independently develop similar technology or intellectual property. If either one of these situations occurs, we may lose existing customers and our business may suffer. See "Business."

        The validity of any of the patents licensed to us, or that may in the future be owned by us, may not be upheld if challenged by others in litigation. Further, our products or technologies, even if covered by our patents, may infringe upon patents owned by others. We could incur substantial costs in defending suits brought against us, or any of our licensors, for infringement, in suits by us against others for infringement, or in suits contesting the validity of a patent. Any such proceeding may be protracted. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patent by clear and convincing evidence. If the outcome of any such litigation were adverse to our interests, our liquidity and business operations would be materially adversely affected.

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

        Further, it is possible that future technological developments may occur. The market for our isotope products is characterized by rapidly evolving technology and continuing process development. Our future success will depend upon our ability to develop and market isotope products that meet changing customer and technological needs on a cost effective and timely basis. Specifically, the failure by Eagle-Picher to provide us with silicon-28 has hindered, and may continue to hinder, our research and development activities, which then negatively affects our ability to remain competitive. If we fail to remain competitive by anticipating the needs of our customers and our customers contract with other suppliers, our revenues and resulting cash flow could be materially and adversely affected.

We could be subject to environmental regulation by federal, state and local agencies, including laws that impose liability without fault, which could produce working capital shortages and lessen shareholders' equity.

        We could become subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during the isotope product delivery and manufacturing process, although we do not believe that there is any such regulation directly applicable to our current operations. Regulations that become applicable to our operations in the future could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with governmental regulations. Historically, our costs of compliance with environmental regulations have not been significant. In the quarter ended October 31, 2000, we recognized a $270,000 expense to remediate the Golden, Colorado facility. The lease and this liability were assumed by the buyers of IPRC effective February 1, 2001. See "Business."

We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have very little ability to elect or control our management

        Even if all outstanding warrants and stock options are exercised and convertible securities are exchanged for common stock, our directors and officers will beneficially own 27.4% of the outstanding shares of common stock as of April 30, 2002, and, accordingly, may have the ability to elect a majority of the directors of Isonics and otherwise control the company. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares or warrants may be unable to resell their shares or warrants at a profit as a result of this volatility

        The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing and development schedules, technological innovations or new products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, economic and other external factors, all affect the market price of our securities. In addition, the realization of any of the risks described in these "Risk Factors" could have a significant and adverse impact on such market prices. See "Market for Common Equity and Related Stockholder Matters."

SEC penny stock regulations may limit the ability to trade our securities on the Nasdaq Small Cap Market

        Although our common stock is currently quoted on the Nasdaq SmallCap Stock Market, our common stock has in the past been subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share. We have, at times in the past, been included within the SEC Rule 3a-51 definition of a penny stock. When our common stock is considered to be a "penny stock", trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

        Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market. To the extent we are able to maintain our listing on the Nasdaq SmallCap Stock Market, we will not be subject to these penny stock rules. Reasons for being unable to maintain our listing on the Nasdaq SmallCap Stock Market include:

  •
  the inability to maintain a bid price for our common stock of $1.00 for the requisite period of time, and

  •
  the inability to maintain either the minimum stockholders' equity, market capitalization or net income along with the required number of market makers and shareholders necessary for listing.

        We currently satisfy all requirements for continued listing on the Nasdaq SmallCap Market, although the volatility of our stock prices and our financial condition may result in our failing to meet Nasdaq's requirements at some future date. Subsequent to April 30, 2002, the price of our common stock has, at times, been below $1.00 per share, although Nasdaq has not notified us that it considers this to be a deficiency. The time required for meeting these thresholds is contingent on any action (or inaction) by Nasdaq with respect to our listing. See "Market for Common Equity and Related Stockholder Matters."

Future sales of our common stock may cause our stock price to decline

        Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of April 30, 2002, approximately 5,593,967 shares of common stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

        Approximately 90% of the restricted shares of our common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline. See "Shares Available for Future Sale."

Outstanding Series A Convertible Preferred Stock, options and warrants may make it difficult for us to obtain additional capital on reasonable terms

        As of April 30, 2002, we had outstanding preferred stock convertible into, and options and warrants to purchase, an aggregate of 9,192,204 shares of common stock. As long as these shares of Series A Convertible Preferred Stock remain outstanding and the options and warrants remain unexercised, the terms under which we could obtain additional capital may be adversely affected because any new investors will perceive that these lower priced securities offer a risk of substantial potential dilution. Depending on the market price for our common stock as reported by Nasdaq and other sources, new investors frequently prefer to negotiate prices that are at or below the conversion price or exercise price of existing securities. See "Isonics' Capital Stock."

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

Forward-Looking statements may prove to be inaccurate

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

        The forward-looking statements generally can be identified by the use of terms such as "believe," "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

        Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Isonics to be different from any future results, performance and achievements expressed or implied by these statements.

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this prospectus. Other unknown or unpredictable factors also could have material adverse effects on the future results of Isonics.

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

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) and (b)    Identification of Directors and Executive Officers

        The following table sets forth the names and ages of all the Directors and Executive Officers of Isonics, and the positions held by each such person as of April 30, 2002. The directors each serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
James E. Alexander	53	President, Chief Executive Officer, Treasurer, and Chairman of the Board
Boris Rubizhevsky	51	Senior Vice President, Vice Chairman and Director
Daniel J. Grady	47	Vice President, Life Sciences, Manager of Chemotrade.
Stephen J. Burden	53	Vice President, Semiconductor Materials
John V. Sakys	33	Vice President, Chief Financial Officer and Secretary
Hans Walitzki	46	Vice President, Advanced Wafer Technology
Lindsay A. Gardner(1)(2)	51	Director
Richard Parker(1)(2)	58	Director
Larry J. Wells(1)(2)	59	Director

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

        Dr. Daniel J. Grady joined us as Vice President, Life Sciences in 1995 and became manager of our Chemotrade subsidiary in January 2002. From March 1994 through September 1995, Dr. Grady was

Vice President of Research and Development at Sopha Medical Systems, a medical diagnostic imaging equipment manufacturer. From April 1991 until March 1994, he served as Marketing Manager, Nuclear Energy for General Electric Corporation. From May 1988 through March 1991, Dr. Grady served as Software Engineer Manager, Nuclear Medicine for General Electric in England. From October 1984 through May 1988, he served as Clinical Applications Manager for General Electric Nuclear Medicine. Between June 1981 and October 1984, he served as Engineering Analysis Section Head for TRW. Dr. Grady received his Bachelors and Masters degrees and Ph.D. in Nuclear Engineering from the University of Michigan.

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

        John V. Sakys joined us in May 2001 as Controller. He was promoted to Vice President, Chief Financial Officer effective September 3, 2001, and he services as corporate Secretary. From September 2000 to April 2001 Mr. Sakys was controller of AuraServ Communications. From July 1998 to September 2000 Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998 Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelors degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara and is a Certified Public Accountant.

        Dr. Hans Walitzki joined us in November 2001 as Vice President, Advanced Wafer Technology. He was employed as a vice president, chief technology officer, and Chairman of the Board of Directors of Silicon Evolution, Inc. (of Vancouver, Washington) from its formation in February 1999 until November 2001. Silicon Evolution filed a petition for relief under chapter 7 (liquidation) of the United States Bankruptcy Code in December 2001. Before that (from March 1982 until February 1999), Dr. Walitzki was employed at Wacker Siltronic Corporation in Portland, Oregon and its parent Wacker Siltronic AG in Germany. Dr. Walitzki received his Masters degree in Physics from Bonn University, Germany in 1980 and he received his Ph.D. in Physics from Bonn University in 1982.

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

(b) and (c)    There are no significant employees who are not also directors or executive officers. There were and are no family relationships among the officers, directors or any person chosen by Isonics to become a director or officer. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. None of our directors is also a director of another company which has a class of securities registered under Section 12 of the Securities Exchange Act of 1934, or which is subject to the reporting requirements of Section 15(d) of that act.

(d)    Involvement in Certain Legal Proceedings

        Based on information submitted by the directors and executive officers, none of the directors or executive officers are involved in, or have been involved in, legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

(e)    Promoters and Control Persons.

        Not applicable.

(f)    Section 16(a) Beneficial Ownership Reporting Compliance

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

        To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to Isonics' officers, directors and greater than ten percent beneficial owners were complied with exception (or in addition) to the following during the fiscal year ended April 30, 2002 and subsequently:

  1.
  Mr. Alexander filed a Form 4 for September 2001 on a timely basis. However, the SEC refused to accept Mr. Alexander's filing and notified Mr. Alexander almost one month later. Mr. Alexander immediately complied with the SEC's request to file a new form. Although Mr. Alexander has requested the SEC to honor the original filing date, the SEC has not yet acted on this request. If the SEC does not grant Mr. Alexander's request, his September 2001 Form 4 may be considered a late filing despite his actually filing the Form within the prescribed time period.

  2.
  Mr. Wells filed Form 4s on December 14, 2001 reporting transactions that took place in November 2001, and June, July, August and September 2000.

  3.
  Eagle-Picher became subject to the Section 16(a) reporting requirements when it became a greater than 10% beneficial owner in December 1999. Eagle-Picher filed a Form 3 in March 2000. Eagle-Picher attempted to exercise warrants in March 2000 but, to our knowledge has not yet filed a Form 4 reporting the attempted exercise. Eagle-Picher has also not yet filed an amendment to its Schedule 13D reporting this attempted exercise. In February 2001 we cancelled the shares (subsequent to canceling the warrant) and we have notified Eagle-Picher of the cancellation. To the knowledge of Isonics, Eagle-Picher has not filed any report with the Securities and Exchange Commission regarding the cancellation of the shares.

ITEM 10. EXECUTIVE COMPENSATION

(a) and (b)    Summary Compensation Table

        The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Isonics for the three years ended April 30, 2000, 2001, and 2002. No other executive officer earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Isonics and any subsidiary.

Long-term Compensation Awards
							Awards			Payout
Annual compensation
Securities Underlying Options & SARs (#)
Name and Principal Position	Fiscal Year	($) Salary	($) Bonus		($) Other(a)		($) Restricted Awards			LTIP	All Other Compensation
James E. Alexander President & CEO	2000 2001 2002	212,000 240,000 240,000	172,549 0 0	(c)	39,280 0 0	(d)	0 0 0	0 0 120,000	(e)	0 0 0	0 0 0
Boris Rubizhevsky Senior Vice President	2000 2001 2002	191,000 216,000 216,000	147,670 0 0	(f)	28,185 0 0	(g)	0 0 0	0 0 118,750	(h)	0 0 0	0 0 0
Stephen J. Burden, Vice President	2000 2001 2002	125,000 125,000 137,665	0 0 0		23,452 0 0		0 0 0	0 0 109,000	(i)	0 0 0	0 0 0
Daniel J. Grady Vice President	2000 2001 2002	125,000 143,208 144,000	10,271 0 27,750	(k)	23,833 0 0	(j)	0 0 0	0 0 106,375	(l)	0 0 0	0 0 0
John V. Sakys, Vice President(b)	2000 2001 2002	0 0 117,947	0 0 0		0 0 0		0 0 0	0 0 107,812	(m)	0 0 0	0 0 0

(a)
Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such named Executive Officers' annual compensation.

(b)
Mr. Sakys joined Isonics in May 2001 and became an officer of Isonics effective September 2001.

(c)
Mr. Alexander's amount includes $133,451 for forgiveness of a loan owed to Isonics, and $39,098 to pay applicable payroll taxes on a stock bonus granted in January 1999.

(d)
Mr. Alexander's amount includes $26,543 for accrued vacation that was paid in December 1999, $9,487 car allowance, and $3,250 employer matching contribution to Isonics' 401(k) plan.

(e)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.17 (of which 20,000 have vested as of July 26, 2002) and an expiration date of November 12, 2006. Options to purchase 20,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.25 per share and expire March 27, 2007. Amount does not include 100,000 common stock warrants granted in March of 2002 which are currently exercisable at $1.25 per share as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002A Convertible Notes.

(f)
Mr. Rubizhevsky's amount includes $113,598 for forgiveness of a loan owed to Isonics, and $29,072 to pay applicable taxes on stock bonus granted in January 1999, and a $5,000 additional cash bonus.

(g)
Mr. Rubizhevsky's amount includes $15,005 for accrued vacation that was paid in December 1999, $9,000 car allowance, and $4,180 employer matching contribution to Isonics' 401(k) plan.

(h)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.17 (of which 20,000 have vested as of July 26, 2002) and an expiration date of November 12, 2006. Options to purchase 18,750 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.25 per share and expire March 27, 2007. Amount does not include 100,000 common stock warrants granted in March of 2002 which are currently exercisable at $1.25 per share as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002A Convertible Notes.

(i)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.06 (of which 20,000 have vested as of July 26, 2002) and an expiration date of November 12, 2011. Options to purchase 9,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(j)
Dr. Grady's amount includes $12,020 for accrued vacation that was paid in December 1999, $9,000 car allowance and $2,813 employer matching contribution to the Isonics' 401(k) plan.

(k)
Dr. Grady's amount reflects the granting of 25,000 restricted common shares with a fair market value of $1.11 issued in January 2002.

(l)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.06 (of which 20,000 have vested as of July 26, 2002) and an expiration date of November 12, 20011. Options to purchase 6,375 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(m)
Options to purchase 100,000 shares of common stock were granted in May 2001, as consideration for Mr. Sakys joining the Company, with an exercise price of $1.69 per share (of which 50,000 have vested as of July 26, 2002) and an expiration date of May 22, 2011. Options to purchase 7,812 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

        In October 1996, we adopted an employee benefit plan under Internal Revenue Code Section 401(k). The 401(k) plan is a profit sharing plan under which both employees and Isonics are entitled to contribute a portion of compensation and earnings, respectively, to investment funds to supplement employee retirement benefits. On November 1, 1999, the Isonics Corporation 401(k) plan was merged with the IPRC 401(k) plan and Isonics has continued that plan.

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

    (B)
    1996 Executives' Equity Incentive Plan. The Executives' Plan authorized the grant of options to purchase 2,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options.

    (C)
    1996 Equity Incentive Plan. The Employees' Plan authorized the grant of options to purchase 1,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options.

    (D)
    1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorized employee purchase of up to 200,000 shares of Isonics common stock.

        As of April 30, 2002, options to purchase a total of 929,062 shares, 110,642 shares, and 358,769 shares respectively, were outstanding under the Executives' Plan, Employees' Plan, and 1996 Stock Option Plan, and options to purchase 773,480, 830,178, and 0 shares, respectively, remained available for grant.

        Except for the Director's Plan, we have not adopted any other stock option or stock appreciation rights plan. See "Compensation of Directors."

  (ii)
  Option Grants

        There were no options granted to executive officers named in the compensation table during the fiscal year ended April 30, 2001. We did not grant any stock appreciation rights to any person during fiscal year 2001 or subsequently. We granted stock options to executives during fiscal 2002 as follows:

	Number of Options	Exercise Price	Term
James E. Alexander	100,000	$1.17	November 12, 2006
James E. Alexander	20,000	$1.25	March 27, 2007
Boris Rubizhevsky	100,000	$1.17	November 12, 2006
Boris Rubizhevsky	18,750	$1.25	March 27, 2007
Daniel J. Grady	100,000	$1.06	November 12, 2011
Daniel J. Grady	6,375	$1.13	March 27, 2007
Stephen J. Burden	100,000	$1.06	November 12, 2011
Stephen J. Burden	9,000	$1.13	March 27, 2007
Hans Walitzki	200,000	$1.01	December 1, 2006
Hans Walitzki	4,000	$1.13	March 27, 2007
John V. Sakys	100,000	$1.69	May 22, 2011
John V. Sakys	7,812	$1.13	March 27, 2007

        In November 2001 we granted Hans Walitzki 200,000 shares of restricted common stock, which vests in different increments over five years.

        In January 2002 we granted Daniel Grady 25,000 shares of restricted common stock, which vested immediately.

(d)    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        No officer exercised employee stock options during the fiscal year ended April 30, 2002, or subsequently.

        The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on April 30, 2002.

Name and Principal Position	Shares acquired on exercise (#)	Value realized	Number of securities underlying unexercised options/stock appreciation rights at April 30, 2002 Exercisable/Unexercisable	Value of unexercised in-the-money options/stock appreciation rights at April 30, 2002 Exercisable/Unexercisable
James E. Alexander President & CEO(a)	0	0	65,000/80,000	$1,400/$5,600
Boris Rubizhevsky Senior Vice President(b)	0	0	61,250/80,000	$1,400/$5,600
Daniel J. Grady Vice President	0	0	249,340/80,000	$141,403/$14,400
Stephen J. Burden Vice President	0	0	206,887/95,000	$16,490/$16,500
John V. Sakys Vice President	0	0	32,812/75,000	$859/$0
Hans Walitzki Vice President	0	0	44,000/160,000	$9,640/$36,800

(a)
Does not include 100,000 warrants obtained in March 2002 as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002 A Convertible Notes.

(b)
Does not include 33,333 warrants obtained in a private transaction completed in July 1999, an additional 11,447 warrants obtained under anti-dilution provisions or 100,000 warrants obtained in March 2002 as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002 A Convertible Notes.

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

        Under the Directors' Plan the following individuals have been granted options through April 30, 2002:

Name	Shares Under Option	Exercise Price		Expiration
Lindsay Gardner	20,000 10,000 10,000 10,000 10,000	$ $ $ $ $	2.38 1.19 6.25 2.19 1.06	May 21, 2003 October 5, 2003 April 26, 2005 October 10, 2005 November 12, 2006
Richard Parker	20,000 10,000 10,000 10,000 10,000	$ $ $ $ $	1.66 1.19 6.25 2.19 1.06	August 17, 2003 October 5, 2003 April 26, 2005 October 10, 2005 November 12, 2006
Larry Wells	20,000 10,000 10,000 10,000	$ $ $ $	7.31 6.25 2.19 1.06	January 29, 2005 April 26, 2005 October 10, 2005 November 12, 2006

        We do not have any other arrangements pursuant to which we compensate the Directors for acting in their capacities as such.

(g)    Employment Agreements, Termination of Employment and Change In Control Agreements

        In September 1997, we entered into employment agreements with James E. Alexander and Boris Rubizhevsky. The agreements had a term of four years and provide for annual salaries of $200,000 and $180,000, respectively, although either Isonics or the individuals may terminate these agreements prematurely in their discretion. By resolution of the Board of the Directors made on January 30, 2000, both Mr. Alexander and Mr. Rubizhevsky received salary increases commencing February 1, 2000, equal to 20% of their current salary, $240,000, and $216,000, respectively. The salary increases were granted in recognition of their performance for Isonics and the fact that neither Mr. Alexander nor Mr. Rubizhevsky had received salary increases in approximately two and one-half years. Under the agreements, each officer is entitled to receive incentive compensation up to 50% of the officer's annual salary, as approved by the compensation committee, pursuant to such executive compensation plan. The agreements provide that upon a termination of employment other than for cause (as defined in the agreements), the officer is entitled to severance compensation of eighteen (18) months of his salary, paid at the same time as salary payments, 25% of the officer's annual prevailing salary, paid upon termination, and in addition all outstanding stock options held by the officer will be accelerated and will become exercisable in full and our right of repurchase will terminate with respect to such shares. The agreements provide for similar accelerated vesting of outstanding stock options upon a change in control of Isonics. These contracts expired in September 2001, and the compensation committee has not yet determined whether to offer new contracts to these officers.

        We have also entered into employment agreements with Dr. Daniel J. Grady, Dr. Stephen J. Burden, Dr. Hans Walitzki, and Mr. John V. Sakys. The agreements have an indefinite term (except for the agreement with Dr. Walitzki which expires November 2006) and provide for at-will employment, terminable at any time by either party. The agreements provide for a rate of annual compensation, which we will review annually. Under each agreement, Dr. Grady, Dr. Burden, Dr. Walitzki, and Mr. Sakys are entitled to participate in our standard plans and policies. The agreements also include confidentiality and invention assignment provisions.

        At the end of the fiscal year ended April 30, 2001, Mr. Herbert Hegener was covered by an employment agreement extending through December 2001. This agreement expired in accordance with its terms, although effective January 1, 2002, we entered into a consulting agreement with HS-Consult, a firm that Mr. Hegener owns. Under this agreement (which expires December 31, 2002), Mr. Hegener will assist Chemotrade in buying and selling isotope products. We are paying HS-Consult 5,500 Euros per month for these services, and have issued them a warrant to purchase 50,000 shares of common stock for an exercise price of $1.20 per share, exercisable through December 31, 2004.

(h)    Report on Repricing of Options/SARs

        We did not reprice any options or stock appreciation rights during the fiscal year ended April 30, 2002, or subsequently.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        (a) and (b) Ownership of Certain Beneficial Owners and Management.    The following table sets forth information regarding the ownership of the our common stock as of April 30, 2002 by: (i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial Owner	Beneficial Ownership Number of Shares	Percent of Total
James E. Alexander(1)	2,155,167	19.5%
Boris Rubizhevsky(2)	1,753,235	15.8%
Stephen J. Burden(3)	399,998	3.6%
Daniel J. Grady(4)	377,261	3.4%
Hans Walitzki(5)	404,000	3.7%
Lindsay Gardner(6)	312,775	2.9%
Richard Parker(7)	62,927	0.6%
Larry Wells(8)	180,484	1.7%
John Sakys(9)	107,812	0.9%
All executive officers and directors as a group (9 persons). The address for all of the above directors and executives officers is: 5906 McIntyre Street, Golden, CO 80403	5,753,659	46.0%
Richard and Ana Grossman, Orin Hirschman, Adam Smith Capital Management, Adam Smith Investment Partners, LP, Diamond Capital Management Inc., Adam Smith Investments, Ltd., Adam Smith & Company, Inc.,(10)	2,518,901	18.9%
Anfel Trading(11)	781,179	6.9%

(1)
Includes: (i) 145,000 shares of common stock underlying stock options of which 65,000 are vested as of April 30, 2002 and which are currently exercisable; (ii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iii)45,455 shares of common stock held in the name of The James & Carol Alexander Family Foundation; (iv) 500,000 shares held by wife Carol; (v) 29,000 shares held by son Jonathan Alexander.

(2)
Includes: (i) 1,371,872 shares of common stock held jointly with wife Nancy Eiden Rubizhevsky; (ii) 141,250 shares of common stock underlying stock options of which 61,250 are vested as of April 30, 2002 and which are currently exercisable; (iii) 144,780 shares of common stock underlying 144,780 warrants to purchase common stock of Isonics; (iv) 33,333 shares of common stock held by wife Nancy Eiden Rubizhevsky; (v) 31,000 shares of common stock held by son Zachary Rubizhevsky; and (vi) 31,000 shares of common stock held by son Ryan Rubizhevsky.

(3)
Includes 301,887 shares of common stock underlying stock options of which 206,887 are vested as of April 30, 2002 and which are currently exercisable.

(4)
Includes 329,340 shares of common stock underlying stock options of which 249,340 are vested as of April 30, 2002, and which are currently exercisable.

(5)
Includes (i) 200,000 shares of common stock of which no shares are vested as of April 30, 2002, and (ii) 204,000 shares of common stock underlying stock options of which 44,000 are vested as of April 30, 2002 and which are currently exercisable.

(6)
Includes 63,014 shares of common stock underlying stock options that are currently exercisable.

(7)
Includes 62,927 shares of common stock underlying stock options that are currently exercisable.

(8)
Includes: (i) 53,243 shares of common stock underlying stock options that are currently exercisable; (ii) 77,241 shares owned by Daystar Partners, L.P. of which an affiliate owned by Mr. Wells, and in which Mr. Wells owns a 9.9% equity interest; and (iii) 50,000 shares of common stock underlying 50,000 warrants owned of record and beneficially by Wells Investment Group in which Mr. Wells controls a 100% equity interest.

(9)
Includes 107,812 shares of common stock underlying stock options of which 32,812 are vested as of April 30, 2002 and which are currently exercisable.

(10)
Based on a Schedule 13D filed by the reporting persons on or about February 8, 2002, this beneficial ownership includes shares issuable either upon conversion of Series A Preferred Stock or upon exercise of common stock purchase warrants (which expired July 29, 2002) as follows:

          Richard Grossman: 54,969 shares as joint tenant with Ana Grossman, and indirect beneficial ownership of 2,463,932 shares by virtue of rights to acquire all such shares;

          Orin Hirschman, 54,969 shares, and indirect beneficial ownership of 2,463,932 shares by virtue of rights to acquire all such shares

          Adam Smith Investments, Ltd., a British Virgin Island corporation ("ASI"), 311,491 shares directly

          Diamond Capital Management Inc. ("DCM"), 311,491 shares indirectly, by virtue of being the investment manager of ASI

          Adam Smith & Company, Inc. ("ASC"), 631,641 shares directly

          Adam Smith Investment Partners, L.P. ("ASIP"), 1,520,800 shares directly

          Adam Smith Capital Management LLC ("ASCM"), 1,520,800 shares indirectly by virtue of being the sole general partner of ASIP.

          The business addresses of Richard and Ana Grossman and the principal executive offices of ASC, ASCM, ASIP and DCM are located at 259 Oakford Street, West Hempstead, NY 11552 and as described below for Orin Hirschman.

          The business addresses of Orin Hirschman are located at 1231 East 10th Street, Brooklyn, NY 11230.

          The principal executive offices of Adam Smith Investments, Ltd. are c/o Insinger Fund Administration (BVI) Limited, Tropic Isle Building, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

(11)
Includes 447,845 shares of common stock underlying 447,845 warrants. The principal executive offices of Anfel Trading Ltd. are c/o M. Andre Zolty, 24 Route De Malagnou, 1208 Geneva, Switzerland. Andre Zolty is the principal and controlling shareholder of Anfel Trading Ltd. and may be deemed to beneficially own these shares.

        The Series A Convertible Preferred Stock consisted of 1,830,000 shares issued with a liquidation preference of $1.50 per share and a right to convert the shares based on a one for one basis. As of April 30, 2002, 866,334 shares of Series A Convertible Preferred Stock have elected to convert into common stock. The conversion right of the preferred stock is currently 1.50 shares of common stock for each share of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A Convertible Preferred Stock. The Redemption Trigger Date for the Series A Convertible Preferred Stock shall be the business day immediately following the thirtieth consecutive trading day that the average closing price during such trading days (or, if no closing price is reported, the average of the bid and ask prices) of the shares of common stock was above $8.00 per share (which minimum price shall be proportionally adjusted for stock splits, stock dividends, reverse stock splits and any other subdivision or combination of the common stock). After the Redemption Date, Isonics may redeem all or any part of the Series A Convertible Preferred Stock at its election at any time and from time to time. The Series A Convertible Preferred Stock is convertible into common stock at the option of the holder until and unless Isonics chooses to redeem such shares on the basis of one share of common stock per share of Series A Convertible Preferred Stock and, until converted, each share of Series A Convertible Preferred Stock is entitled to one vote at any meeting of Isonics' shareholders.

        (c)  No Change of Control Arrangements. We know of no plans or arrangement that will result in a change of control at Isonics.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

        We provide the following information regarding transactions among officers, directors and significant shareholders of Isonics during the most recent two fiscal years and during the subsequent fiscal year.

Pledging of Shares in Connection with Issuance of Series 2002A 4% Convertible Notes

        In connection with the issuance of our Series 2002A 4% Convertible Notes on March 20, 2002, James E. Alexander (president, chief executive officer and a director of Isonics) and Boris Rubizhevsky (senior vice president and a director of Isonics) each pledged 500,000 common shares in order to secure our $1,000,000 obligation while we filed and obtained effectiveness for a Form S-3 registration statement for the benefit of the lenders as selling securityholders. In consideration for pledging their shares, we issued both James E. Alexander and Boris Rubizhevsky a warrant to purchase 100,000 shares of common stock. Each warrant vested immediately, is exercisable at $1.25 per share and expires on March 20, 2007.

Consulting Agreement With Wells Investment Group, Inc.

        Larry Wells, one of our directors, owns and controls WIG, a privately-held corporation that provides financial consulting and other similar services to others. In October 2001 we entered into a consulting agreement with Wells Investment Group pursuant to which:

  •
  Wells Investment Group agreed to provide consulting services to Isonics, including performing due diligence, in connection with possible third party investment.

  •
  We paid Wells Investment Group $15,000 and issued to it warrants to purchase 50,000 shares of our common stock for $1.50 per share exercisable through October 5, 2005.

The disinterested directors approved this agreement on behalf of Isonics.

Sale of International Process Research Corporation

        Effective February 1, 2001, we sold IPRC to a limited liability company, Interpro Zinc LLC, in a management buy-out. Robert H. Cuttriss, Ph.D. (formerly an executive officer of Isonics) is the manager of Interpro Zinc LLC and a 25% owner. James E. Alexander (president, chief executive officer and a director of Isonics) and Boris I. Rubizhevsky (senior vice president and a director of Isonics) are also 25% owners of Interpro Zinc LLC and participated in the purchase of IPRC. Mr. Alexander and Mr. Rubizhevsky advised our board that they do not intend to participate actively in Interpro Zinc's activities.

Corporate Loans to Officers

        In the past, Isonics has from time-to-time made loans to Messrs. Alexander and Rubizhevsky. In each case, the loans have been interest-bearing and have been repaid. The following table sets forth some information regarding these loans through April 30, 2001.

	James E. Alexander President & CEO		Boris Rubizhevsky Senior Vice President
Balance as of April 30, 2000	$0.00		$0.00
FY 2001 Borrowings(a)	100,000.00		100,000.00
FY 2001 Repayments(a)	100,000.00	(b)	100,000.00	(b)
Balance as of April 30, 2001	$0.00		$0.00

        There were no corporate loans to officers in fiscal 2002 or subsequently.

(a)
Includes interest accrued and paid. Amounts are aggregated.

(b)
The loans were made to the officers in March ($50,000 each) and April ($50,000 each), 2001, and were repaid, with interest at 6.6% per annum, on April 30, 2001.

Corporate Loans from Officers and Employees

        None of our officers or directors extended loans to Isonics during the year ended April 30, 2001. On March 4, 2002, we borrowed $75,000 from Stephen Burden, our Vice President of Semiconductor Materials and Products. We repaid the loan in full, plus one month's interest at 12% per annum, on March 31, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit Number	Title
1.01	Form of Underwriting Agreement.(1)
3.01	Registrant's Amended and Restated Articles of Incorporation.(1)
3.02	Registrant's Bylaws.(1)
3.03	Certificate of Determination of Preferences and Rights of the Series A preferred stock (see exhibit 10.18).
3.04	Certificate Of Determination Of Preferences And Rights Of Series B Convertible Preferred Stock(11)
3.05	Certificate of Amendment to Articles of Incorporation(13)
4.01	Specimen Common Stock Certificate.(1)
4.02	Form of Representatives' warrant Agreement.(1)
4.03	Form of warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, Monroe Parker Securities.(1)
4.04	Specimen Class A warrant Certificate.(1)
4.05	Form of warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company. (8)
4.06	Specimen Class B warrant Certificate (see exhibit 10.27).
4.07	Specimen Class C warrant Certificate (see exhibit 10.27).
4.08	Amendment No. 1 to warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(7)
5.01	not applicable
10.01	Registrant's 1996 Stock Option Plan.(1)(2)
10.02	Form of Employment Agreement between the Registrant and certain officers of the Registrant.(1)(2)
10.03	Registrant's 1996 Executives Equity Incentive Plan.(1)(2)
10.04	Registrant's 1996 Equity Incentive Plan.(1)(2)
10.05	Memorandum of Agreement between Electrochemical Plant, AO Techsnabexport, Co., Ltd. and Registrant.(1)
10.06	Option Agreement between the Registrant and Yale University.(1)
10.07	Office Lease Agreement between Paulsen Properties and the Registrant dated as of January 1, 1996, as amended.(1)
10.08	Letter from Yale University to Registrant dated February 10, 1996.(1)
10.09	Form of Indemnity Agreement entered into by Registrant with each of its directors and investors.(2)
10.10	Stock Purchase Agreement, dated as of April 30, 1998, among Isonics Corporation, a California corporation, Metallurgy International, Inc., a Nevada corporation, and International Process Research Corporation, a Colorado corporation.(3)
10.10.1	Escrow Agreement, dated as of May 15, 1998, among Isonics Corporation, a California corporation, Metallurgy International, Inc., a Nevada corporation, Robert H. Cuttriss (as Agent), and Colorado Business Bank, as Escrow Agent.(3)
10.11	Registration Rights Agreement dated as of September 27, 1996 by and between Registrant and certain investors.(1)
10.12	Employment Agreement between the Registrant and James E. Alexander.(1)(2)
10.13	Employment Agreement between the Registrant and Boris Rubizhevsky.(1)(2)
10.14	Security Agreement dated March 31, 1995 between Isonics and Isoserve, Inc.(1)
10.15

10.16	February 1997 Agreement between the Registrant, Electrochemical Plant and AO Techsnabexport, Co., Ltd.(1)
10.17	Letter from Yale University to Registrant dated January 28, 1997.(1)
10.18	Certificate of Determination of Preferences and Rights of the Series A preferred stock.(4)
10.19	Form of Subscription Agreement.(4)
10.20	Form of warrant.(4)
10.21	Investment Banking Agreement.(4)
10.22	Form of Registration Rights Agreement.(4)
10.23	Asset Purchase Agreement dated December 1, 1999 between the Registrant and Eagle-Picher Technologies, LLC.(5)
10.24	Registration Rights Agreement dated December 1, 1999 between the Registrant and Eagle-Picher Technologies, LLC.(5)
10.25	Warrant Agreement dated December 1, 1999 between the Registrant and Eagle-Picher Technologies, LLC.(5)
10.26	Supply Agreement between the Registrant and Eagle-Picher Technologies, LLC.(6)
10.27	Amended and Restated warrant Agreement effective as of January 15, 2001, between the Registrant and Continental Stock Transfer and Trust Company, Inc.(8)
10.28	Stock Purchase Agreement dated February 1, 2001, by and between Isonics Corporation and Interpro Zinc, LLC.(9)
10.29	Joint R&D Project Agreement, dated April 21, 1999, by and between Silex Systems Limited and Isonics Corporation.(10)
10.30	Contribution to "Corporate Research—ECE/Baliga" fund dated December 30, 1999, from Isonics Corporation to North Carolina State University.(10)
10.31	Sponsored Research Agreement, dated December 15, 1999, by and between Isonics Corporation and Southern Methodist University.(10)
10.32	Stevenson-Wydler Cooperative Research and Development Agreement, dated November 9, 1999, by and between Ernest Orlando Lawrence Berkeley National Laboratory and Isonics Corporation (with attached Project Letter Agreement).(10)
10.33	Memorandum of Agreement, dated July 1996, by and among Electrochemical Plant, AO Techsnabexport Co., Ltd. and A & R Materials, Inc.(10)
10.34	Agreement between Isonics Corporation and Silicon Evolution, Inc. dated September 14, 2001(12)
10.35	Technology License Agreement dated September 14, 2001, between Silicon Evolution, Inc. and Isonics Corporation(12)
10.36	Form of employment agreement to be entered into pursuant to the agreement between Isonics Corporation and Silicon Evolution, Inc. dated September 14, 2001(12)
10.37	Form of lease agreement to be entered into pursuant to the agreement between Isonics Corporation and Silicon Evolution, Inc. dated September 14, 2001(12)
10.38	Amended and Restated Warrant Agreement dated July 26, 2001.(11)
10.39	Consulting Agreement dated October 15, 2001, with Wells Investment Group(13)
10.40	Form of Registration Rights Agreement between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.41	Form of Series 2002A 4% Convertible Promissory Note due March 1, 2003 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.42	Form of Warrant Agreement expiring March 20, 2005 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
21.1	List of subsidiaries.
23.10*	Consent of independent accountants

23.11*	Certification pursuant to 18 U.S.C. 1350

*
Filed herewith. All other documents have been previously filed.

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

(9)
Filed with Isonics' Current Report on Form 8-K (File No. 001-12531) dated February 1, 2001, and incorporated herein by reference.

(10)
Filed with Isonics' annual report on Form 10-KSB (File No. 001-12531) for the year ended April 30, 2001, and incorporated herein by reference.

(11)
Filed with Isonics' Form 8-A/12(g) filed on August 1, 2001.

(12)
Filed with Amendment no. 2 to registration statement (File No. 333-56562) and incorporated herein by reference.

(13)
Filed with Isonics' Form 8-K (File No. 001-12531) dated January 8, 2002 and incorporated herein by reference.

(14)
Filed with Isonics' Form 8-K (file no. 001-12531) dated March 22, 2002, and incorporated herein by reference.

(b)
Reports on Form 8-K.

        During the fourth quarter of the fiscal year ended April 30, 2002, and subsequently, Isonics Corporation has filed current reports on Form 8-K, as follows:

Date of Report	Items	Brief Description
3/22/2002	5, 7	Disclosure of financing transaction and Item 701 disclosure, and exhibits
2/28/2002	5	Amending items of the April 30, 2001 Form 10-KSB
1/8/2002	5, 7	Amendment of Articlces of incorporation, alliance with SQI, and Item 701 disclosure, and exhibits

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        August 5, 2002

ISONICS CORPORATION, a California Corporation
By:	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

August 5, 2002	James E. Alexander Principal Executive Officer Chairman of the Board Director, and Principal Financial Officer	/s/ JAMES E. ALEXANDER
August 5, 2002	Boris Rubizhevsky Vice Chairman Director	/s/ BORIS RUBIZHEVSKY
August 5, 2002	Lindsay A. Gardner Director	/s/ LINDSAY A. GARDNER
August 5, 2002	Richard Parker Director	/s/ RICHARD PARKER
August 5, 2002	Larry J. Wells Director	/s/ LARRY J. WELLS
August 5, 2002	John Sakys, Principal Accounting Officer	/s/ JOHN SAKYS

ISONICS CORPORATION AND SUBSIDIARY

Index to Financial Statements

Report of Independent Certified Public Accountants

Board of Directors

Isonics Corporation and Subsidiary

        We have audited the accompanying consolidated balance sheets of Isonics Corporation and Subsidiary as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isonics Corporation and Subsidiary as of April 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Denver, Colorado
July 31, 2002

Isonics Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$725	$1,090
Accounts receivable (net of allowances of $30 and $39, respectively)	745	778
Income taxes receivable	—	419
Inventories	460	492
Prepaid expenses and other current assets	749	190

Total current assets	2,679	2,969
LONG-TERM ASSETS:
Property and equipment, net	70	95
Goodwill (net of accumulated amortization of $668 and $493, respectively)	1,807	3,006
Intangible assets not subject to amortization	590	—
Other assets	68	32

Total long-term assets	2,535	3,133

TOTAL ASSETS	$5,214	$6,102

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$46	$16
Convertible notes payable (net of discount of $546)	454	—
Accounts payable	824	754
Accrued liabilities	289	590

Total current liabilities	1,613	1,360
STOCKHOLDERS' EQUITY:
Class A Preferred Stock—no par value; 10,000,000 shares authorized; shares issued and outstanding: 2002—963,666; 2001—963,666	745	745
Common stock—no par value; 40,000,000 shares authorized; shares issued and outstanding: 2002—10,824,812; 2001—8,961,288	10,354	8,508
Additional paid in capital	3,912	2,745
Deferred compensation	(194)	—
Accumulated deficit	(11,216)	(7,256)

Total stockholders' equity	3,601	4,742

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,214	$6,102

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2002	2001
Revenues	$8,155	$7,789
Cost of revenues	6,182	6,019

Gross margin	1,973	1,770
Operating expenses:
Selling, general and administrative	4,463	4,645
Research and development	423	1,134
Goodwill impairment	1,025	—

Total operating expenses	5,911	5,779

Operating loss	(3,938)	(4,009)
Other income (expense)
Interest and other income, net	73	82
Loss on disposal of property and equipment	—	(354)
Loss on sale of depleted zinc business	—	(208)
Gain on sale of International Process Research Corporation	—	59
Interest expense	(101)	(2)
Foreign exchange	6	(66)

Total other income (expense), net	(22)	(489)

Loss before income tax expense	(3,960)	(4,498)
Income tax expense	—	—

NET LOSS	$(3,960)	$(4,498)

DEEMED DIVIDEND ON PREFERRED STOCK	$—	$(729)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,960)	$(5,227)

Net loss per share—basic and diluted
Net loss per share attributable to common shareholders	$(.40)	$(.63)
Shares used in computing per share information	9,876	8,329

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock
					Additional Paid in Capital	Deferred Compensation	(Accumulated Deficit)
	Shares	Amount	Shares	Amount				Total
BALANCES, April 30, 2000	1,830,000	$1,415	10,492,931	$6,764	$2,016	$(150)	$(2,029)	$8,016
Conversion of preferred stock to common stock	(866,334)	(670)	866,334	670	—	—	—	—
Deemed dividend on preferred stock	—	—	—	—	729	—	(729)	—
Exercise of stock options and warrants	—	—	301,244	208	—	—	—	208
Fair value of common stock and warrants issued for services	—	—	4,500	44	—	—	—	44
Amortization of deferred compensation	—	—	—	—	—	150	—	150
Issuance of common stock	—	—	337,500	675	—	—	—	675
Common stock issued under Employee Stock Purchase Program	—	—	14,214	16	—	—	—	16
Fair value of common stock issued for patent rights	—	—	75,000	131	—	—	—	131
Cancellation of common stock issued to Eagle-Picher related to exercise of common stock warrants	—	—	(3,130,435)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(4,498)	(4,498)

BALANCES, April 30, 2001	963,666	745	8,961,288	8,508	2,745	—	(7,256)	4,742
Exercise of warrants	—	—	494,849	473	—	—	—	473
Fair value of common stock issued for intangible assets	—	—	500,000	590	—	—	—	590
Fair value of common stock issued for services and employee compensation	—	—	549,750	574	—	—	—	574
Fair value of common stock issued for services as deferred compensation	—	—	200,000	202	—	(202)	—	—
Amortization of deferred compensation	—	—	—	—	—	8	—	8
Fair value of warrants issued for services	—	—	—	—	217	—	—	217
Issuance of common stock to settle registration rights issue	—	—	112,504	—	—	—	—	—
Common stock issued under Employee Stock Purchase Program	—	—	6,421	7	—	—	—	7
Warrants issued and beneficial conversion feature related to Series 2002A Convertible Notes	—	—	—	—	950	—	—	950
Net loss	—	—	—	—	—	—	(3,960)	(3,960)

BALANCES, April 30, 2002	963,666	$745	10,824,812	$10,354	$3,912	$(194)	$(11,216)	$3,601

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,960)	$(4,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of depleted zinc business	—	208
Gain on sale of International Process Research Corporation	—	(59)
Depreciation and amortization	216	311
Impairment of goodwill	1,025	—
Fair value of common stock and warrants issued for services and amortization of deferred compensation	810	194
Deferred income taxes	—	419
Loss on disposal of property and equipment	—	354
Changes in operating assets and liabilities:
Accounts receivable	33	294
Income taxes receivable	419	(419)
Inventories	32	(226)
Prepaid expenses and other assets	(202)	18
Accounts payable	70	221
Accrued liabilities	(301)	188
Income taxes payable	—	(152)

Net cash used in operating activities	(1,858)	(3,147)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(43)

Net cash used in investing activities	(17)	(43)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(126)	(4)
Proceeds from borrowings	1,156	—
Proceeds from issuance of common stock	480	899

Net cash provided by financing activities	1,510	895

NET DECREASE IN CASH AND CASH EQUIVALENTS	(365)	(2,295)
Cash and cash equivalents at beginning of period	1,090	3,385

Cash and cash equivalents at end of period	$725	$1,090

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

        Isonics Corporation develops and markets products worldwide based on isotopes for applications in the energy, medical research, diagnostic, pharmaceutical and semiconductor industries. The consolidated financial statements include our accounts and those of our wholly-owned subsidiary, Chemotrade GmbH ("Chemotrade"). The consolidated financial statements also include the accounts of International Process Research Corporation ("IPRC") through January 31, 2001. On February 1, 2001, we sold IPRC to a management group (see Note 10). All significant intercompany accounts have been eliminated in consolidation.

Cash Equivalents

        Cash equivalents include investments purchased with a maturity of less than ninety days. Cash balances held in foreign bank accounts were $388,000 and $616,000 at April 30, 2002 and 2001, respectively.

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

Goodwill

        Goodwill resulted from the acquisition of Chemotrade. We evaluate goodwill for impairment by comparing the unamortized balance of goodwill to the undiscounted future cash flows of the related assets. We modify or adjust goodwill, if impairment is indicated, by comparing the carrying value of the related business assets to their estimated fair value. Estimated fair value is based on estimated discounted future cash flows. Based upon our most recent evaluation, we have determined that goodwill has been impaired and as a result, we have taken a charge of $1,025,000 during the year ended April 30, 2002 (see Note 9). The goodwill resulting from the Chemotrade acquisition is being amortized on a straight-line basis over twenty years. In 2001, we increased the amount of recorded goodwill by $114,000 resulting from contingent consideration payable to the sellers based on the 2001 earnings of Chemotrade.

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

Fair Values of Financial Instruments

        The fair value of cash and cash equivalents, trade receivables, trade payables and debt approximates carrying value due to the short maturity of such instruments. The fair value of the convertible notes payable is approximately $870,000, and is estimated based on discounted cash flows using our current incremental borrowing rate for similar types of borrowing arrangements.

Translation of Foreign Currencies

        We conduct substantially all of our transactions in U.S. dollars, except for certain transactions of Chemotrade that are conducted in Euros. The financial statements of Chemotrade are prepared in Euros and remeasured into U.S. dollars for purposes of consolidation, with the U.S. dollar as the functional currency. Gains and losses from remeasurement and transaction gains and losses are included in the statement of operations.

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

Net Loss Per Share

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

        In 2002, a total of 7,746,705 outstanding stock options and warrants, and 963,666 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted computation, as the inclusion would be anti-dilutive. In 2001, a total of 5,742,947 outstanding stock options and warrants, and 963,666 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted computation, as the inclusion would be anti-dilutive. During 2001, 3,130,435 shares of common stock were excluded from the basic computation, as the issuance of this common stock was contingent upon the delivery of silicon-28 per the terms of the Eagle-Picher Technologies, LLC ("Eagle-Picher") transaction (see Note 3).

        The following table reconciles the shares used in the per share computation (in thousands):

	Year Ended April 30,
	2002	2001
Weighted average shares of common stock outstanding	9,876	10,807
Less: Weighted average shares contingently issued	—	(2,478)

Shares used for net loss per share—basic and diluted	9,876	8,329

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 shall be amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from Silicon Evolution, Inc. ("SEI") subsequent to June 30, 2001, and have followed the requirements of SFAS No. 142 (see Note 4).

        Included in our assets at April 30, 2002, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Upon adoption of SFAS No. 142 on May 1, 2002, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year. We are required to assess this goodwill for impairment in the year of adoption, effective as of the beginning of the year, and at least annually thereafter. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards. In the event our analysis under the new guidance indicates this goodwill is further impaired, we will be required to record a charge to our earnings in the year of adoption.

        We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

NOTE 2—FINANCIAL STATEMENT COMPONENTS

        Inventories consist of the following (in thousands):

	April 30,
	2002	2001
Finished goods	$248	$186
Work in process	212	306

	$460	$492

        Prepaid expenses and other current assets consists of the following (in thousands):

	April 30,
	2002	2001
Prepaid consulting services (see Note 6)	$172	$—
Expenses related to Series 2002A Convertible Notes (see Note 13)	182	—
Note receivable from SEI (see Note 4)	93	—
Fair value of common stock warrants issued to Silicon Quest International for manufacturing services (see Note 5)	63	—
Prepaid Insurance	62	—
Other	177	190

	$749	$190

        Property and equipment consists of the following (in thousands):

	April 30,
	2002	2001
Office furniture and equipment	$281	$272
Production equipment	27	34
Leasehold improvements	7	7

	315	313
Accumulated depreciation and amortization	(245)	(218)

	$70	$95

        Accrued liabilities consist of the following (in thousands):

	Year ended April 30,
	2002	2001
Compensation	$43	$52
Customer advances and deposits	147	152
Contingent consideration payable on Chemotrade acquisition	—	114
Other	99	272

	$289	$590

        Supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year ended April 30,
	2002	2001
Class A Preferred Stock converted into common stock	$—	$670
Common stock issued for patent rights	$—	$131
Contingent consideration accrued on Chemotrade acquisition	$—	$114
Common stock issued for intangible assets	$590	$—
Associated with Series 2002A Convertible Notes (Note 13):
Common stock warrants issued to employees for pledging shares as collateral	$228	$—
Allocation of proceeds to warrants issued in conjunction with the notes and beneficial conversion feature associated with the convertible notes	$620	$—
Common stock warrants issued to investment banker	$102	$—

        Supplemental disclosures of cash flow information (in thousands):

	Year ended April 30,
	2002	2001
Cash paid during the period for:
Interest	$17	$3
Income taxes	$—	$195

NOTE 3—SALE OF DEPLETED ZINC BUSINESS

        On December 1, 1999, we sold our depleted zinc business to Eagle-Picher for $8,230,000, including $1,500,000 due in equal installments on November 30, 2000, 2001 and 2002. We received cash of approximately $6,730,000 from Eagle-Picher at the closing, of which approximately $1,150,000 was used to pay certain accrued liabilities and debt. Upon completion of the sale, we recognized a net gain on the sale amounting to $5,088,000. Eagle-Picher's obligation to pay the final $1,500,000 was subject to the performance of our former depleted zinc supplier under the terms of a supply agreement that was transferred to Eagle-Picher in the sale.

        For the year ended April 30, 2000, we were recognizing the $1,500,000 on a straight-line basis as our former supplier performed. As of April 30, 2000, we had recognized additional gain of $208,000. Eagle-Picher failed to make the first additional payment due November 30, 2000. We believe that the unaffiliated supplier performed as required, and that Eagle-Picher had no cause for its non-payment. We demanded payment from Eagle-Picher, but Eagle-Picher made an unacceptable counteroffer. A total of $458,000 of the contingent gain had been recognized at the time of Eagle-Picher's default, of which $250,000 had been recognized in the year ended April 30, 2001. We ceased recognizing any additional contingent gain as a result of Eagle Picher's failure to make the first payment when due. We established a reserve for the notes receivable and gain recognized to date resulting in a net loss of $208,000 in 2001.

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

        In addition to its refusal to pay the aforementioned installments of $500,000 due November 30, 2000 and 2001, Eagle-Picher did not deliver 200 kilograms of silicon-28, meeting the specifications as set forth in our agreement, by December 31, 2000. We know that Eagle-Picher's silicon-28 production facility in Oklahoma has encountered certain technical difficulties, which Eagle-Picher refers to as a force majeure. We believe that Eagle-Picher's technical difficulties did not meet the definition of force majeure per our agreements, which would have entitled Eagle-Picher to a delay in the delivery requirement.

        As Eagle-Picher was claiming force majeure, it believed it was entitled to retain its ownership to the 3,130,435 shares obtained through the net exercise of the common stock warrant and believed it also should have received the disputed 155,279 shares of our common stock. We disputed Eagle-Picher's claims and on January 26, 2001, our Board of Directors authorized us to cancel Eagle-Picher's common stock shares and return those shares to the "authorized, unissued" category. We cancelled the shares on February 20, 2001.

        As we were unable to come to a resolution, we filed for binding arbitration on March 26, 2001 claiming damages against Eagle-Picher of $75,500,000. Eagle-Picher claimed damages of $10,000,000 for alleged misrepresentations regarding the status of the depleted zinc business at the time of sale.

        Subsequent to year-end, on July 24, 2002, we entered into a settlement agreement whereby Eagle-Picher paid us $2,500,000 as full consideration for settlement of the dispute. Neither Isonics nor Eagle-Picher acknowledged fault or liability in connection with the dispute. In addition, as a result of the settlement, no shares of our common stock were ultimately issued to Eagle-Picher. In connection with the settlement, we recognized legal expense of $360,000 payable to our legal counsel as satisfaction of the contingency portion of our legal fees, resulting in a net gain of $2,140,000.

NOTE 4—ACQUISITION OF INTANGIBLE ASSETS FROM SILICON EVOLUTION, INC.

        On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with SEI whereby we issued 500,000 shares of our Series B Convertible Preferred Stock for the right to indefinitely use intellectual property assets owned or leased by SEI. The 500,000 shares of Series B Convertible Preferred Stock were valued at $590,000 based upon the closing price on September 14, 2001 of our common stock into which the preferred shares were convertible. On November 13, 2001, the Series B Convertible Stock automatically converted to common stock on a share-for-share basis after our shareholders approved an increase in our authorized capitalization (see Note 13). Under the terms of the agreement, SEI may convert the license into a non-exclusive license if we fail to invest at least $2,000,000 in facilities for the production of Silicon-On-Insulator ("SOI") wafers on or before October 1, 2002.

        We have determined that the acquired intangible assets currently have an indefinite useful life as they are not bound by any legal time periods or otherwise limited due to competing technologies, and therefore, in accordance with SFAS No. 142 Goodwill and other Intangible Assets they will not be amortized but rather tested annually for impairment. If indicators of impairment do arise, the intangible assets will be tested for impairment and may result in an impairment charge in the future. Additionally, each reporting period we will evaluate whether events and circumstances continue to support our assessment of an indefinite useful life for these intangible assets.

        On November 26, 2001 we hired one former SEI employee to function in the role of Vice President, Advanced Wafer Technology for our newly started SOI business. As part of the employment package, we granted the employee 200,000 shares of restricted stock, vesting in different increments over five years and 200,000 stock options of which 20,000 vested on December 1, 2001 and the remaining amounts vest ratably over five years. The restricted stock and the stock options were issued at and are exercisable at $1.01 per share, respectively. The unamortized deferred compensation as of April 30, 2002, relating to the unvested portion of the restricted stock award is $194,000, is recorded as a reduction to stockholders' equity and is being amortized to compensation expense ratably over the vesting period.

        In connection with the negotiation of the acquisition of the above described intangible assets, we provided a working capital loan to SEI of approximately $93,000. The loan is secured by substantially all of SEI's assets. In December 2001, SEI filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. We are confident that our security position will allow for full recoverability of the receivable and we anticipate repayment of this loan to occur during the year ending April 30, 2003.

NOTE 5—ALLIANCE AGREEMENT WITH SILICON QUEST INTERNATIONAL, INC.

        On December 19, 2001 we entered into an alliance agreement with Silicon Quest International, Inc. ("SQI") whereby SQI agreed to exclusively manufacture and supply SOI wafers for Isonics. In addition, SQI will provide sales and marketing services as requested by Isonics. The alliance agreement expires on January 24, 2003 and dictates that if the agreement is not amended or extended, then SQI is prohibited from manufacturing SOI wafers without our written permission until January 24, 2004. In connection with this agreement we issued a common stock warrant (valued at $83,000 using the Black-Scholes pricing model) to purchase 100,000 shares of restricted common stock at $1.50 per share. The common stock warrant vested immediately and is exercisable in its entirety beginning December 19, 2002. The common stock warrant expires on December 19, 2004, and its value is being amortized to cost of revenues over the twelve month period beginning February 1, 2002. As of April 30, 2002, approximately $63,000 has not been amortized and is recorded as prepaid expenses and other current assets in the accompanying consolidated balance sheet. We shipped our first SOI wafers in January 2002 and recognized revenue of approximately $15,000 for the year ended April 30, 2002.

NOTE 6—CONSULTING AGREEMENT WITH INVESTOR RELATIONS SERVICES, INC.

        On December 18, 2001 we entered into a one-year consulting agreement with Investor Relations Services, Inc. ("IRSI") whereby we issued 500,000 shares of restricted common stock for consulting services consisting of financial advisory, strategic business planning and investor and public relations services. The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the first six months of calendar 2002. The restricted common stock was valued at $515,000 based upon the closing price of our common stock on December 18, 2001 and is being amortized to consulting expense over the six-month period beginning January 1, 2002. As of April 30, 2002 approximately $172,000 has not been amortized and is recorded as prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the last six months of calendar 2002 IRSI will act as an advisor but to the extent that we request IRSI to incur any expenses on our behalf, we will be required to reimburse IRSI for such costs.

        Subsequent to year end, on July 1, 2002 we amended the agreement whereby we issued 250,000 shares of restricted common stock so that IRSI will continue to perform consulting services consisting of financial advisory, strategic business planning and investor and public relations services. The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the last six months of calendar 2002. The restricted common stock was valued at $247,500 based upon the closing price of our common stock on July 1, 2002.

NOTE 7—INVESTMENT BANKING AGREEMENT WITH VFINANCE, INC.

        In January 2002, we entered into an agreement with vFinance, Inc. ("vFinance") whereby we issued a common stock warrant (valued at $44,500 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $1.50 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires on March 20, 2005 and was expensed to consulting services upon the signing of the agreement. Under the terms of the agreement, which also requires a monthly fee of $5,000, we retained vFinance on an exclusive basis for 90 days and on a non-exclusive monthly basis thereafter. The agreement is cancelable by either party upon 30 days notification. This agreement was subsequently terminated in June 2002.

        Subsequent to year-end, on June 10, 2002, we entered into a new agreement with vFinance whereby we issued 25,000 shares of restricted common stock (valued at $26,500 based upon the fair market value of the stock) and 200,000 common stock warrants (valued at $176,000 using the Black-Scholes pricing model) for investment banking, market making and consulting services. The common stock warrants are exercisable at $2.32 per share and expire on June 10, 2006. The agreement is cancelable by either party upon 30 days notification.

NOTE 8—ACCOUNTS RECEIVABLE FINANCING AGREEMENT

        On January 18, 2002 we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank ("SVB") whereby SVB will advance up to 80% of all gross receivables (up to $1,500,000) submitted for financing. Amounts financed are secured individually by the related account receivable and generally by our assets and incur monthly finance and administrative charges of up to 2.25% until repaid. The agreement expires January 17, 2003 and there were no amounts outstanding under this agreement as of April 30, 2002 or subsequent to year-end through July 31, 2002.

NOTE 9—IMPAIRMENT OF GOODWILL

        The dynamics of Chemotrade's business changed throughout the year ended April 30, 2002, including the realization in the fourth quarter that we would be unable to renew a major sales contract that expires December 31, 2002, the retirement of two key members of management and an evolving change in our current and future product mix. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the acquisition of Chemotrade. We revised our projections and determined that the projected results would not fully support the future amortization of the goodwill balance. In accordance with our policy, we assessed the recoverability of goodwill using a discounted cash flow projection over the next six years, at a risk-adjusted rate of 12%. The six-year time horizon represents our best estimate of Chemotrade's future cash flows given current planned operating conditions. Based on this projection, the cumulative cash flow was insufficient to fully recover the goodwill and fixed asset balance. As a result, we determined that assets with a carrying value of $2,881,000 were impaired, resulting in a write-down of goodwill of $1,025,000 to its fair value.

NOTE 10—REORGANIZATION AND SUBSEQUENT SALE OF IPRC

        On May 1, 2000, we substantially reorganized IPRC to focus on the recovery and recycling of zinc metal from various sources, including galvanized steel scrap, electric arc furnace dust and brass scrap. From May 1, 2000, through January 31, 2001 IPRC did not engage in any revenue producing activities.

        In January 2001, we acquired the patent rights related to the recovery and recycling of zinc processes from three unaffiliated parties. A total of 75,000 shares of our common stock valued at $131,000 were issued for these rights. On February 1, 2001 we sold IPRC and the acquired patent rights to Interpro Zinc, LLC ("Interpro"), a limited liability company formed by a management group. As part of the transaction, Interpro assumed approximately $700,000 in liabilities associated with the operations of IPRC and agreed to indemnify us against any contingent liabilities related to the IPRC site in Golden, Colorado. The management group consists of Dr. Robert H. Cuttris, formerly president of IPRC, James E. Alexander, president, chief executive officer and chairman of the board of directors of Isonics Corporation, and Boris Rubizhevsky, senior vice president and director of Isonics Corporation. Each of the three aforementioned individuals owns 25% of Interpro. Each of the three aforementioned individuals contributed $100,000 to Interpro to continue the development of the zinc recovery technology. Isonics received a 25% interest in Interpro as consideration for the sale. We realized a gain from the sale of IPRC of $59,000, representing the net liabilities at the date of disposition. In addition, Interpro has assumed Dr. Cuttriss' employment agreement that extended through September 2003. We signed a cooperation agreement (which expired on December 31, 2001) with Interpro to continue leasing office, laboratory and storage space at our current location.

        On January 1, 2002 we extended our cooperation agreement on a month-to-month basis with Interpro to continue leasing office, laboratory and storage space at our current location. We incurred rental expense to Interpro of approximately $33,000 for the year ended April 30, 2002.

NOTE 11—INCOME TAXES

        Deferred tax assets (liabilities) are comprised of the following (in thousands):

	April 30,
	2002	2001
Deferred tax assets
Accruals and expenses deductible in future periods	$730	$1,464
Amortization and depreciation	125	—
Net operating loss and credit carryforwards	2,206	683

Total deferred tax assets	3,061	2,147
Valuation allowance	(3,061)	(2,083)

	—	64
Deferred tax liabilities
Amortization and depreciation	—	(64)

	$—	$—

        Income tax expense (benefit) consists of the following (in thousands):

	April 30,
	2002	2001
Current
Federal	$(888)	$(419)
State	(81)	—
Foreign	(37)	—

	(1,006)	(419)
Deferred
Federal	888	419
State	81	—
Foreign	37	—

	1,006	419

	$—	$—

        A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

	April 30,
	2002	2001
Expected benefit at federal statutory rate	$(1,346)	$(1,529)
State taxes net of federal benefit	(65)	(178)
Foreign income taxed at different rates	82	—
Other items	351	—
Change in valuation allowance	978	1,707

	$—	$—

        The federal net operating loss carryforward of approximately $4,955,000 as of April 30, 2002 expires on various dates through 2022. In addition, Chemotrade has a net operating loss carryforward of approximately $428,000 which under current German tax law will not expire until utilized.

        We have established a full valuation allowance against the deferred tax assets because it is uncertain whether we will utilize these benefits due to continuing operating losses.

NOTE 12—DEBT AND LETTER OF CREDIT

        We have term debt outstanding of $21,000 and $16,000 as of April 30, 2002 and 2001, respectively. The loan bears interest at 5.47%, has a five-year life and is anticipated to be repaid in the year ended April 30, 2003. As a result, the loan has been classified as short term in the accompanying balance sheets. In addition, we have notes outstanding of $25,000 primarily relating to funding of working capital. The notes bear interest at 12 percent, require a monthly payment of approximately $5,000 and are due August 31, 2002. We currently have no lending facilities with any financial institutions, except for an unsecured line of credit available to Chemotrade in the amount of approximately $190,000 and a letter of credit guarantee relating to imports and exports for $50,000. There were no amounts outstanding under the line of credit as of April 30, 2002 and 2001, respectively.

NOTE 13—STOCKHOLDERS' EQUITY

Increase in Authorized and Reserved Capital

        Effective November 13, 2001 our shareholders voted to approve an amendment to our articles of incorporation whereby our authorized common stock was increased from 20,000,000 to 40,000,000 shares.

Common Stock

        On December 13, 2000, we completed a private placement to accredited investors whereby we sold 337,500 units for $675,000. Each unit consisted of one share of common stock and two redeemable Class B common stock warrants. Class B common stock warrants are exercisable at $1.50 per share until December 31, 2005. Each Class B common stock warrant entitles the holder to receive one share of common stock and one redeemable Class C common stock warrant. Each Class C common stock warrant entitles the holder to purchase one share of common stock at $2.50 until December 31, 2005. We may redeem the Class B and C common stock warrants at a price of $.10 if the closing price of our common stock trades at or above $3.75 per share for any 20 of 30 consecutive trading days provided a registration statement permitting the exercise of those warrants is then current and effective.

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

        During 1998, the Emerging Issues Task Force issued EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which was applicable for equity instruments issued after May 20, 1999. EITF 98-5 requires issuers of convertible preferred stock containing a nondetachable conversion feature that is in-the-money at the commitment date to allocate part of the proceeds of the issuance to the conversion feature based on its intrinsic value. The conversion feature on the 1,830,000 shares of preferred stock had an intrinsic value of $686,000 at the commitment date and was reported as a deemed dividend for the year ended April 30, 2000.

        On November 16, 2000, the Emerging Issues Task Force issued EITF 00-27, "Application of EITF Issue 98-5 to Certain Convertible Instruments." EITF 00-27 requires the use of an effective conversion price in determining the value of a conversion feature contained in a convertible equity instrument. The consensus opinion for this issue is retroactive for instruments issued after May 20, 1999 and is to be applied in the quarter that includes November 16, 2000. In applying the requirements of EITF 00-27, we determined the value of the conversion feature contained in our preferred stock to be $1,415,000. Of this amount, $686,000 was reported as a deemed dividend in 2000 as discussed above. The remaining $729,000 has been reported as a deemed dividend in 2001.

Dilution Adjustments to Preferred Shareholders

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders have anti-dilution rights if we issue or sell common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. As a result of various transactions during the year ended April 30, 2002 including the issuance of the Series 2002A 4% Convertible Notes, the issuance of restricted common stock to SEI, IRSI and company employees, the issuance of common stock warrants to SQI, the exchange offer of Class A common stock warrants and the issuance of common stock options and warrants to employees, we issued an additional 642,654 common stock warrants and reduced the exercise price to $2.79 on all related common stock warrants in order to satisfy the anti-dilution provisions. As of April 30, 2002, there are 3,085,622 common stock warrants outstanding related to the Series A Convertible Preferred Stock private placement. These common stock warrants expired unexercised on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance of the Series 2002A 4% Convertible Notes at $1.00 per share, the Series A Convertible Preferred Stock is now convertible at 1.50 shares of common stock for each share of Series A Convertible Preferred stock outstanding.

Series 2002A Convertible Notes

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 in Series 2002A Convertible Notes along with 200,000 detachable common stock warrants. The notes are convertible at a ratio of one common share for each dollar of note outstanding, bear interest at 4% per annum and are due March 1, 2003. The common stock warrants vested immediately, are exercisable at $1.25 per share and expire on March 20, 2005. The notes are convertible at the option of the Company at any time provided that we have met the requirement that the common stock underlying the convertible notes has been registered for resale pursuant to an effective registration statement. The notes are convertible at the option of the holder at any time commencing 91 days after the original issuance date.

        Under the terms of the financing agreement, we were required to register the common stock underlying the convertible notes for resale pursuant to an effective registration statement. If we failed to meet this requirement, the holders of the notes had the right to exchange their notes for freely trading common shares pledged by two officers of the Company. Each officer had pledged 500,000 shares as collateral. The common shares underlying the convertible notes were effectively registered on June 9, 2002. None of the notes have been converted to common stock as of April 30, 2002. Subsequent to year-end, as of July 25, 2002, the $1,000,000 of convertible notes have been converted to 1,000,000 shares of common stock.

        As a result of allocating the proceeds between the convertible notes and the detachable warrants on a relative fair value basis, we recorded a discount to the convertible notes of $190,000. In addition, after applying the provisions of EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of EITF Issue 98-5 to Certain Convertible Instruments," we determined that the conversion feature on the $1,000,000 convertible notes had an intrinsic value of $430,000, which was recorded as an additional discount to the convertible notes. The discount to the convertible notes is being amortized to interest expense over the life of the convertible notes. We incurred approximately $74,000 in interest expense related to the amortization of the discount to the convertible notes during the year ended April 30, 2002. As of April 30, 2002 the balance, net of discount, on the Series 2002A Convertible Notes is approximately $454,000 and is presented as convertible notes payable in the accompanying balance sheets. As a result of the subsequent conversion of the notes to common stock, we will expense the entire remaining discount amount of $546,000 to interest expense in the first quarter of the year ended April 30, 2003.

        In connection with completing the financing arrangement, we paid the investment banker $100,000 and issued them 100,000 common stock warrants (valued at $102,000 using the Black-Scholes pricing model). The common stock warrants are exercisable at $1.25 per share and expire on March 20, 2005. The total debt offering costs have been capitalized and are being amortized to expense over the life of the convertible notes.

        As a result of two of our officers pledging 500,000 each of their own common shares in connection with this transaction, we issued each of them 100,000 common stock warrants (valued at $228,000 using the Black-Scholes pricing model). The common stock warrants vested immediately, are exercisable at $1.25 per share and expire on March 20, 2007. The fair market value of these common stock warrants was expensed in the year ended April 30, 2002.

Stock Option and Purchase Plans

1996 Stock Option Plan

        Our 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2002, there remain 358,769 options outstanding and zero shares available for grant under the 1996 Stock Option Plan.

Directors' Stock Option Plan

        The 1998 Directors' Plan provides that each person serving as a member of the Board, who is not an employee of Isonics, receive options to purchase 20,000 shares of common stock when such person accepts his position as a director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a director provided such person is not an employee of Isonics at the time of election. The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors' plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options' termination. As of April 30, 2002, options to purchase a total of 170,000 shares were outstanding under the directors' plan.

Executive and Incentive Stock Option Plans

        In November 1996, the Board of Directors adopted the Executives' Incentive and Incentive Stock Option Plans authorizing the granting of up to 570,000 and 150,000 incentive and nonqualified stock options respectively, to our key employees, directors or consultants. Effective October 11, 2000, shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 1,000,000 and 500,000, respectively. Effective November 13, 2001, our shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 2,000,000 and 1,000,000, respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over four to five years and expire five to ten years after the date of grant. As of April 30, 2002, options to purchase a total of 1,039,704 shares were outstanding and 1,603,658 shares were available for grant under the Executive and Incentive Stock Option Plans.

Employee Stock Purchase Plan

        The employee stock purchase plan has reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value of our common stock at the beginning or the end of the offering period. As of April 30, 2002, 34,358 shares have been issued under the plan.

Pro Forma Disclosure of Compensation Expense under SFAS No. 123

        The exercise price of options granted is the quoted market price of our stock on the date of grant. Accordingly, no compensation expense has been recognized for grants from the plans made to employees or directors. Had compensation cost for grants to employees and directors been determined based on the fair value of the options at the grant dates consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our results of operations and per share amounts for the years ended April 30, 2002 and 2001 would have been changed to the pro forma amounts indicated below.

	2002	2001
Net loss attributable to common shareholders
As reported	$(3,960,000)	$(5,227,000)
Pro forma	$(4,389,000)	$(5,819,000)
Income loss per share attributable to common shareholders—basic
As reported	$(.40)	$(.63)
Pro forma	$(.44)	$(.70)
Income loss per share attributable to common shareholders—diluted
As reported	$(.40)	$(.63)
Pro forma	$(.44)	$(.70)

        For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions; no expected dividends, volatility of 150%; risk-free interest rate of 4.0%; and expected lives of four to eight years. A summary of the status of our stock option plans as of April 30, 2002 and 2001, and changes during the years ended on these dates is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2000	1,086,764	$2.25
Granted	235,000	$2.68
Exercised	(201,912)	$1.03
Canceled	(12,000)	$2.00

Outstanding, April 30, 2001	1,107,852	$2.43
Granted	805,121	$1.17
Exercised	—	—
Canceled	(344,500)	$2.84

Outstanding, April 30, 2002	1,568,473	$1.69

        The weighted average fair value of options granted during the years ended April 30, 2002 and 2001 was $1.07 and $2.46, respectively.

        The following information applies to options outstanding at April 30, 2002:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise price
$0.58	207,340	$0.58	4	207,340	$0.58
$1.00 - $1.44	909,704	$1.12	5	414,704	$1.17
$1.66 - $2.38	241,429	$1.81	6	166,429	$1.73
$3.50	80,000	$3.50	5	80,000	$3.50
$5.50 - $7.31	130,000	$6.13	4	72,500	$7.15

	1,568,473	$1.69		940,973	$1.80

Warrants

        We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2000	3,926,647	$4.01
Warrants issued in private placement of common stock	675,000	1.50
Warrants issued under anti-dilution agreement	146,301	3.52
Warrants issued for services	10,000	5.00
Exercised	(99,332)	2.76
Forfeited, via net exercise	(23,521)	2.76

Outstanding, April 30, 2001	4,635,095	3.44
Warrants issued in settlement of registration statement requirements	675,000	1.50
Class C warrants issued in connection with exercise of Class B warrants	202,500	2.50
Warrants issued in connection with issuance of convertible notes	500,000	1.27
Warrants issued under anti-dilution agreement	642,654	2.79
Warrants issued for services	250,000	1.43
Exercised	(494,849)	0.96
Expired	(232,168)	5.48

Outstanding, April 30, 2002	6,178,232	$2.35

        The outstanding warrants as of April 30, 2002, are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Expiration Date
Class B Warrants	1,780,110	$1.50	12-31-2005
Class C Warrants	202,500	$2.50	12-31-2005
Other Warrants	4,195,622	$2.70	(1)

	6,178,232	$2.35

(1)
The other warrants expire at various dates ranging from July 18, 2002 through July 31, 2007.

        On April 30, 2001, we completed an exchange offer whereby the holders of Class A common stock warrants could exchange each Class A common stock warrant for a Class B common stock warrant. In order to participate in the exchange offer, each holder of the Class A common stock warrants was required to submit their election by April 30, 2001. As a result of this exchange offer, 632,610 of the 810,000 Class A common stock warrants were exchanged for Class B common stock warrants. The remaining 177,390 Class A common stock warrants that weren't exchanged expired September 21, 2001.

NOTE 14—BUSINESS SEGMENTS AND FOREIGN OPERATIONS

        We currently have three reportable segments: life sciences, semiconductor materials and products and corporate. Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications. Our semiconductor materials and products segment sells SOI wafers and is involved in several research and development projects including silicon-28. Our corporate segment has no revenues of its own.

        Information by segment is set forth below (in thousands):

	2002	2001
Segment revenues:
Life sciences	$8,140	$7,789
Semiconductor materials and products	15	—

Total	$8,155	$7,789

Segment operating (loss) income
Life sciences	$(388)	$512
Semiconductor materials and products	(659)	(594)
Corporate	(2,891)	(3,927)

Total	$(3,938)	$(4,009)

Total assets:
Life sciences	$3,543	$5,069
Semiconductor materials and products	598	—
Corporate	1,073	1,033

Total	$5,214	$6,102

        A summary of our operations by geographic area is presented below (in thousands):

	2002	2001
Net revenues
United States	$4,239	$2,602
Germany	3,916	5,187

Total	$8,155	$7,789

Operating loss
United States	$(2,677)	$(3,978)
Germany	(1,261)	(31)

Total	$(3,938)	$(4,009)

Total assets
United States	$2,402	$1,814
Germany	2,812	4,288

Total	$5,214	$6,102

NOTE 15—EMPLOYEE BENEFIT PLAN

        We have a profit sharing plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our employees. Company contributions to the plan aggregated approximately $27,000 and $39,000 for 2002 and 2001, respectively.

NOTE 16—CONCENTRATIONS

        As of April 30, 2002, three customers accounted for approximately 37% of total net accounts receivable. Five customers accounted for approximately 50% of total net accounts receivable at April 30, 2001. Three customers accounted for approximately 48.0% of revenues during the year ended April 30, 2002. Five customers accounted for approximately 41% of revenues during the year ended April 30, 2001.    Two customers accounted for approximately 47% and 35% of the German segment's revenue for the year ended April 30, 2002 and 2001, respectively. Two customers accounted for approximately 37% of the German segment's accounts receivable at April 30, 2002. One customer accounted for approximately 23% of the German segment's accounts receivable at April 30, 2001.

NOTE 17—RELATED PARTY TRANSACTIONS

        In October 2001, we entered into a four-year consulting agreement with Wells Investment Group ("WIG") principally for financial advisory services. Under the terms of the agreement, we paid $15,000 and issued a common stock warrant (valued at $45,000 using the Black-Scholes pricing model) to purchase 50,000 shares of restricted common stock at $1.50 per share. The common stock warrant vested immediately, expires on October 15, 2005 and is being amortized to consulting expense over the life of the agreement. WIG, is owned and controlled by a member of our Board of Directors.

        On January 1, 2002, we entered into a one-year consulting agreement with HS-CONSULT GMBH ("HSC") primarily to assist Chemotrade in buying and selling isotope products. HSC primarily consists of our former managing director of Chemotrade and an additional former key employee of Chemotrade. The consulting agreement expires on December 31, 2002 and requires a monthly payment of 5,500 Euros for the services to be provided. In connection with the agreement we also issued a common stock warrant (valued at $44,000 using the Black-Scholes pricing model) to purchase 50,000 shares of restricted common stock at $1.20 per share. The common stock warrant vested and is exercisable immediately. The common stock warrant expires on December 31, 2004 and is being amortized to consulting expense over the life of the agreement.

        On March 4, 2002, we entered into an agreement with our Vice President of Semiconductor Materials and Products whereby he loaned us $75,000. The loan bore interest at a rate of 12% per annum and was repaid in April 2002. There are no amounts outstanding to any employees at April 30, 2002.

NOTE 18—COMMITMENTS

        We rent office and production facilities and equipment under operating leases expiring through March 2004. Rent expense for operating leases was approximately $180,000 and $224,000 for the years ended April 30, 2002 and 2001, respectively. Future minimum annual operating lease commitments are as follows (in thousands):

Year ending April 30,
2003	$172
2004	46

$218

NOTE 19—SUBSEQUENT EVENTS

        Subsequent to year-end, on July 31, 2002, we sold our 75% interest in Chemotrade Leipzig GmbH ("CTL") to the 25% shareholder for 50,000 Euros. The transaction is effective as of May 1, 2002. Under the terms of the agreement, we will receive 20,000 Euros on August 10, 2002 and the remaining 30,000 Euros will be paid in five equal monthly installments at the end of each month beginning August 31, 2002. We recognized revenue and gross margin related to CTL of approximately $1,575,000 and $326,000, respectively for the year ended April 30, 2002.

QuickLinks

  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
ISONICS CORPORATION AND SUBSIDIARY Index to Financial Statements
Isonics Corporation and Subsidiary CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
Isonics Corporation and Subsidiary CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
Isonics Corporation and Subsidiary CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
Isonics Corporation and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Isonics Corporation and Subsidiary NOTES TO CONSOLIDATED FINANCIAL STATEMENTS