Form 10QSB
period 2002-07-31
ISONICS CORP
filed 2002-09-13
CIK 1023966

Use these links to rapidly review the document
Isonics Corporation and Subsidiary TABLE OF CONTENTS FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2002

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                              to

Commission file number: 001-12531

ISONICS CORPORATION
(Exact name of small business issuer as specified in its charter)

California	77-0338561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5906 McIntyre Street
Golden, Colorado 80403
(Address of principal executive offices)

(303) 279-7900
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, no par value, was 11,852,795 at August 30, 2002.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Isonics Corporation and Subsidiary

TABLE OF CONTENTS

FORM 10-QSB

Part I: Financial Information

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited) July 31, 2002	April 30, 2002
CURRENT ASSETS:
Cash and cash equivalents	$2,436	$725
Accounts receivable (net of allowances of $29 and $30, respectively)	922	745
Inventories	354	460
Prepaid expenses and other current assets	514	749

Total current assets	4,226	2,679

LONG-TERM ASSETS
Property and equipment, net	36	70
Goodwill	1,807	1,807
Intangible assets (net of accumulated amortization of $15 and $0, respectively)	575	590
Other assets	65	68

Total long-term assets	2,483	2,535

TOTAL ASSETS	$6,709	$5,214

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited) July 31, 2002	April 30, 2002
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$46
Convertible notes payable (net of discount of $0 and $546, respectively)	—	454
Accounts payable	854	824
Accrued liabilities	278	289

Total current liabilities	1,132	1,613

STOCKHOLDERS' EQUITY:
Class A Preferred Stock—no par value; 10,000,000 shares authorized; 963,666 shares issued and outstanding on July 31, 2002 and April 30, 2002	745	745
Common stock—no par value; 40,000,000 shares authorized; 11,852,795 shares issued and outstanding on July 31, 2002, and 10,824,812 shares issued and outstanding on April 30, 2002	11,383	10,354
Additional paid in capital	4,088	3,912
Deferred compensation	(175)	(194)
Accumulated deficit	(10,464)	(11,216)

Total stockholders' equity	5,577	3,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,709	$5,214

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2002	2001
Revenues	$2,241	$1,634
Cost of revenues	1,656	1,213

Gross margin	585	421
Operating expenses:
Selling, general and administrative	1,160	929
Research and development	61	105

Total operating expenses	1,221	1,034

Operating loss	(636)	(613)

Other income (expense):
Gain on legal settlement, net	2,140	—
Amortization of debt offering costs	(182)	—
Foreign exchange	(49)	(59)
Interest and other income, net	35	9
Interest expense	(556)	(20)

Total other income (expense), net	1,388	(70)

Income (loss) before income taxes	752	(683)
Income tax expense	—	4

NET INCOME (LOSS)	$752	$(687)

Net income (loss) per share—basic
Net income (loss) per share	$.07	$(.08)
Shares used in computing per share information	10,950	9,108
Net income (loss) per share—diluted
Net income (loss) per share	$.06	$(.08)
Shares used in computing per share information	12,524	9,108

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended July 31,
	2002	2001
Net cash provided by (used in) operating activities	$1,737	$(755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(2)

Cash used in investing activities	(2)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(25)	—
Proceeds from issuance of common stock	1	327

Cash provided by (used in) financing activities	(24)	327

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,711	(430)
Cash and cash equivalents at beginning of period	725	1,090

Cash and cash equivalents at end of period	$2,436	$660

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$1

Income taxes	$—	$4

Supplemental disclosure of noncash investing and financing activities:
Series 2002A Convertible Notes converted into common stock	$1,000	$—

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiary as of July 31, 2002, and for the three months ended July 31, 2002 and 2001 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2002.

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Contingently issued shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issued shares, the common shares issuable upon conversion of preferred stock or convertible debt (using the "if converted" method) and shares issuable upon the exercise of stock options and common stock warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

        The following table reconciles the denominator for the diluted net income (loss) per share computation (in thousands):

	Three Months Ended July 31,
	2002	2001
Denominator for basic net income (loss) per share—weighted average shares	10,950	9,108
Effect of dilutive securities:
Dilutive effect of conversion of preferred stock	1,465	—
Dilutive effect of stock options	109	—

Denominator for diluted net income (loss) per share—adjusted weighted-average shares and assumed conversions	12,524	9,108

        For the period ended July 31, 2002, a total of 4,213,743 outstanding stock options and common stock warrants and 883,000 common shares related to the $1,000,000 in face value of Series 2002A Convertible Notes converted during the period were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. For the period ended July 31, 2001, a total of 6,487,864 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.

        During the three month period ended July 31, 2002, we issued the following shares of Common Stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2002	10,824,812
Conversion of Series 2002A Convertible Notes	1,000,000
Issuance of shares for consulting services	25,000
Shares issued from employee stock purchase plan	2,983

Balance as of July 31, 2002	11,852,795

        The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $1,029,000 for the three months ended July 31, 2002.

Inventories

        Inventories consist of (in thousands):

	July 31, 2002	April 30, 2002
Finished goods	$62	$248
Work in process	292	212

Total inventories	$354	$460

Significant customers

        As of July 31, 2002, three customers accounted for approximately 61% of total net accounts receivable. Three customers accounted for approximately 37% of total net accounts receivable at April 30, 2002. Three customers accounted for approximately 50% of revenues during the three months ended July 31, 2002. Three customers accounted for approximately 43% of revenues during the three months ended July 31, 2001.    Two customers accounted for approximately 68% and 44% of the German segment's revenue for the three months ended July 31, 2002 and 2001, respectively. Two customers accounted for approximately 72% of the German segment's accounts receivable at July 31, 2002. Two customers accounted for approximately 37% of the German segment's accounts receivable at April 30, 2002.

Business Segments and Foreign Operations

        We currently have three reportable segments: life sciences, semiconductor materials and products and corporate. Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications. Our semiconductor materials and products segment sells silicon-on-insulator ("SOI") wafers and is involved in several research and development projects including silicon-28. Our corporate segment has no revenues of its own. Prior period segment information has been reclassified to conform with the current period presentation.

        Information by segment is set forth below (in thousands):

	Three Months Ended July 31,
	2002	2001
Segment revenues:
Life sciences	$2,229	$1,634
Semiconductor materials and products	12	—

Total	$2,241	$1,634

	Three Months Ended July 31,
	2002	2001
Segment operating (loss) income:
Life sciences	$262	$74
Semiconductor materials and products	(133)	(102)
Corporate	(765)	(585)

Total	$(636)	$(613)

	July 31, 2002	April 30, 2002
Total Assets:
Life sciences	$3,357	$3,543
Semiconductor materials and products	584	598
Corporate	2,768	1,073

Total	$6,709	$5,214

        A summary of operations by geographic area is as follows:

	Three Months Ended July 31,
	2002	2001
Revenues:
United States	$1,595	$904
Germany	646	730

Total	$2,241	$1,634

	Three Months Ended July 31,
	2002	2001
Operating loss:
United States	$(613)	$(541)
Germany	(23)	(72)

Total	$(636)	$(613)

	July 31, 2002	April 30, 2002
Total Assets:
United States	$4,100	$2,402
Germany	2,609	2,812

Total	$6,709	$5,214

Sale of Depleted Zinc Business and Subsequent Dispute Settlement

        On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for $8,230,000, including $1,500,000 due in equal installments on November 30, 2000, 2001 and 2002. During the year ended April 30, 2001, we entered into a dispute with Eagle-Picher relating to, among other things, nonpayment of the additional payments related to the alleged nonperformance of our former depleted zinc supplier under the terms of the supply agreement transferred to Eagle-Picher, Eagle Picher's failure to supply us the required amount of silicon-28 to be used in our research and development activities and the validity of Eagle-Picher's exercise of the related common stock warrants into 3,130,435 shares of common stock under the net exercise provision of the warrant agreement. We have not recognized any gain with respect to the delinquent additional payments.

        As we were unable to come to a resolution, we filed for binding arbitration on March 26, 2001 claiming damages against Eagle-Picher of $75,500,000. Eagle-Picher claimed damages of $10,000,000 for alleged misrepresentations regarding the status of the depleted zinc business at the time of sale.

        On July 24, 2002, we entered into a settlement agreement whereby Eagle-Picher paid us $2,500,000 as full consideration for settlement of the dispute. Neither Isonics nor Eagle-Picher acknowledged fault or liability in connection with the dispute. In addition, as a result of the settlement, no shares of our common stock were ultimately issued to Eagle-Picher. In connection with the settlement, we recognized legal expense of $360,000 as satisfaction of the contingency portion of our legal fees, resulting in a net gain of $2,140,000.

Sale of Chemotrade Leipzig GmbH

        On July 31, 2002, we sold our 75% interest in Chemotrade Leipzig GmbH ("CTL") to the 25% shareholder for 50,000 Euros. The transaction is effective as of May 1, 2002. Under the terms of the agreement, we received 20,000 Euros on August 10, 2002 and the remaining 30,000 Euros are being paid in five equal monthly installments at the end of each month beginning August 31, 2002.

Conversion of Series 2002A Convertible Notes

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 of Series 2002A Convertible Notes. The notes were convertible at a ratio of one common share for each dollar of note outstanding, bore interest at 4% per annum and were due March 1, 2003. During the quarter ended July 31, 2002, the $1,000,000 of convertible notes were converted to 1,000,000 shares of common stock. Due to the conversion of the notes, we incurred interest expense of $546,000 as a result of expensing the remaining unamortized discount during the quarter ended July 31, 2002. In addition, we expensed the remaining debt offering costs of $182,000 during the quarter ended July 31, 2002.

Investment Banking Agreement with vFinance, Inc.

        On June 10, 2002 we terminated our then current agreement with vFinance, Inc. ("vFinance") and entered into a new agreement whereby we issued 25,000 shares of restricted common stock (valued at $26,500 based upon the fair market value of the stock) and 200,000 common stock warrants (valued at $176,000 using the Black-Scholes pricing model) for investment banking, market making and consulting services. The common stock warrants vested immediately, are exercisable at $2.32 per share and expire on June 10, 2006. The agreement is cancelable by either party upon 30 days notification. The value of both the restricted common stock (which vested immediately) and the common stock warrants is being amortized to consulting expense over the twelve-month period (the expected life) of the agreement. As of July 31, 2002 approximately $169,000 has not been amortized and is recorded as prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

Consulting Agreement with Investor Relations Services, Inc.

        On December 18, 2001 we entered into a one-year consulting agreement with Investor Relations Services, Inc. ("IRSI") whereby we issued 500,000 shares of restricted common stock for consulting services consisting of financial advisory, strategic business planning and investor and public relations services. The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the first six months of calendar 2002. During the last six months of calendar 2002 IRSI was to act as an advisor but to the extent that we requested IRSI to incur any expenses on our behalf, we would have been required to reimburse IRSI for such costs.

        On July 1, 2002 we amended the agreement whereby we issued 250,000 shares of restricted common stock (valued at $247,500 based upon the fair market value of the stock) so that IRSI would continue to perform consulting services consisting of financial advisory, strategic business planning and investor and public relations services. The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the last six months of calendar 2002. In August 2002, the contract was terminated due to nonperformance by IRSI and as a result, effective as of July 1, 2002, the 250,000 shares of restricted common stock were cancelled and returned to the "authorized, unissued" category.

Dilution Adjustments to Preferred Shareholders

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders had anti-dilution rights if we issued or sold common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. The 3,085,622 common stock warrants associated with this private placement expired unexercised on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance (and subsequent cancellation) of 250,000 shares of restricted common stock to IRSI (see "Consulting Agreement with Investor Relations Services, Inc.") at $.99 per share, the Series A Convertible Preferred Stock is now convertible at approximately 1.52 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. We adopted SFAS No. 142 effective May 1, 2002, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from Silicon Evolution, Inc. ("SEI") subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142 (see "Amortization of Intangible Assets").

        Included in our assets at July 31, 2002, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Upon adoption of SFAS No. 142 on May 1, 2002, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year. We are required to assess this goodwill for impairment in the year of adoption, effective as of the beginning of the year, and at least annually thereafter. We will not be able to determine the full effect of these new pronouncements on our financial position or our results of operations until we are able to complete our analysis of the impairment provisions of the new standards. In the event our analysis under the new guidance indicates this goodwill is impaired, we will be required to record a charge to our earnings. We will finalize such determination in the second quarter of the year ending April 30, 2003.

        A reconciliation of previously reported net income (loss), basic net income (loss) per share and diluted net income (loss) per share to the amounts adjusted for the exclusion of amortization related to goodwill is as follows (in thousands, except per share data):

	Three Months Ended July 31,
	2002	2001
Reported net income (loss)	$752	$(687)
Add back: Goodwill amortization	—	44

Adjusted net income (loss)	$752	$(643)

	Three Months Ended July 31,
	2002	2001
Basic net income (loss) per share
Reported net income (loss)	$.07	$(.08)
Add back: Goodwill amortization	—	.01

Adjusted net income (loss)	$.07	$(.07)

	Three Months Ended July 31,
	2002	2001
Diluted net income (loss) per share
Reported net income (loss)	$.06	$(.08)
Add back: Goodwill amortization	—	.01

Adjusted net income (loss)	$.06	$(.07)

        We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Amortization of Intangible Assets

        On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with SEI whereby we issued 500,000 shares of restricted common stock (valued at $590,000 based upon the closing price of our common stock on September 14, 2001) for the right to indefinitely use intellectual property assets owned or leased by SEI. We initially determined that the acquired intangible assets had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies, and therefore in accordance with SFAS No. 142 Goodwill and Other Intangible Assetsthey were not amortized but rather tested annually for impairment.

        During the three months ended July 31, 2002, events and circumstances suggested that the intangible assets no longer had an indefinite life and as a result, we determined that the asset should be amortized over a useful life of ten years. We incurred amortization expense of approximately $15,000 related to these intangible assets during the three months ended July 31, 2002. Amortization expense associated with these intangible assets is anticipated to be approximately $59,000 per year over the remaining useful life.

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

General Discussion

        Founded in 1992, we are an advanced materials and technology company. We are developing and we anticipate commercializing products created from materials whose natural isotopic ratios have been modified as well as non-isotopic (natural) materials. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well-known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive.

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

        While we are currently focusing on these two markets, we continue to evaluate other applications for both stable and radioisotopes and non-isotopic materials. We also sell isotopes for use in basic scientific research and industrial applications. We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semiconductor materials.

        Our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets. Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter. In addition, our quarterly results have been significantly impacted by one-time events including the July 2002 settlement of the Eagle-Picher dispute and sale of CTL. We cannot offer any assurance that these types of events will occur in the future.

Results of Operations

        The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended July 31,
	2002	2001
Revenues	100.0%	100.0%
Cost of revenues	73.9	74.3

Gross margin	26.1	25.7

Operating expenses:
Selling, general & administrative	51.8	56.9
Research & development	2.7	6.5

Total operating expenses	54.5	63.4

Operating loss	(28.4)	(37.7)

Other income (expense), net	61.9	(4.3)

Income (loss) before income taxes	33.5	(42.0)

Income tax expense	—	—

NET INCOME (LOSS)	33.5%	(42.0)%

Revenues

        Revenues increased from $1,634,000 for the three months ended July 31, 2001 to $2,241,000 for the three months ended July 31, 2002, an increase of $607,000 or 37.1%. The increase is due to a significant increase in domestic isotope product sales partially offset by a decrease in international isotope product sales. Included in revenues for the three months ended July 31, 2002 were approximately $12,000 of semiconductor materials and products sales as compared to zero for the three months ended July 31, 2001.

        Revenues from domestic isotope product sales for the three months ended July 31, 2002 were $1,583,000, an increase of 75.1%, or $679,000, from $904,000 for the three months ended July 31, 2001. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the three months ended July 31, 2002.

        Revenues from international isotope product sales for the three months ended July 31, 2002 were $646,000, a decrease of 11.5%, or $84,000, from $730,000 for the three months ended July 31, 2001. The decrease was primarily the result of the sale of CTL to the 25% shareholder effective May 1, 2002.

        Included in revenues from international isotope product sales for the three months ended July 31, 2001 was approximately $336,000 of revenues from CTL. Effective May 1, 2002 we sold our 75% interest in CTL to the 25% shareholder for 50,000 Euros. CTL, which primarily resells oxygen-18, was recently notified that its current distribution agreement (which expires on December 31, 2002) would not be renewed. The loss of this agreement is significant as it accounts for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 is extremely uncertain. In conjunction with this disposition, Chemotrade is now free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of CTL. While we fully anticipate replacing the lost revenue during the year ending April 2003 with additional product sales to new and existing customers both domestically and in Europe, we can offer no assurances that this will come to fruition.

        Although we generated limited revenue from our SOI business during the three months ended July 31, 2002, there are still several additional items that need to be resolved, including the refining of our processes and procedures and obtaining certification from our future customers before we will be able to operate our SOI business on a full scale basis. Additionally, if we aren't able to extend our working agreement with Silicon Quest International, Inc. ("SQI"), we may be required to raise funds in order to construct our own manufacturing facilities. While we anticipate being able to produce SOI wafers on a full-scale basis, we can offer no assurance that we will be able to complete the steps necessary to do so.

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

Gross Margin

        Gross margin for the three months ended July 31, 2002 was $585,000, an increase of 38.9%, or $164,000, from $421,000 for the three months ended July 31, 2001. On a percentage of revenues basis, gross margin increased 0.4 percentage points to 26.1%, for the three months ended July 31, 2002, from 25.7%, for the three months ended July 31, 2001. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in lower margin international isotope sales primarily due to the disposition of CTL effective May 1, 2002. The percentage of revenues increase is due to the combination of an increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales.

        Included in gross margin for the three months ended July 31, 2001 was approximately $54,000 of gross margin from CTL. While we fully anticipate replacing the lost gross margin from the sale of CTL during the year ending April 30, 2003 with additional product sales, at a higher gross margin percentage, to both new and existing customers, both domestically and in Europe, we can offer no assurances that this will come to fruition.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $231,000, to $1,160,000, for the three months ended July 31, 2002, from $929,000, for the three months ended July 31, 2001. On a percentage of revenues basis, selling, general and administrative expenses decreased 5.1 percentage points to 51.8%, for the three months ended July 31, 2002, from 56.9%, for the three months ended July 31, 2001. The dollar increase is primarily attributable to the increased usage of consulting services related to the issuance of common stock to IRSI (See "Consulting Agreement with Investor Relations Services, Inc.),increased legal costs associated with the Eagle-Picher dispute and an increase in headcount related to the semiconductor materials and products business segment. The percentage decrease is attributable to an increase in revenues partially offset by the increased usage of consulting services related to the issuance of common stock to IRSI, increased legal costs associated with the Eagle-Picher dispute and an increase in headcount related to the semiconductor materials and products business segment.

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

        Research and development expenses decreased $44,000, to $61,000, for the three months ended July 31, 2002, from $105,000, for the three months ended July 31, 2001. On a percentage of revenues basis research and development expenses decreased 3.8 percentage points to 2.7% for the three months ended July 31, 2002, from 6.5%, for the three months ended July 31, 2001. The dollar decrease is primarily related to the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes. This revenue is recorded as an offset to research and development expenses in the accompanying statement of operations. The percentage decrease is also primarily related to the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes and an increase in revenues.

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

Other Income (Expense), net

        Other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses. Other income (expense), net increased $1,458,000, to $1,388,000, for the three months ended July 31, 2002, from ($70,000), for the three months ended July 31, 2001. The increase is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute (See "Sale of Depleted Zinc Business and Subsequent Dispute Settlement") and the gain resulting from the disposition of CTL, partially offset by the expensing of $546,000 of previously unamortized discount related to the Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock.

Income Taxes

        With the exception of the Eagle-Picher settlement, we currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses we anticipate incurring during the remaining portion of the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such we have provided a valuation allowance against the deferred tax assets for the amount in excess of the taxes paid in prior years that are subject to refund. We have not recorded any income tax expense associated with the net income generated in the three months ended July 31, 2002 as we have sufficient net operating loss carryforwards to offset this taxable income, and we anticipate generating a loss for the year ending April 30, 2003.

Net Income (Loss)

        We recognized net income of $752,000 for the three months ended July 31, 2002, as compared to a net loss of $687,000 for the three months ended July 31, 2001. With the exception of the Eagle-Picher settlement, we anticipate that losses will continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

        Net income in future years will be dependent upon our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. During the remainder of the year ending April 30, 2003, we anticipate expanding our SOI operations and generating additional revenues. However, because of our continuing research and development efforts on new products, we anticipate that the operations during the year ending April 30, 2003 will result in a loss unless we are able to increase our revenues from our existing products or generate additional sales from the new products we may develop.

Liquidity and Capital Resources

        Our working capital and liquidity increased significantly due to the resolution of our dispute with Eagle-Picher via the July 24, 2002 settlement agreement whereby we received $2,500,000 ($2,140,000 net of the contingency portion of our legal fees). Working capital increased $2,028,000, to $3,094,000 at July 31, 2002, from $1,066,000, at April 30, 2002.

        Our principal sources of funding for the three months ended July 31, 2002 and 2001 have been from the settlement of the Eagle-Picher dispute, the exercise of stock warrants, the exercise of stock options and proceeds from the sale of shares under our employee stock purchase program. We provided cash from operating activities of $1,737,000 during the three months ended July 31, 2002 and used cash in operating activities of $755,000 during the three months ended July 31, 2001. Cash provided by operating activities during the three months ended July 31, 2002 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses. Cash used in operating activities for the three months ended July 31, 2001 was principally the result of a net loss of $687,000.

        Our investing activities used cash of $2,000 for the three months ended July 31, 2002 and 2001, respectively. Cash used in investing activities for the three months ended July 31, 2002 and July 31, 2001, resulted from purchases of property and equipment.

        Financing activities used cash of $24,000 for the three months ended July 31, 2002 and provided cash of $327,000 for the three months ended July 31, 2001. Cash used in financing activities for the three months ended July 31, 2002 resulted primarily from payments on borrowings of $25,000. Cash provided by financing activities for the three months ended July 31, 2001 resulted primarily from the exercise of stock warrants for $322,000 and proceeds of $5,000 from the sale of shares under our employee stock purchase program.

        At July 31, 2002, we had $2,436,000 of cash and cash equivalents, an increase of $1,711,000, compared to $725,000, at April 30, 2002.

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 of Series 2002A Convertible Notes. The notes were convertible at a ratio of one common share for each dollar of note outstanding, bore interest at 4% per annum and were due March 1, 2003. During the quarter ended July 31, 2002, the $1,000,000 of convertible notes were converted to 1,000,000 shares of common stock.

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders had anti-dilution rights if we issued or sold common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. The 3,085,622 common stock warrants associated with this private placement expired unexercised on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance (and subsequent cancellation) of 250,000 shares of restricted common stock to IRSI (see "Consulting Agreement with Investor Relations Services, Inc.") at $.99 per share, the Series A Convertible Preferred Stock is now convertible at approximately 1.52 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

        In general, we expect that our working capital will decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able even to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. We have sufficient cash available to fund our working capital requirements into the year ending April 30, 2004.

Critical Accounting Policies

        In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses whether intangible assets should be amortized, the methods used to amortize intangible assets and the methods used to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. We adopted SFAS No. 142 effective May 1, 2002, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. Included in our assets at July 31, 2002, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Upon adoption of SFAS No. 142 on May 1, 2002, we are required to assess this goodwill for impairment in the year of adoption, effective as of the beginning of the year, and at least annually thereafter. We will not be able to determine the full effect of this new pronouncement on our financial position or our results of operations, until we are able to complete our analysis of the impairment provisions of the new standard. In the event our analysis under the new guidance indicates this goodwill is impaired, we will be required to record a charge to our earnings in the second quarter of the year ending April 30, 2003.

        Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001. As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142 Goodwill and Other Intangible Assets. We initially determined that these assets had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they were not amortized but rather tested annually for impairment. During the three months ended July 31, 2002, events and circumstances suggested that the intangible assets no longer had an indefinite life and as a result, we determined that the asset should be amortized over a useful life of ten years. We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of a ten-year life for these intangible assets. Additionally, at least annually or if indicators of impairment do arise, the intangible assets will be tested for impairment and may result in an impairment charge in the future.

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

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        Although there were changes in securities to report during the quarter ended July 31, 2002, these were all disclosed in the annual report on Form 10-KSB that was filed on August 5, 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits.

        None

(b)
Reports on Form 8-K

        Isonics filed no reports on Form 8-K during the quarter ended July 31, 2002 or subsequently.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the thirteenth day of September, 2002.

Isonics Corporation (Registrant)
By:	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Director
By:	/s/ JOHN V. SAKYS John V. Sakys Chief Accounting Officer and Chief Financial Officer

CERTIFICATIONS—principal executive and financial officers

        I, James E. Alexander, Chief Executive Officer of Isonics Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Isonics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: September 13, 2002	/s/ JAMES E. ALEXANDER James E. Alexander, Chief Executive Officer (principal executive officer)

        I, John V. Sakys, Chief Financial Officer of Isonics Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Isonics Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: September 13, 2002	/s/ JOHN V. SAKYS John V. Sakys, Chief Financial Officer (principal financial officer)