Form 10QSB
period 2002-10-31
ISONICS CORP
filed 2002-12-16
CIK 1023966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2002
☐	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from to

Commission file number: 001-12531

ISONICS CORPORATION
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0338561 (IRS Employer Identification No.)

5906 McIntyre Street
Golden, Colorado 80403
(Address of principal executive offices)

(303) 279-7900
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, no par value, was 11,852,795 at November 30, 2002.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Isonics Corporation

TABLE OF CONTENTS

FORM 10-QSB

PART I

FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 31, 2002	April 30, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,463	$725
Accounts receivable (net of allowances of $29 and $30, respectively)	736	745
Inventories	456	460
Prepaid expenses and other current assets	260	749

Total current assets	2,915	2,679

LONG-TERM ASSETS:
Property and equipment, net	286	70
Goodwill	1,807	1,807
Intangible assets (net of accumulated amortization of $29 and $0, respectively)	561	590
Other assets	103	68

Total long-term assets	2,757	2,535

TOTAL ASSETS	$5,672	$5,214

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$46
Convertible notes payable (net of discount of $0 and $546, respectively)	—	454
Accounts payable	475	824
Accrued liabilities	287	289

Total current liabilities	762	1,613

STOCKHOLDERS' EQUITY:
Preferred stock—no par value; 10,000,000 shares authorized; 963,666 shares issued and outstanding on October 31, 2002 and April 30, 2002	745	745
Common stock—no par value; 40,000,000 shares authorized; 11,852,795 shares issued and outstanding on October 31, 2002 and 10,824,812 shares issued and outstanding on April 30, 2002	11,383	10,354
Additional paid in capital	4,088	3,912
Deferred compensation	(165)	(194)
Accumulated deficit	(11,141)	(11,216)

Total stockholders' equity	4,910	3,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,672	$5,214

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues	$2,256	$2,017	$4,497	$3,651
Cost of revenues	1,779	1,516	3,435	2,729

Gross margin	477	501	1,062	922
Operating expenses:
Selling, general and administrative	1,090	870	2,250	1,799
Research and development	68	142	129	247

Total operating expenses	1,158	1,012	2,379	2,046

Operating loss	(681)	(511)	(1,317)	(1,124)

Other income (expense):
Gain on legal settlement, net	—	—	2,140	—
Amortization of debt offering costs	—	—	(182)	—
Foreign exchange	(3)	12	(52)	(47)
Interest and other income, net	8	14	43	23
Interest expense	(1)	(5)	(557)	(25)

Total other income (expense), net	4	21	1,392	(49)

Income (loss) before income taxes	(677)	(490)	75	(1,173)
Income tax expense	—	—	—	(4)

NET INCOME (LOSS)	$(677)	$(490)	$75	$(1,177)

Net income (loss) per share—basic
Net income (loss) per share	$(.06)	$(0.05)	$.01	$(0.13)
Shares used in computing per share information	11,853	9,360	11,402	9,234
Net income (loss) per share—diluted
Net income (loss) per share	$(.06)	$(0.05)	$.01	$(0.13)
Shares used in computing per share information	11,853	9,360	12,951	9,234

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31,
	2002	2001
Net cash provided by (used in) operating activities	$1,020	$(993)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(260)	(2)

Cash used in investing activities	(260)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(25)	(16)
Proceeds from issuance of notes payable	—	50
Proceeds from issuance of common stock	3	478

Cash provided by (used in) financing activities	(22)	512

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	738	(483)
Cash and cash equivalents at beginning of period	725	1,090

Cash and cash equivalents at end of period	$1,463	$607

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14	$3

Income taxes	$—	$4

Supplemental disclosure of noncash investing and financing activities:
Class B Preferred Stock issued for intangible assets	$—	$590
Common stock warrants issued for services	—	45
Series 2002A Convertible Notes converted into common stock	1,000	—

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiary as of October 31, 2002, and for the three months and six months ended October 31, 2002, and 2001, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2002.

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

        The following table reconciles the denominator for the diluted net income (loss) per share computation (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Denominator for basic net income (loss) per share—weighted average shares	11,853	9,360	11,402	9,234
Effect of dilutive securities:
Dilutive effect of conversion of preferred stock	—	—	1,465	—
Dilutive effect of stock options	—	—	84	—

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	11,853	9,360	12,951	9,234

        For the three month period ended October 31, 2002, a total of 4,841,083 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. For the six month period ended October 31, 2002, a total of 4,633,743 outstanding stock options and common stock warrants and 441,667 common shares related to the $1,000,000 in face value of Series 2002A Convertible Notes converted during the period were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. For both the three and six month periods ended October 31, 2001, a total of 5,954,167 outstanding stock options and common stock warrants and 963,666 and 500,000 outstanding shares of Class A and Class B Convertible

Preferred Stock, respectively were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. During the six month period ended October 31, 2002, we issued the following shares of Common Stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2002	10,824,812
Conversion of Series 2002A Convertible Notes	1,000,000
Issuance of shares for consulting services	25,000
Shares issued from employee stock purchase plan	2,983

Balance as of October 31, 2002	11,852,795

        The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $1,029,000 for the six months ended October 31, 2002.

Inventories

        Inventories consist of (in thousands):

	October 31, 2002	April 30, 2002
Finished goods	$94	$248
Work in progress	362	212

Total inventories	$456	$460

Significant Customers

        As of October 31, 2002, three customers accounted for approximately 66% of total net accounts receivable. Three customers accounted for approximately 37% of total net accounts receivable at April 30, 2002. Three customers accounted for approximately 54% and 52% of revenues for the three and six months ended October 31, 2002, respectively. Three customers accounted for approximately 53% and 49% of revenues for the three and six months ended October 31, 2001, respectively. Two customers accounted for approximately 63% and 66% of the German operation's revenues for the three and six months ended October 31, 2002, respectively. Two customers accounted for approximately 59% and 53% of the German operation's revenues for the three and six months ended October 31, 2001, respectively. Two customers accounted for approximately 58% of the German operation's accounts receivable at October 31, 2002. Two customers accounted for approximately 37% of the German operation's accounts receivable at April 30, 2002.

Business Segments and Foreign Operations

        We currently have two reportable segments: life sciences and semiconductor materials and products. Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications. Our semiconductor materials and products segment sells silicon-on-insulator ("SOI") wafers and is involved in several research and development projects including silicon-28. Reconciling items consist primarily of corporate expenses that have not been allocated to a specific reportable segment. Prior period segment information has been reclassified to conform with the current period presentation.

        Information by segment is set forth below (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Segment revenues:
Life sciences	$2,210	$2,017	$4,439	$3,651
Semiconductor materials and products	46	—	58	—

Total	$2,256	$2,017	$4,497	$3,651

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Segment operating (loss) income:
Life sciences	$307	$144	$569	$218
Semiconductor materials and products	(234)	(121)	(367)	(223)
Reconciling amounts	(754)	(534)	(1,519)	(1,119)

Total	$(681)	$(511)	$(1,317)	$(1,124)

	October 31, 2002	April 30, 2002
Total Assets:
Life sciences	$3,408	$3,543
Semiconductor materials and products	838	598
Reconciling amounts	1,426	1,073

Total	$5,672	$5,214

        A summary of operations by geographic area is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net revenues:
United States	$1,567	$965	$3,162	$1,869
Germany	689	1,052	1,335	1,782

Total	$2,256	$2,017	$4,497	$3,651

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Operating (loss) income:
United States	$(709)	$(539)	$(1,322)	$(1,080)
Germany	28	28	5	(44)

Total	$(681)	$(511)	$(1,317)	$(1,124)

	October 31, 2002	April 30, 2002
Total Assets:
United States	$2,975	$2,402
Germany	2,697	2,812

Total	$5,672	$5,214

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

Sale of Chemotrade Leipzig GmbH

        On July 31, 2002, we sold our 75% interest in Chemotrade Leipzig GmbH ("CTL") to the 25% shareholder for 50,000 Euros. The transaction was effective as of May 1, 2002. Under the terms of the agreement, we have received 38,000 Euros as of October 31, 2002 with the remaining 12,000 Euros due by December 31, 2002.

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

Investment Banking Agreement with vFinance, Inc.

        On June 10, 2002 we terminated our then current agreement with vFinance, Inc. ("vFinance") and entered into a new agreement whereby we issued 25,000 shares of restricted common stock (valued at $26,500 based upon the fair market value of the stock) and 200,000 common stock warrants (valued at $176,000 using the Black-Scholes pricing model) for investment banking, market making and consulting services. The common stock warrants vested immediately, are exercisable at $2.32 per share and expire on June 10, 2006. The agreement is cancelable by either party upon 30 days notification. The value of both the restricted common stock (which vested immediately) and the common stock warrants was being amortized to consulting expense over the twelve-month period (the expected life) of the agreement. During the quarter ended October 31, 2002 a dispute arose between the two parties whereby vFinance has claimed that it is entitled to additional cash payments along with the shares of restricted common stock and common stock warrants in order to perform the required services under the new agreement. We have determined that vFinance is not entitled to cash payments and have refused to make such payment. It is doubtful that this dispute will be resolved and thus the value of the future services to be provided over the remaining life of the new agreement is expected to be minimal. As a result of the uncertainty of future benefit under this agreement, we expensed the remaining $169,000 of value associated with the restricted common stock and common stock warrants to consulting services during the quarter ended October 31, 2002.

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

        During October 2002, IRSI disputed our termination of the agreement based upon nonperformance and has requested to mediate the matter. If a solution is not reached through mediation the next step under the terms of the agreement would be to enter into binding arbitration. We intend to vigorously defend our position and believe that the outcome will not have a material impact on the results of our operations or financial condition.

Lease Agreements Related to SOI Operations

        In September 2002, we entered into several lease agreements related to building space, equipment and services in order to establish our own stand-alone wafer manufacturing facilities ("Fab-1") in Vancouver, Washington. The various leases terminate December 31, 2003 and require minimum monthly payments totaling approximately $14,000 per month. In connection with the establishment of Fab-1, we agreed with Silicon Quest International, Inc. ("SQI") to terminate our alliance agreement effective November 22, 2002. Under the terms of the agreement, SQI is prohibited from producing SOI wafers until November 22, 2003.

Equipment Financing Agreement

        In October 2002 we entered into an agreement with Fidelity Capital ("Fidelity") whereby Fidelity agreed to provide up to $1,000,000 in equipment financing. Under the terms of the agreement, Fidelity will acquire equipment on our behalf and lease it to us over a term of 36 months at a current blended interest rate of approximately 7.5%. Each draw down on the lease will contain a $1 bargain purchase option, payable at the end of the lease at which time title to the equipment will transfer to us, and as a result they will be accounted for as capital leases. There were no amounts outstanding under this facility at October 31, 2002. Subsequent to October 31, 2002 through December 11, 2002, we have approximately $71,000 outstanding under this facility.

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

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance (and subsequent cancellation) of 250,000 shares of restricted common stock to IRSI (see "Consulting Agreement with Investor Relations Services, Inc.") at $.99 per share, the Series A Convertible Preferred Stock at October 31, 2002 was convertible at approximately 1.52 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

        The shareholders' of the Series A Convertible Preferred Stock asserted that our calculation of the conversion price was incorrect and that it should be convertible at a lower price due to the issuance of the Series 2002A Convertible Notes in March 2002 while we maintained that our calculation was in accordance with the Series A Convertible Preferred Stock agreement. In December 2002, we reached an oral settlement (which is in the process of being formally documented) whereby both parties agreed to a conversion price of $.90 per share. As a result of the settlement, the Series A Convertible Preferred Stock is now convertible at approximately 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

New Accounting Standards

        Effective May 1, 2002 we adopted the Financial Accounting Standards Board ("the FASB") SFAS No. 141 Business Combinations, SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

        SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. We will account for any future business combinations in accordance with SFAS No. 141.

        SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. We adopted SFAS No. 142 effective May 1, 2002, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from Silicon Evolution, Inc. ("SEI") subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142 (see "Amortization of Intangible Assets"). Included in our assets at October 31, 2002, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

        In accordance with SFAS No. 142, we have completed step one of the impairment test on our Life Sciences reporting unit, which has recorded goodwill. In completing our analysis of the Life Sciences reporting unit, we used the Discounted Cash Flow ("DCF") Method in which the reporting unit was valued by discounting the projected cash flows over a six-year period to its present value based upon a risk adjusted discount rate. As a result of the testing, we determined that there is no impairment of goodwill. We are required to assess goodwill and other intangibles for impairment at least annually hereafter.

        A reconciliation of previously reported net income (loss), basic net income (loss) per share and diluted net income (loss) per share to the amounts adjusted for the exclusion of amortization related to goodwill is as follows (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Reported net income (loss)	$(677)	$(490)	$75	$(1,177)
Add back: Goodwill amortization	—	44	—	88

Adjusted net income (loss)	$(677)	$(446)	$75	$(1,089)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Basic net income (loss) per share
Reported net income (loss)	$(.06)	$(.05)	$.01	$(.13)
Add back: Goodwill amortization	—	—	—	.01

Adjusted net income (loss)	$(.06)	$(.05)	$.01	$(.12)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Diluted net income (loss) per share
Reported net income (loss)	$(.06)	$(.05)	$.01	$(.13)
Add back: Goodwill amortization	—	—	—	.01

Adjusted net income (loss)	$(.06)	$(.05)	$.01	$(.12)

        SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 141 and SFAS No. 144 did not have an affect on the Company's financial statements.

        We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Amortization of Intangible Assets

        On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with SEI whereby we issued 500,000 shares of restricted common stock (valued at $590,000 based upon the closing price of our common stock on September 14, 2001) for the right to indefinitely use intellectual property assets owned or leased by SEI. We initially determined that the acquired intangible assets had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies, and therefore in accordance with SFAS No. 142 Goodwill and Other Intangible Assets they were not amortized but rather tested annually for impairment.

        During May 2002, events and circumstances suggested that the intangible assets no longer had an indefinite life and as a result, we determined that the assets should be amortized over a useful life of ten years. We incurred amortization expense of $29,000 and $15,000 related to these intangible assets during the six months and three months ended October 31, 2002, respectively. Amortization expense associated with these intangible assets is anticipated to be approximately $59,000 per year over the remaining useful life.

Subsequent Events

        In December 2002 we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from Institut of Umwelttechnologien GmbH ("IUT"), an entity in which we hold a 6% ownership interest. We issued to IUT 250,000 shares of restricted common stock for the isotope-based trace detection technology. In addition, we granted IUT a 15 percent ownership interest in a newly created subsidiary that will own and commercialize the trace detection technology. The restricted common stock was valued at $272,500 based upon the closing price of our common stock on December 4, 2002.

        In November 2002, we entered into an agreement with Park Capital Securities, LLC whereby we issued a common stock warrant (valued at $261,000 using the Black-Scholes pricing model) to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires in November 2005 and will be expensed to consulting services over the life of the agreement. The agreement terminates on December 31, 2003.

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

        Our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets. Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter. In addition, our six-month results have been significantly impacted by one-time events including the July 2002 settlement of the Eagle-Picher dispute and sale of CTL. We cannot offer any assurance that these types of events will occur in the future.

SOI Operations

        In September 2002, we entered into several lease agreements related to building space, equipment and services in order to establish our own stand-alone wafer manufacturing facilities ("Fab-1") in Vancouver, Washington (See "Lease Agreements Related to SOI Operations"). In addition to leasing the building space, we have acquired the equipment necessary to establish our operations through bankruptcy sales (of which the cost will ultimately be offset against our receivable from SEI), draws against our equipment financing agreement (See "Equipment Financing Agreement") and approximately $200,000 in cash acquisitions. We currently have the ability to produce SOI wafers at Fab-1 and with the proper increase in headcount, we believe that we have the capacity to produce up to 10,000 SOI wafers per month.

        As a result of the establishment of Fab-1, we agreed with SQI to terminate our alliance agreement effective November 22, 2002. We are currently increasing our sales activities but the ramp-up in sales is anticipated to be a slow process as we still need to complete the certification process with most new potential customers and many potential customers are proceeding cautiously with SOI wafers until the United States economy recovers from the current downturn. As a result, although we plan to gradually increase our revenues from the sale of SOI wafers, we may not be able to generate significant revenue from the sale of SOI wafers until fiscal year 2004, if at all.

Results of Operations

        The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.9	75.2	76.4	74.7

Gross margin	21.1	24.8	23.6	25.3

Operating expenses:
Selling, general & Administrative	48.3	43.1	50.0	49.3
Research & development	3.0	7.1	2.9	6.8

Total operating expenses	51.3	50.2	52.9	56.1

Operating loss	(30.2)	(25.4)	(29.3)	(30.8)

Other income (expense), net	..2	1.1	31.0	(1.3)

Income (loss) before income taxes	(30.0)	(24.3)	1.7	(32.1)

Income tax expense	—	—	—	(.1)

NET INCOME (LOSS)	(30.0)%	(24.3)%	1.7%	(32.2)%

Revenues

        Revenues increased from $2,017,000 for the three months ended October 31, 2001 to $2,256,000 for the three months ended October 31, 2002, an increase of $239,000 or 11.8%. The increase is due to a significant increase in domestic isotope product sales partially offset by a significant decrease in international isotope product sales. Included in revenues for the three months ended October 31, 2002 were $46,000 of semiconductor materials and products sales as compared to zero for the three months ended October 31, 2001.

        Revenues from domestic isotope product sales for the three months ended October 31, 2002 were $1,521,000, an increase of 57.6%, or $556,000, from $965,000 for the three months ended October 31, 2001. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the three months ended October 31, 2002.

        Revenues from international isotope product sales for the three months ended October 31, 2002 were $689,000, a decrease of 34.5%, or $363,000, from $1,052,000 for the three months ended

October 31, 2001. The decrease was primarily the result of the sale of CTL to the 25% shareholder effective May 1, 2002.

        Revenues increased from $3,651,000 for the six months ended October 31, 2001 to $4,497,000 for the six months ended October 31, 2002, an increase of $846,000 or 23.2%. The increase is due to a significant increase in domestic isotope product sales partially offset by a significant decrease in international isotope product sales. Included in revenues for the six months ended October 31, 2002 were $58,000 of semiconductor materials and products sales as compared to zero for the six months ended October 31, 2001.

        Revenues from domestic isotope product sales for the six months ended October 31, 2002 were $3,104,000, an increase of 66.1%, or $1,235,000, from $1,869,000 for the six months ended October 31, 2001. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the six months ended October 31, 2002.

        Revenues from international isotope product sales for the six months ended October 31, 2002 were $1,335,000, a decrease of 25.1%, or $447,000, from $1,782,000 for the six months ended October 31, 2001. The decrease was primarily the result of the sale of CTL to the 25% shareholder effective May 1, 2002.

        Included in revenues from international isotope product sales for the three and six months ended October 31, 2001 was $373,000 and $709,000 of revenues from CTL, respectively. Effective May 1, 2002 we sold our 75% interest in CTL to the 25% shareholder for 50,000 Euros. CTL, which primarily resells oxygen-18, was notified in the quarter ended July 31, 2002 that its current distribution agreement (which expires on December 31, 2002) would not be renewed. The loss of this agreement is significant as it accounted for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 is extremely uncertain. In conjunction with this disposition, Chemotrade is now free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of CTL. While we fully anticipate replacing the lost revenue during the year ending April 2003 with additional product sales to new and existing customers both domestically and in Europe, we can offer no assurances that this will come to fruition.

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

Gross Margin

        Gross margin for the three months ended October 31, 2002 was $477,000, a decrease of 4.8%, or $24,000, from $501,000 for the three months ended October 31, 2001. On a percentage of revenues basis, gross margin decreased 3.7 percentage points to 21.1%, for the three months ended October 31, 2002, from 24.8%, for the three months ended October 31, 2001. The dollar decrease is directly attributable to a $26,000 negative margin on semiconductor materials and products sales. The negative margin resulted primarily from a $42,000 write-off of deferred costs associated with warrants granted to SQI in December 2001. The write-off resulted from the early termination of our alliance agreement with SQI (see "Lease Agreements Related to SOI Operations"). The percentage of revenues decrease is due to the combination of the negative margin achieved on semiconductor materials and products sales and a decrease in margin percentage on domestic isotope product sales due to change in product mix (resulting in an increase in lower margin radioisotope sales) partially offset by an overall increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales due to the disposition of CTL effective May 1, 2002.

        Gross margin for the six months ended October 31, 2002 was $1,062,000, an increase of 15.2%, or $140,000, from $922,000 for the six months ended October 31, 2001. On a percentage of revenues basis, gross margin decreased 1.7 percentage points to 23.6%, for the six months ended October 31, 2002, from 25.3%, for the six months ended October 31, 2001. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in lower margin international isotope sales primarily due to the disposition of CTL effective May 1, 2002 and a $39,000 negative margin on semiconductor materials and products sales. The percentage of revenues decrease is due to the combination of the negative margin achieved on semiconductor materials and products sales and a decrease in margin percentage on domestic isotope product sales due to change in product mix (resulting in an increase in lower margin radioisotope sales) partially offset by an overall increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales due to the disposition of CTL effective May 1, 2002.

        Included in gross margin for the three and six months ended October 31, 2001 was $101,000 and $155,000 of gross margin from CTL, respectively. While we fully anticipate replacing the lost gross margin from the sale of CTL during the year ending April 30, 2003 with additional product sales, at a higher gross margin percentage, to both new and existing customers, both domestically and in Europe, we can offer no assurances that this will come to fruition.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $220,000, to $1,090,000, for the three months ended October 31, 2002, from $870,000, for the three months ended October 31, 2001. On a percentage of revenues basis, selling, general and administrative expenses increased 5.2 percentage points to 48.3%, for the three months ended October 31, 2002, from 43.1%, for the three months ended October 31, 2001. The dollar increase is primarily attributable to the expensing of the value of the restricted common stock and common stock warrants issued to vFinance (See "Investment Banking Agreement with vFinance, Inc.") and an increase in headcount and facility costs related to the semiconductor materials and products business segment. The percentage increase is attributable to the expensing of the value of the restricted common stock and common stock warrants issued to vFinance and an increase in headcount and facility costs related to the semiconductor materials and products business segment partially offset by an increase in revenues.

        Selling, general and administrative expenses increased $451,000, to $2,250,000, for the six months ended October 31, 2002, from $1,799,000, for the six months ended October 31, 2001. On a percentage of revenues basis, selling, general and administrative expenses increased .7 percentage points to 50%, for the six months ended October 31, 2002, from 49.3%, for the six months ended October 31, 2001. The dollar increase is primarily attributable to the expensing of the value of the restricted common stock and common stock warrants issued to vFinance (See "Investment Banking Agreement with vFinance, Inc."), increased legal costs associated with the Eagle-Picher dispute and an increase in headcount and facility costs related to the semiconductor materials and products business segment. The percentage increase is attributable to the expensing of the value of the restricted common stock and common stock warrants issued to vFinance,, increased legal costs associated with the Eagle-Picher dispute and an increase in headcount and facility costs related to the semiconductor materials and products business segment partially offset by an increase in revenues.

        We anticipate that we will increase our selling, general and administrative expenses significantly during the last six months of our fiscal year ending April 30, 2003 and into the next fiscal year through anticipated increased marketing efforts for our semiconductor materials and products segment and in an effort to market the isotope-based trace detection technology that we recently acquired (See

"Subsequent Events"). There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

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

        Research and development expenses decreased $74,000, to $68,000, for the three months ended October 31, 2002, from $142,000, for the three months ended October 31, 2001. On a percentage of revenues basis research and development expenses decreased 4.1 percentage points to 3% for the three months ended October 31, 2002, from 7.1%, for the three months ended October 31, 2001. The dollar decrease is primarily related to an increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes. This revenue is recorded as an offset to research and development expenses in the accompanying statement of operations. The percentage decrease is also primarily related to the increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes and an increase in revenues.

        Research and development expenses decreased $118,000, to $129,000, for the six months ended October 31, 2002, from $247,000, for the six months ended October 31, 2001. On a percentage of revenues basis research and development expenses decreased 3.9 percentage points to 2.9% for the six months ended October 31, 2002, from 6.8%, for the six months ended October 31, 2001. The dollar decrease is primarily related to an increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes. This revenue is recorded as an offset to research and development expenses in the accompanying statement of operations. The percentage decrease is also primarily related to the increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes and an increase in revenues.

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

Other Income (Expense), net

        For the three months ended October 31, 2002 and 2001, other income (expense), net includes interest income and expense and foreign currency gains and losses. Other income (expense), net decreased $17,000, to $4,000, for the three months ended October 31, 2002, from $21,000, for the three months ended October 31, 2001.

        For the six months ended October 31, 2002 and 2001, other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses. Other income (expense), net increased $1,441,000, to $1,392,000, for the six months ended October 31, 2002, from ($49,000), for the six months ended October 31, 2001. The increase is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-

Picher dispute (See "Sale of Depleted Zinc Business and Subsequent Dispute Settlement") and the gain resulting from the disposition of CTL, partially offset by the expensing of $546,000 of previously unamortized discount related to the Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock.

Income Taxes

        With the exception of the Eagle-Picher settlement, we currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses we anticipate incurring during the remaining portion of the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such, we have also provided a valuation allowance against our net deferred tax asset as realization is uncertain. We have not recorded any income tax expense associated with the net income generated in the six months ended October 31, 2002 as we have sufficient net operating loss carryforwards to offset this taxable income, and we anticipate generating a loss for the year ending April 30, 2003.

Net Loss

        We recognized a net loss of $677,000 for the three months ended October 31, 2002, as compared to a net loss of $490,000 for the three months ended October 31, 2001. We recognized net income of $75,000 for the six months ended October 31, 2002, as compared to a net loss of $1,177,000 for the six months ended October 31, 2001. With the exception of the Eagle-Picher settlement, we anticipate that losses will continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

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

Liquidity and Capital Resources

        Our working capital and liquidity increased significantly during the six months ended October 31, 2002 due to the resolution of our dispute with Eagle-Picher via the July 24, 2002 settlement agreement whereby we received $2,500,000 ($2,140,000 net of the contingency portion of our legal fees). Working capital increased $1,087,000, to $2,153,000 at October 31, 2002, from $1,066,000, at April 30, 2002.

        Our principal source of funding for the six months ended October 31, 2002 has been from the settlement of the Eagle-Picher dispute. Our principal sources of funding for the six months ended October 31, 2001 have been from the exercise of stock warrants and proceeds from the sale of shares under our employee stock purchase program. We provided cash from operating activities of $1,020,000 during the six months ended October 31, 2002 and used cash in operating activities of $993,000 during the six months ended October 31, 2001. Cash provided by operating activities during the six months ended October 31, 2002 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses. Cash used in operating activities for the six months ended October 31, 2001 was principally the result of a net loss of $1,177,000.

        Our investing activities used cash of $260,000 and $2,000 for the six months ended October 31, 2002 and 2001, respectively. Cash used in investing activities for the six months ended October 31, 2002 and October 31, 2001, resulted from purchases of property and equipment.

        Financing activities used cash of $22,000 for the six months ended October 31, 2002 and provided cash of $512,000 for the six months ended October 31, 2001. Cash used in financing activities for the six months ended October 31, 2002 resulted primarily from payments on borrowings of $25,000. Cash provided by financing activities for the six months ended October 31, 2001 resulted primarily from the exercise of stock warrants for $473,000, proceeds of $5,000 from the sale of shares under our employee stock purchase program and $34,000 from the net issuance and repayments of notes payable.

        At October 31, 2002, we had $1,463,000 of cash and cash equivalents, an increase of $738,000, compared to $725,000, at April 30, 2002.

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 of Series 2002A Convertible Notes. The notes were convertible at a ratio of one common share for each dollar of note outstanding, bore interest at 4% per annum and were due March 1, 2003. During the six months ended October 31, 2002, the $1,000,000 of convertible notes were converted to 1,000,000 shares of common stock.

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders had anti-dilution rights if we issued or sold common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. The 3,085,622 common stock warrants associated with this private placement expired unexercised on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of a December 2002 oral settlement with the holders of the Series A Convertible Preferred Stock over the proper calculation of the conversion ratio (which is in the process of being formally documented) the conversion price is currently $.90 per share and, as a result, the Series A Convertible Preferred Stock is now convertible at approximately 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

        In general, we expect that our working capital will decrease over time as we continue to use our capital for operations, research and development, and investing activities. We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. We have sufficient cash available to fund our working capital requirements into the year ending April 30, 2004.

Critical Accounting Policies

        In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from SEI subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142 (see "Amortization of Intangible Assets"). Included in our assets at October 31, 2002, is goodwill related to the acquisition of

Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

        In accordance with SFAS No. 142, we have completed step one of the impairment test on our Life Sciences reporting unit, which has recorded goodwill. In completing our analysis of the Life Sciences reporting unit, we used the DCF Method in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate. As a result of the testing, we determined that there is no impairment of goodwill. We are required to assess goodwill and other intangibles for impairment at least annually hereafter.

        In performing the calculation under SFAS No. 142, we made several assumptions, including the use of the DCF method, the number of years used in the projection, the discount rate and growth assumptions. Had we elected to use different variables, the outcome of the calculation could have been different.

        We utilized the DCF method in order to calculate the fair value of our Life Sciences reporting unit. We had the option to utilize the market capitalization method but given the complexity of our business, we determined that we couldn't reasonably bifurcate the market value of the Life Sciences reporting unit from our other operations based upon our market value as a whole. In utilizing the DCF method, we based our calculation over a conservative six-year life with no projected growth over the final four years. The final four years were kept constant in order to ensure that we did not overestimate the potential of the reporting unit. The six-year life was utilized as a result of the fact that the Life Sciences reporting unit has been selling isotopes for over fifteen years and that demand for isotopes is projected to increase over the next ten years. Given the history of the reporting unit and the projected future of the industry, we determined that it was reasonable to utilize a six-year life. Had we utilized a life of less than six years, the calculation may have suggested that impairment was present. In addition, we discounted the projected cash flows at a rate of 12%. The 12% was deemed reasonable given the current low market interest rate and the extremely low risk of the Life Sciences business offset by the higher cost of capital for a small company and the related difficulties we have had in raising necessary capital over the years. Had we utilized a discount rate that was substantially larger than 12%, the calculation may have suggested that impairment was present.

        Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001. As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142 Goodwill and Other Intangible Assets. We initially determined that these assets had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they were not amortized but rather tested annually for impairment. During the six months ended October 31, 2002, events and circumstances suggested that the intangible assets no longer had an indefinite life and as a result, we determined that the asset should be amortized over a useful life of ten years. We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of a ten-year life for these intangible assets. Additionally, at least annually or if indicators of impairment do arise, the intangible assets will be tested for impairment and may result in an impairment charge in the future.

Valuation of Equity Transactions

        We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (150%), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information. If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these transactions could change significantly.

Item 3: Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's principal executive officer as well as the Company's principal financial officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and the Company's principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

        1.    IUT    In December 2002, we acquired from IUT, certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons. We agreed to issue 250,000 shares of our restricted common stock as consideration for the technology. In addition, we granted IUT a 15 percent ownership interest in a newly created subsidiary that will own and commercialize the trace detection technology. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective December 4, 2002. We issued 250,000 shares of restricted common stock.

          (b)  The transaction occurred without the use of any underwriters or finders. The only entity that had the contractual right to receive securities from us in this transaction was IUT.

          (c)  The restricted common stock was not sold for cash. The securities were issued to IUT as consideration for the acquisition of certain isotope-based detection technology.

          (d)  We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 and Regulation S for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided IUT with disclosure of all aspects of our business, including providing IUT and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of IUT obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the isotope-based detection technology.

          (e)  There are no conversion rights or exchange rights associated with the common stock.

          (f)    We have not received and do not expect to receive any proceeds from the issuance of the restricted common stock to IUT and, therefore, we have no use of proceeds.

        2.    Park Capital Securities, LLC.    In November 2002, we entered into an agreement with Park Capital Securities, LLC whereby we issued a common stock warrant to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services through December 31, 2003. The common stock warrant vested immediately and expires in November 2005. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction was effective November 22, 2002. We issued a warrant to purchase 300,000 shares of restricted common stock as described above.

          (b)  No underwriters were involved in the transaction. The only entities who received securities from us in this transaction was Park Capital Securities, LLC.

          (c)  The securities were not sold for cash. The securities were issued to Park Capital Securities as part of the consideration for Park Capital Securities entering into the agreement and providing the services thereunder.

          (d)  The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Park Capital Securities with disclosure of all aspects of our business, including providing Park Capital Securities and its management with our reports filed with the Securities and Exchange

  Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of Park Capital Securities obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)  There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable to purchase shares of restricted common stock of Isonics until November 22, 2005 at $1.00 per share.

          (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

        3.    Employee Offerings.

          (a)    Securities Sold.    Following their reelection as directors on November 19, 2002, we issued options to purchase 10,000 shares of our common stock to each of Lindsay Gardner and Richard Parker pursuant to our 1998 Directors' Plan, which plan has been approved by our shareholders.

          (b)    Names of Principal Underwriters.    None

          (c)    Consideration Received.    The stock options were issued pursuant to our 1998 Directors' Plan in consideration of services rendered and to induce future performance of services.

          (d)    Exemption Claimed.    The securities were not offered or sold in a manner that constituted a "sale" of securities as that term is defined in Section 2(a)(3) of the Securities Act. Where a "sale" occurred, the transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933 inasmuch as each of the directors is an accredited investor.

          (e)    Not applicable.

          (f)    Use of Proceeds.    Where proceeds were received, the proceeds were and will be utilized for working capital purposes.

        4.    Investor Relations Services, Inc.    Effective July 1, 2002, we agreed to pay 250,000 shares of our restricted common stock as consideration for consulting services consisting of financial advisory, strategic business planning and investor and public relations to be provided by IRSI of New Smyrna Beach, Florida. IRSI never rendered any such services and we have terminated the agreement and have advised IRSI that the Company has no obligation to issue the shares (see "Consulting Agreement With Investor Relations Services, Inc."). The following sets forth the information required by Item 701 in connection with that transaction:

          (a)  The transaction and the rescission were both completed effective July 1, 2002. The contract called for the issuance of 250,000 shares of our restricted common stock to IRSI, but we terminated that obligation, although IRSI has advised us that it disputes the termination.

          (b)  The transaction occurred without the use of any underwriters or finders. The only person who had the contractual right to receive securities from us in this transaction was IRSI.

          (c)  The restricted common stock was not sold for cash. As described above, we contracted to issue the common stock in consideration for consulting services.

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

          (f)    We have not received and do not expect to receive any proceeds from the issuance of the restricted common stock to IRSI and, therefore, we have no use of proceeds.

        5.    vFinance Investments, Inc.    On June 10, 2002, we entered into an agreement with vFinance of Boca Raton, Florida, a member of the National Association of Securities Dealers, Inc. The agreement provided for the issuance to vFinance of 25,000 shares of common stock and a warrant to purchase 200,000 shares of common stock in exchange for vFinance's agreement to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

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

Item 4: Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting of shareholders on November 19, 2002, after the date covered by this report. The shareholders relected the following directors:

Name	Shares FOR	Shares WITHHELD
James E. Alexander	8,706,040	73,527
Boris Rubizhevsky	8,704,540	75,027
Lindsay A. Gardner	8,706,040	73,527
Richard Parker	8,706,040	73,527

        Larry Wells, formerly a director of the Company, did not stand for relection. The shareholders did not vote on any other matters at the meeting.

Item 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

            1.    Agreement effective December 4, 2002, between Isonics and Institut fur Umwelttechnologien GmbH ("IUT") of Berlin, Germany, by which Isonics has acquired the exclusive, world-wide rights to detection technologies for explosives, chemical weapons, illegal drugs and other chemical compounds

  (b)
  Reports on Form 8-K

            Isonics filed no reports on Form 8-K during the quarter ended October 31, 2002 or subsequently.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the sixteenth day of December, 2002.

ISONICS CORPORATION (Registrant)
By	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Director
By	/s/ JOHN V. SAKYS John V. Sakys Chief Accounting Officer and Chief Financial Officer

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ JAMES E. ALEXANDER James E. Alexander, Chief Executive Officer (principal executive officer)

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

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002	/s/ JOHN V. SAKYS John V. Sakys, Chief Financial Officer (principal financial officer)

QuickLinks

Isonics Corporation TABLE OF CONTENTS FORM 10-QSB
PART I FINANCIAL INFORMATION
  Item 1: Condensed Financial Statements
ISONICS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
ISONICS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)
ISONICS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
ISONICS CORPORATION AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Controls and Procedures
PART II OTHER INFORMATION
  Item 2: Changes in Securities and Use of Proceeds
  Item 4: Submission of Matters to a Vote of Security Holders.
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS—principal executive and financial officers