Form 10QSB
period 2003-01-31
ISONICS CORP
filed 2003-03-14
CIK 1023966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended January 31, 2003
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

        The number of shares outstanding of the registrant's Common Stock, no par value, was 12,106,033 at February 28, 2003.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Isonics Corporation
TABLE OF CONTENTS
FORM 10-QSB

Part I: Financial Information

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited) January 31, 2003	April 30, 2002
CURRENT ASSETS:
Cash and cash equivalents	$829	$725
Accounts receivable (net of allowances of $29 and $30, respectively)	865	745
Inventories	470	460
Prepaid expenses and other current assets	472	749

Total current assets	2,636	2,679

LONG-TERM ASSETS:
Property and equipment, net	527	70
Goodwill	1,807	1,807
Intangible assets (net of accumulated amortization of $49 and $0, respectively)	814	590
Other assets	99	68

Total long-term assets	3,247	2,535

TOTAL ASSETS	$5,883	$5,214

LIABILITIES AND STOCKHOLDERS' EQUITY

	(Unaudited) January 31, 2003	April 30, 2002
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$46
Current portion of obligation under capital leases	47	—
Convertible notes payable (net of discount of $0 and $546, respectively)	—	454
Accounts payable	538	824
Accrued liabilities	328	289

Total current liabilities	913	1,613

OBLIGATION UNDER CAPITAL LEASES, net of current portion	98	—
STOCKHOLDERS' EQUITY:
Preferred stock—no par value; 10,000,000 shares authorized; 963,666 shares issued and outstanding on January 31, 2003 and April 30, 2002	745	745
Common stock—no par value; 40,000,000 shares authorized; 12,106,033 shares issued and outstanding on January 31, 2003 and 10,824,812 shares issued and outstanding on April 30, 2002	11,659	10,354
Additional paid in capital	4,348	3,912
Deferred compensation	(155)	(194)
Accumulated deficit	(11,725)	(11,216)

Total stockholders' equity	4,872	3,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,883	$5,214

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues	$2,364	$2,334	$6,861	$5,985
Cost of revenues	1,793	1,767	5,228	4,496

Gross margin	571	567	1,633	1,489
Operating expenses:
Selling, general and administrative	1,065	1,042	3,315	2,841
Research and development	60	101	189	348

Total operating expenses	1,125	1,143	3,504	3,189

Operating loss	(554)	(576)	(1,871)	(1,700)

Other income (expense):
Gain on legal settlement, net	—	—	2,140	—
Amortization of debt offering costs	—	—	(182)	—
Foreign exchange	(31)	(18)	(83)	(65)
Interest and other income, net	5	12	48	35
Interest expense	(4)	(4)	(561)	(29)

Total other income (expense), net	(30)	(10)	1,362	(59)

Loss before income taxes	(584)	(586)	(509)	(1,759)
Income tax expense	—	—	—	(4)

NET LOSS	$(584)	$(586)	$(509)	$(1,763)

Net loss per share—basic and diluted
Net loss per share	$(.05)	$(.06)	$(.04)	$(.18)
Shares used in computing per share information	11,937	10,213	11,580	9,560

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2003	2002
Net cash provided by (used in) operating activities	$513	$(1,097)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(369)	(18)

Cash used in investing activities	(369)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(46)	(30)
Proceeds from issuance of notes payable	—	73
Proceeds from issuance of common stock	6	480

Cash provided by (used in) financing activities	(40)	523

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	104	(592)
Cash and cash equivalents at beginning of period	725	1,090

Cash and cash equivalents at end of period	$829	$498

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18	$6

Income taxes	$—	$4

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for intangible assets	$—	$590
Common stock warrants issued for services	—	172
Common stock issued for services	—	530
Common stock issued to employees for services	—	246
Common stock issued to IUT for intangible assets	273	—
Capital lease obligations for property and equipment	153	—
Series 2002A Convertible Notes converted into common stock	1,000	—

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of January 31, 2003, and for the three months and nine months ended January 31, 2003, and 2002, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2002.

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

        As of January 31, 2003, a total of 5,147,840 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. As of January 31, 2002, a total of 6,937,278 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.

        During the nine month period ended January 31, 2003, we issued the following shares of Common Stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2002	10,824,812
Conversion of Series 2002A Convertible Notes	1,000,000
Issuance of shares for consulting services	25,000
Shares issued from employee stock purchase plan	6,221
Issuance of shares for trace detection technology	250,000

Balance as of January 31, 2003	12,106,033

        The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $1,305,000 for the nine months ended January 31, 2003.

Inventories

        Inventories consist of (in thousands):

	January 31, 2003	April 30, 2002
Finished goods	$107	$248
Work in progress	344	212
Materials and supplies	19	—

Total inventories	$470	$460

Significant Customers

        As of January 31, 2003, three customers accounted for approximately 65% of total net accounts receivable. Three customers accounted for approximately 37% of total net accounts receivable at April 30, 2002. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 30% and 17%, respectively of revenues for the nine months ended January 31, 2003.    Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 34% and 13%, respectively of revenues for the three months ended January 31, 2003.    Two customers (Perkin Elmer Life Sciences and Eastern Isotopes) accounted for approximately 24% and 19%, respectively of revenues for the nine months ended January 31, 2002. Two customers (Perkin Elmer Life Sciences and Eastern Isotopes) accounted for approximately 29% and 17%, respectively of revenues for the three months ended January 31, 2002.

        Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 43% and 14%, respectively of the German operation's revenues for the nine months ended January 31, 2003. Two customers (Perkin Elmer Life Sciences and IBT SA) accounted for approximately 37% and 11%, respectively of the German operation's revenues for the three months ended January 31, 2003. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 38% and 10%, respectively of the German operation's revenues for the nine months ended January 31, 2002. One customer (Perkin Elmer Life Sciences) accounted for approximately 39% of the German operation's revenues for the three months ended January 31, 2002. Two customers accounted for approximately 50% of the German operation's accounts receivable at January 31, 2003. Two customers accounted for approximately 37% of the German operation's accounts receivable at April 30, 2002.

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

        Information by segment is set forth below (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Segment revenues:
Life sciences	$2,304	$2,330	$6,743	$5,981
Semiconductor materials and products	60	4	118	4

Total	$2,364	$2,334	$6,861	$5,985

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Segment operating (loss) income:
Life sciences	$293	$130	$862	$379
Semiconductor materials and products	(317)	(168)	(684)	(507)
Reconciling amounts	(530)	(538)	(2,049)	(1,572)

Total	$(554)	$(576)	$(1,871)	$(1,700)

	January 31, 2002	April 30, 2002
Total Assets:
Life sciences	$3,575	$3,543
Semiconductor materials and products	1,105	598
Reconciling amounts	1,203	1,073

Total	$5,883	$5,214

        A summary of operations by geographic area is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues:
United States	$1,522	$1,089	$4,684	$2,958
Germany	842	1,245	2,177	3,027

Total	$2,364	$2,334	$6,861	$5,985

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Operating (loss) income:
United States	$(583)	$(465)	$(1,905)	$(1,545)
Germany	29	(111)	34	(155)

Total	$(554)	$(576)	$(1,871)	$(1,700)

	January 31, 2003	April 30, 2002
Total Assets:
United States	$3,221	$2,402
Germany	2,662	2,812

Total	$5,883	$5,214

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

Sale of Chemotrade Leipzig GmbH

        On July 31, 2002, we sold our 75% interest in Chemotrade Leipzig GmbH ("CTL") to the 25% shareholder for 50,000 Euros (approximately $48,000). In accordance with the sales agreement, the transaction was effective as of May 1, 2002, with the new 100% shareholder controlling the operations from that point forward. We recognized a gain of approximately $30,000, which is recorded as other income (expense) in the accompanying condensed consolidated statements of operations.

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

Investment Banking Agreement with vFinance, Inc.

        On June 10, 2002 we terminated our then current agreement with vFinance, Inc. ("vFinance") and entered into a new agreement whereby we issued 25,000 shares of restricted common stock (valued at $26,500 based upon the fair market value of the stock) and 200,000 common stock warrants (valued at $176,000 using the Black-Scholes pricing model) for investment banking, market making and consulting services. The common stock warrants vested immediately, are exercisable at $2.32 per share and expire on June 10, 2006. The agreement is cancelable by either party upon 30 days notification. The value of both the restricted common stock (which vested immediately) and the common stock warrants was being amortized to consulting expense over the twelve-month period (the expected life) of the agreement. During the quarter ended October 31, 2002 a dispute arose between the two parties whereby vFinance claimed that it is entitled to additional cash payments along with the shares of restricted common stock and common stock warrants in order to perform the required services under the new agreement. We determined that vFinance is not entitled to cash payments and have refused to make such payment. It is doubtful that this dispute will be resolved and thus the value of the future services to be provided over the remaining life of the new agreement is expected to be minimal. As a result of the uncertainty of future benefit under this agreement, we expensed the remaining $169,000 of value associated with the restricted common stock and common stock warrants to consulting services during the quarter ended October 31, 2002.

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

Equipment Financing Agreement

        In October 2002 we entered into an agreement with Fidelity Capital ("Fidelity") whereby Fidelity agreed to provide up to $1,000,000 in equipment financing. Under the terms of the agreement, Fidelity will acquire equipment on our behalf and lease it to us over a term of 36 months at a current blended interest rate of approximately 7.5%. Each draw down on the lease will contain a $1 bargain purchase option, payable at the end of the lease at which time title to the equipment will transfer to us, and as a result they will be accounted for as capital leases. Principal amounts outstanding under this facility at January 31, 2002 were $145,000. Included in property and equipment, net as of January 31, 2003 is approximately $150,000 of equipment under capital leases.

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

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance (and subsequent cancellation) of 250,000 shares of restricted common stock to IRSI (see "Consulting Agreement with Investor Relations Services, Inc.") at $.99 per share, the Series A Convertible Preferred Stock was convertible at approximately 1.52 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

        The shareholders' of the Series A Convertible Preferred Stock asserted that our calculation of the conversion price was incorrect and that it should be convertible at a lower price due to the issuance of the Series 2002A Convertible Notes in March 2002 while we maintained that our calculation was in accordance with the Series A Convertible Preferred Stock agreement. In December 2002, we entered into a settlement agreement whereby both parties agreed to a conversion price of $.90 per share. As a result of the settlement, the Series A Convertible Preferred Stock is convertible at approximately 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

Acquisition of Isotope-Based Trace Detection Technology

        In December 2002 we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from Institut of Umwelttechnologien GmbH ("IUT"), an entity in which we hold a 6% ownership interest. We issued to IUT 250,000 shares of restricted common stock for the isotope-based trace detection technology. In addition, we granted IUT a 15 percent ownership interest in our newly created subsidiary, IUT Detection Technologies, Inc., that will own and commercialize the trace detection technology. The restricted common stock was valued at $272,500 based upon the closing price of our common stock on December 4, 2002. We have determined that these intangible assets have a finite life and as a result, we are amortizing them over their estimated useful life of ten years. We incurred amortization expense of $5,000 during the three and nine months ended January 31, 2003. Amortization expense associated with these intangible assets is anticipated to be approximately $27,000 per year over the remaining useful life.

Consulting Agreement with Park Capital Securities, LLC

        In November 2002, we entered into an agreement with Park Capital Securities, LLC whereby we issued a common stock warrant (valued at $261,000 using the Black-Scholes pricing model) to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires in November 2005 and will be expensed to consulting services over the life of the agreement. We recognized consulting services expense of $40,000 related to this agreement during the three and nine months ended January 31, 2003. The agreement terminates on December 31, 2003.

Option Agreement to Acquire additional ownership in IUT

        In December 2002, we acquired an option (at a cost of $50,000), to purchase an additional 29.1% of IUT from an unaffiliated party for an exercise price of $450,000. The option expired unexercised on February 28, 2003.

New Accounting Standards

        Effective May 1, 2002 we adopted the Financial Accounting Standards Board ("the FASB") SFAS No. 141 Business Combinations, SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

        SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. We will account for any future business combinations in accordance with SFAS No. 141. Adoption of SFAS No. 141 did not have a material impact on our financial statements.

        SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. We adopted SFAS No. 142 effective May 1, 2002, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from Silicon Evolution, Inc. ("SEI") and IUT subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142 (see "Amortization of SEI Intangible Assets" and "Acquisition of Isotope-Based Trace Detection Technology"). Included in our assets at January 31, 2003, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

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

        A reconciliation of previously reported net loss and basic and diluted net loss per share to the amounts adjusted for the exclusion of amortization related to goodwill is as follows (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Reported net loss	$(584)	$(586)	$(509)	$(1,763)
Add back: Goodwill amortization	—	44	—	132

Adjusted net loss	$(584)	$(542)	$(509)	$(1,631)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Basic and diluted net loss per share
Reported net loss	$(.05)	$(.06)	$(.04)	$(.18)
Add back: Goodwill amortization	—	.01	—	.01

Adjusted net loss	$(.05)	$(.05)	$(.04)	$(.17)

        SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation, which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Adoption of SFAS No. 144 did not have a material impact on our financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement will require a liability for a cost associated with an exit or disposal activity to be recognized at fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits requiring future employee service, which is to be recognized ratably over the remaining service period. The application of this statement is not anticipated to have a material impact on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement requires all entities with stock-based employee compensation arrangements to provide additional disclosures in their summary of significant accounting policies note. For entities that use the intrinsic value method of APB Opinion 25, Accounting for Stock Issued to Employees, to account for employee stock compensation, their accounting policies note will be required to include a tabular presentation of pro forma net income and earnings per share using the fair value method. This statement also permits entities changing to the fair value method of accounting for employee stock compensation to choose from one of three transition methods—the prospective method, the modified prospective method, or the retroactive restatement method. The main provisions of this statement are effective for fiscal years ending after December 15, 2002. We currently have no intention to change to the fair value method to account for employee stock-based compensation; however, the disclosure provisions will be implemented in our financial statements for the year ending April 30, 2003.

        We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Amortization of SEI Intangible Assets

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

        During May 2002, upon further evaluation of the uses and applications of the acquired technology and the advancement of the development of our SOI business plan, we determined that the intangible assets no longer had an indefinite life and as a result, the assets are now being amortized over their estimated useful life of ten years. We incurred amortization expense of $44,000 and $15,000 related to these intangible assets during the nine months and three months ended January 31, 2003, respectively. Amortization expense associated with these intangible assets is anticipated to be approximately $59,000 per year over the remaining useful life.

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

General Discussion

        Founded in 1992, we are an advanced materials and technology company. We are selling, developing and we anticipate commercializing additional products created from materials whose natural isotopic ratios have been modified as well as non-isotopic (natural) materials. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well-known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive.

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

        While we are currently focusing on these two markets, we continue to evaluate other applications (including the homeland security market through the use of the isotope-based trace detection technology we acquired from IUT) for both stable and radioisotopes and non-isotopic materials. We also sell isotopes for use in basic scientific research and industrial applications. We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semiconductor materials.

        Our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets. Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter. In addition, our nine-month results have been significantly impacted by one-time events including the July 2002 settlement of the Eagle-Picher dispute and sale of CTL. We cannot offer any assurance that these types of events will occur in the future.

SOI Operations

        In September 2002, we entered into several lease agreements related to building space, equipment and services in order to establish our own stand-alone wafer manufacturing facilities ("Fab-1") in Vancouver, Washington (See "Lease Agreements Related to SOI Operations"). In addition to leasing the building space, we have acquired the equipment necessary to establish our operations through bankruptcy sales (of which the cost will ultimately be offset against our receivable from SEI), draws against our equipment financing agreement (See "Equipment Financing Agreement") and approximately

$350,000 in cash acquisitions. We currently have the ability to produce SOI wafers at Fab-1 and with the proper increase in headcount, we believe that we have the capacity to produce up to 10,000 SOI wafers per month.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.8	75.7	76.2	75.1

Gross margin	24.2	24.3	23.8	24.9

Operating expenses:
Selling, general & Administrative	45.1	44.7	48.3	47.6
Research & development	2.5	4.3	2.8	5.8

Total operating expenses	47.6	49.0	51.1	53.4

Operating loss	(23.4)	(24.7)	(27.3)	(28.5)

Other income (expense), net	(1.3)	(.4)	19.9	(.9)

Loss before income taxes	(24.7)	(25.1)	(7.4)	(29.4)

Income tax expense	—	—	—	(.1)

NET LOSS	(24.7)%	(25.1)%	(7.4)%	(29.5)%

Revenues

        Revenues increased from $2,334,000 for the three months ended January 31, 2002 to $2,364,000 for the three months ended January 31, 2003, an increase of $30,000 or 1.3%. The increase is due to $60,000 of semiconductor materials and products sales for the three months ended January 31, 2003 as compared to $4,000 for the three months ended January 31, 2002 partially offset by a decrease in isotope product sales.

        Revenues from domestic isotope product sales for the three months ended January 31, 2003 were $1,462,000, an increase of 34.7%, or $377,000, from $1,085,000 for the three months ended January 31, 2002. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the three months ended January 31, 2003.

        Revenues from international isotope product sales for the three months ended January 31, 2003 were $842,000, a decrease of 32.4%, or $403,000, from $1,245,000 for the three months ended

January 31, 2002. The decrease was primarily the result of the sale of CTL to the 25% shareholder effective May 1, 2002.

        Revenues increased from $5,985,000 for the nine months ended January 31, 2002 to $6,861,000 for the nine months ended January 31, 2003, an increase of $876,000 or 14.6%. The increase is due to a significant increase in domestic isotope product sales partially offset by a significant decrease in international isotope product sales. Included in revenues for the nine months ended January 31, 2003 were $118,000 of semiconductor materials and products sales as compared to $4,000 for the nine months ended January 31, 2002.

        Revenues from domestic isotope product sales for the nine months ended January 31, 2003 were $4,566,000, an increase of 54.6%, or $1,612,000, from $2,954,000 for the nine months ended January 31, 2002. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the nine months ended January 31, 2003.

        Revenues from international isotope product sales for the nine months ended January 31, 2003 were $2,177,000, a decrease of 28.1%, or $850,000, from $3,027,000 for the nine months ended January 31, 2002. The decrease was primarily the result of the sale of CTL to the 25% shareholder effective May 1, 2002.

        Included in revenues from international isotope product sales for the three and nine months ended January 31, 2002 was $468,000 and $1,177,000 of revenues from CTL, respectively. Effective May 1, 2002 we sold our 75% interest in CTL to the 25% shareholder for 50,000 Euros. CTL, which primarily resells oxygen-18, was notified in the quarter ended July 31, 2002 that its current distribution agreement (which expires on December 31, 2002) would not be renewed. The loss of this agreement is significant as it accounted for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 was extremely uncertain. In conjunction with this disposition, Chemotrade is now free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of CTL. We have fully replaced the lost revenue during the nine months ended January 31, 2003 with additional product sales to new and existing customers both domestically and in Europe. We fully anticipate that we will continue this trend during the last quarter of the year ending April 30, 2003 but we can offer no assurances that this will come to fruition.

        Notwithstanding the commencement of manufacturing SOI wafers in our own manufacturing facility in November 2002, we do not anticipate significant revenues from sales of silicon-28 based products in fiscal 2003. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance micro-processor segment of the semiconductor market. We can offer no assurance, however that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

        Gross margin for the three months ended January 31, 2003 was $571,000, an increase of .7%, or $4,000, from $567,000 for the three months ended January 31, 2002. On a percentage of revenues basis, gross margin decreased .1 percentage point to 24.2%, for the three months ended January 31, 2003, from 24.3%, for the three months ended January 31, 2002. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in lower margin international isotope sales primarily due to the disposition of CTL effective May 1, 2002. The percentage of revenues decrease is due to the combination of the zero margin achieved on semiconductor materials and products sales partially offset by an overall increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales due to the disposition of CTL effective May 1, 2002.

        Gross margin for the nine months ended January 31, 2003 was $1,633,000, an increase of 9.7%, or $144,000, from $1,489,000 for the nine months ended January 31, 2002. On a percentage of revenues basis, gross margin decreased 1.1 percentage points to 23.8%, for the nine months ended January 31, 2003, from 24.9%, for the nine months ended January 31, 2002. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in lower margin international isotope sales primarily due to the disposition of CTL effective May 1, 2002 and a $38,000 negative margin on semiconductor materials and products sales. The percentage of revenues decrease is due to the combination of the negative margin achieved on semiconductor materials and products sales partially offset by an overall increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales due to the disposition of CTL effective May 1, 2002.

        Included in gross margin for the three and nine months ended January 31, 2002 was $58,000 and $213,000 of gross margin from CTL, respectively. We have replaced the lost gross margin during the nine months ended January 31, 2003 with additional product sales, at a higher gross margin percentage, to both new and existing customers, both domestically and in Europe. We fully anticipate that we will continue this trend during the last quarter of the year ending April 30, 2003 but we can offer no assurances that this will come to fruition.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $23,000, to $1,065,000, for the three months ended January 31, 2003, from $1,042,000, for the three months ended January 31, 2002. On a percentage of revenues basis, selling, general and administrative expenses increased .4 percentage points to 45.1%, for the three months ended January 31, 2003, from 44.7%, for the three months ended January 31, 2002. Both the dollar and the percentage increase is primarily attributable to an increase in headcount and facility costs related to the semiconductor materials and products business segment partially offset by a decrease in corporate usage of professional services including public relations and legal services.

        Selling, general and administrative expenses increased $474,000, to $3,315,000, for the nine months ended January 31, 2003, from $2,841,000, for the nine months ended January 31, 2002. On a percentage of revenues basis, selling, general and administrative expenses increased .7 percentage points to 48.3%, for the nine months ended January 31, 2003, from 47.6%, for the nine months ended January 31, 2002. The dollar increase is primarily attributable to the expensing of the value of the restricted common stock and common stock warrants issued to vFinance (See "Investment Banking Agreement with vFinance, Inc."), increased investment banking and consulting costs associated with Park Capital Securities, LLC (See "Consulting Agreement with Park Capital Securities, LLC") and an increase in headcount and facility costs related to the semiconductor materials and products business segment. The percentage increase is attributable to the expensing of the value of the restricted common stock and common stock warrants issued to vFinance,increased investment banking and consulting costs associated with Park Capital Securities and an increase in headcount and facility costs related to the semiconductor materials and products business segment partially offset by an increase in revenues.

        We anticipate that we will increase our selling, general and administrative expenses during the last three months of our fiscal year ending April 30, 2003 and into the next fiscal year through anticipated increased marketing efforts for our semiconductor materials and products segment and in an effort to market the isotope-based trace detection technology that we recently acquired from IUT (See "Acquisition of Isotope-Based Trace Detection Technology"). There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Research and Development Expenses

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. We do not anticipate incurring any research and development costs associated with the technology that we recently acquired from IUT through the end of the 2003 fiscal year. We anticipate that we may incur significant research and development costs associated with this technology in the year ending April 30, 2004 only if we are able to obtain additional financing. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies. Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant. We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

        Research and development expenses decreased $41,000, to $60,000, for the three months ended January 31, 2003, from $101,000, for the three months ended January 31, 2002. On a percentage of revenues basis research and development expenses decreased 1.8 percentage points to 2.5% for the three months ended January 31, 2003, from 4.3%, for the three months ended January 31, 2002. The dollar decrease is primarily related to an increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes. This revenue is recorded as an offset to research and development expenses in the accompanying statement of operations. The percentage decrease is also primarily related to the increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes and an increase in revenues.

        Research and development expenses decreased $159,000, to $189,000, for the nine months ended January 31, 2003, from $348,000, for the nine months ended January 31, 2002. On a percentage of revenues basis research and development expenses decreased 3.0 percentage points to 2.8% for the nine months ended January 31, 2003, from 5.8%, for the nine months ended January 31, 2002. The dollar decrease is primarily related to an increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes. This revenue is recorded as an offset to research and development expenses in the accompanying statement of operations. The percentage decrease is also primarily related to the increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes and an increase in revenues.

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

Other Income (Expense), net

        For the three months ended January 31, 2003 and 2002, other income (expense), net includes interest income and expense and foreign currency gains and losses. Other income (expense), net decreased $20,000, to $(30,000), for the three months ended January 31, 2003, from $(10,000), for the three months ended January 31, 2002.

        For the nine months ended January 31, 2003 and 2002, other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses. Other income (expense), net increased $1,421,000, to $1,362,000, for the nine months ended January 31, 2003, from ($59,000), for the nine months ended January 31, 2002. The increase is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute (See "Sale of Depleted Zinc Business and Subsequent Dispute Settlement") and the approximate $30,000 gain resulting from the disposition of CTL, partially offset by the expensing of $546,000 of previously unamortized discount related to the Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock.

Income Taxes

        We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses we anticipate incurring during the remaining portion of the current fiscal year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As such, we have also provided a valuation allowance against our net deferred tax asset as realization is uncertain.

Net Loss

        We recognized a net loss of $584,000 for the three months ended January 31, 2003, as compared to a net loss of $586,000 for the three months ended January 31, 2002. We recognized a net loss of $509,000 for the nine months ended January 31, 2003, as compared to a net loss of $1,763,000 for the nine months ended January 31, 2002. We anticipate that losses will continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

        Net income in future years will be dependent upon our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. During the remainder of the year ending April 30, 2003, we anticipate expanding our SOI operations and generating additional revenues. However, because of our continuing research and development efforts on new products (including products based on our newly-acquired homeland security technology), we anticipate that the operations during the year ending April 30, 2003 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

        Our working capital and liquidity increased significantly during the nine months ended January 31, 2003 due to the resolution of our dispute with Eagle-Picher via the July 24, 2002 settlement agreement whereby we received $2,500,000 ($2,140,000 net of the contingency portion of our legal fees). Working capital increased $657,000, to $1,723,000 at January 31, 2003, from $1,066,000, at April 30, 2002. Our working capital has decreased since we received the funds from the Eagle-Picher settlement as we have used those funds to finance our negative cash flow.

        Our principal source of funding for the nine months ended January 31, 2003 has been from the settlement of the Eagle-Picher dispute. Our principal sources of funding for the nine months ended January 31, 2002 have been from the exercise of common stock warrants and proceeds from the sale of shares under our employee stock purchase program. We provided cash from operating activities of $513,000 during the nine months ended January 31, 2003 and used cash in operating activities of

$1,097,000 during the nine months ended January 31, 2002. Cash provided by operating activities during the nine months ended January 31, 2003 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses. Cash used in operating activities for the nine months ended January 31, 2002 was principally the result of a net loss of $1,763,000.

        Our investing activities used cash of $369,000 and $18,000 for the nine months ended January 31, 2003 and 2002, respectively. Cash used in investing activities for the nine months ended January 31, 2003 and January 31, 2002, resulted from purchases of property and equipment.

        Financing activities used cash of $40,000 for the nine months ended January 31, 2003 and provided cash of $523,000 for the nine months ended January 31, 2002. Cash used in financing activities for the nine months ended January 31, 2003 resulted primarily from payments on borrowings of $46,000. Cash provided by financing activities for the nine months ended January 31, 2002 resulted primarily from the exercise of common stock warrants for $473,000, proceeds of $7,000 from the sale of shares under our employee stock purchase program and $43,000 from the net issuance and repayments of notes payable.

        In October 2002 we entered into an agreement with Fidelity whereby Fidelity agreed to provide up to $1,000,000 in equipment financing. Under the terms of the agreement, Fidelity will acquire equipment on our behalf and lease it to us over a term of 36 months at a current blended interest rate of approximately 7.5%. Each draw down on the lease will contain a $1 bargain purchase option, payable at the end of the lease at which time title to the equipment will transfer to us, and as a result they will be accounted for as capital leases. Principal amounts outstanding under this facility at January 31, 2003 were $145,000.

        At January 31, 2003, we had $829,000 of cash and cash equivalents, an increase of $104,000, compared to $725,000, at April 30, 2002.

        In November 2002, we entered into an agreement with Park Capital Securities, LLC whereby we issued a common stock warrant to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately and expires in November 2005. The agreement terminates on December 31, 2003.

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 of Series 2002A Convertible Notes. The notes were convertible at a ratio of one common share for each dollar of note outstanding, bore interest at 4% per annum and were due March 1, 2003. During the nine months ended January 31, 2003, the $1,000,000 of convertible notes were converted to 1,000,000 shares of common stock.

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders had anti-dilution rights if we issued or sold common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. The 3,085,622 common stock warrants associated with this private placement expired unexercised on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of a December 2002 settlement with the holders of the Series A Convertible Preferred Stock over the proper calculation of the conversion ratio, the conversion price is currently $.90 per share and, as a result, the Series A Convertible Preferred Stock is now convertible at approximately 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

        In general (and even though our working capital increased during the nine-months ended January 31, 2003 due, primarily due to the Eagle-Picher settlement), we expect that our working capital will decrease over time as we continue to use our capital and revenues for operations, research and development and investing activities (including the expansion of our SOI operations). We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures, we have sufficient cash available to fund our short-term working capital requirements for the balance of the current fiscal year and through July, 2003.

        We are currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our proposed homeland security business through the use of the isotope-based trace detection technology we acquired from IUT. Although there is no assurance that funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

Critical Accounting Policies

        In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from SEI and IUT subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142 (See "Amortization of Intangible Assets" and "Acquisition of Isotope-Based Trace Detection Technology"). Included in our assets at January 31, 2003, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

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

        Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001 and the isotope-based trace detection technology we acquired from IUT in December 2002. As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142 Goodwill and Other Intangible Assets. We initially determined that the intangible assets acquired from SEI had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they were not amortized but rather tested annually for impairment. During the nine months ended January 31, 2003, upon further evaluation of the uses and applications of the acquired technology and the advancement of the development of our SOI business plan, we determined that the intangible assets no longer had an indefinite life and as a result, the assets are now being amortized over their estimated useful life of ten years. The isotope-based trace detection technology is also being amortized over its estimated useful life of ten years. We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of a ten-year life for these intangible assets. Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future.

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

Part II: Other Information

Item 2: Changes in Securities and Use of Proceeds

        1.    IUT    In December 2002, we acquired from IUT, certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons. We issued 250,000 shares of our restricted common stock as consideration for the technology. In addition, we granted IUT a 15 percent ownership interest in a newly created subsidiary, IUT Detection Technologies, Inc. that will own and commercialize the trace detection technology. The following sets forth the information required by Item 701 in connection with that transaction:

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

        5.    vFinance, Inc.    On June 10, 2002, we entered into an agreement with vFinance of Boca Raton, Florida, a member of the National Association of Securities Dealers, Inc. The agreement provided for the issuance to vFinance of 25,000 shares of common stock and a warrant to purchase 200,000 shares of common stock in exchange for vFinance's agreement to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

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

Item 6: Exhibits and Reports on Form 8-K

(a)
Exhibits.

        None

(b)
Reports on Form 8-K

  On February 5, 2003 we filed a report on Form-8K, which included our Share Purchase and Assignment Agreement with Eckert Consult GmbH. The agreement details an option that we acquired (for $50,000) from a non-related entity that if exercised, would increase our ownership interest in IUT from 6% to 35.1%. The option was exercisable for $450,000 and expired unexercised on February 28, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the fourteenth day of March, 2003.

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

Date: March 14, 2003	/s/ JAMES E. ALEXANDER James E. Alexander, Chief Executive Officer (principal executive officer)

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

Date: March 14, 2003	/s/ JOHN V. SAKYS John V. Sakys, Chief Financial Officer (principal financial officer)

QuickLinks

Isonics Corporation TABLE OF CONTENTS FORM 10-QSB
ISONICS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY
ISONICS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (Unaudited)
ISONICS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)
ISONICS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CERTIFICATIONS—principal executive and financial officers