Form 10KSB
period 2003-04-30
ISONICS CORP
filed 2003-08-12
CIK 1023966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2003
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
(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒    No ☐

        Registrant's revenues for the fiscal year ended April 30, 2003 were $9,051,000.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on, July 31, 2003 was $8,376,412. Excludes 3,872,177 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

        The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 31, 2003, was 12,117,457 shares. The following document is incorporated by reference into Part III of this Form 10-KSB: None.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ITEM 1. BUSINESS

        Because we want to provide you with more meaningful and useful information, this Form 10-KSB contains certain "forward-looking statements" (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        Wherever possible, we have tried to identify these forward-looking statements by using words such as "anticipate," "believe," "estimate," "expect," "plan," "intend," and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. We have described these risks, uncertainties and contingencies under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition or Plan of Operation." In addition, our working capital shortage resulted in our auditors issuing an opinion on our financial statements indicating a substantial doubt regarding our ability to continue as a going concern.

        We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this report.

General Discussion

Isonics Corporation

        We are an advanced materials and technology company. We are selling, developing and we anticipate commercializing additional products created from materials, including materials whose natural isotopic ratios have been modified as well as non-isotopic (natural) materials. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well-known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive.

        Several manufacturers, located primarily in republics that once were part of the Soviet Union, produce radioactive and stable isotopes. We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds. For example, oxygen-18 is sold as water, and zinc-68 is sold as zinc oxide. Today our business addresses the material needs of two primary markets:

  •
  life sciences (involving isotopic materials) and

  •
  semiconductor materials and products (including both isotopic and non-isotopic materials).

        While we currently are focusing on these two markets, we continue to evaluate other applications for both stable and radioisotopes and non-isotopic materials. In November 2002, we commenced manufacturing silicon-on-insulator ("SOI") wafers in our own manufacturing facility; previously we used a contract manufacturer to do so. In December 2002 we acquired certain isotope-based trace detection technology that can be used to detect explosives and chemical and biological weapons. We acquired this technology from Institut of Umwelttechnologien GmbH ("IUT"), an entity in which we hold a 6% ownership interest. If and when we begin sales of these products, we expect these products to constitute a third market (the homeland security market) for our products.

        We also sell isotopes for use in basic scientific research and industrial applications. We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semi-conductor materials.

        We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our web site is www.isonics.com. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "ISON." The market for our stock and warrants has historically been characterized by low volume, and broad price and volume volatility. Although our common stock and warrants have been quoted on the Nasdaq SmallCap market, our stock was trading at prices significantly below the $1.00 per share minimum maintenance requirements at times during the last half of the calendar year ending December 31, 2002 and has again at times, been trading below $1.00 per share since late February 2003. As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do a stable trading market will develop for our stock or our warrants.

        The address of our principal executive offices and our telephone and facsimile numbers at that address are:

    Isonics Corporation
    5906 McIntyre Street
    Golden, Colorado 80403
    Telephone No.: (303) 279-7900
    Facsimile No.: (303) 279-7300

        We currently conduct some of our operations through one wholly owned-subsidiary and one partially-owned subsidiary. The following chart provides some information about those subsidiaries:

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Chemotrade GmbH Dusseldorf, Germany	Germany	100%	Chemotrade GmbH ("Chemotrade") is a value-added re-seller of stable and radioactive isotopes. It supplies radioactive isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for brachytherapy applications. Additionally, Chemotrade supplies various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Chemotrade's market is primarily Europe, but sales are also made to North America and Asia.
IUT Detection Technologies, Inc.	Colorado, USA	85%
			IUT Detection Technologies,Inc. ("IUTDT") will own and commercialize the detection technology that we acquired from IUT. This isotope-based trace detection technology will be used to detect explosives and chemical and biological weapons.

        The foregoing does not include Isonics' minority ownership in two companies:

  •
  Interpro Zinc, LLC, a Colorado entity which engages in the research and development for the recovery and recycling of zinc metal from various sources. Isonics has a 25% interest in this entity.

  •
  IUT, an entity based in Berlin, Germany which performs research and development, and manufacturing of radioisotopes. Isonics has a 6% interest in IUT through Chemotrade.

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

        Radioisotopes.    The radioisotopes we acquire and sell are typically used in medical diagnostic and therapy applications. A key property of a radioisotope is its half-life. The half-life is a measure of how fast a radioisotope decays into either a stable isotope or another radioisotope. Since most radioisotopes used in life science applications have short half-lives, they are rarely found in nature. Therefore, they are manmade and must generally be used shortly after production. They are typically produced by irradiating a target material (often an enriched or depleted stable isotope) in a nuclear reactor, cyclotron or linac. These devices generate the appropriate particles required to transmute or convert the target material into the desired radioisotope.

        SOI Wafer Manufacturing.    In January 2002, we commenced our SOI wafer operations under an alliance agreement with Silicon Quest International, Inc. ("SQI") whereby SQI agreed to exclusively manufacture and supply SOI wafers for Isonics. As described in more detail below, we commenced manufacturing SOI wafers in our own facility in November 2002 and terminated our agreement with SQI.

        Homeland Security.    In December 2002, we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from IUT as described further below.

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

        To further our strategy as discussed above, in calendar year 2002 we commenced two new potential businesses—the manufacture and marketing of SOI wafers and the acquisition of detection technology for the commencement of our homeland security operations.

Recent Business Dispositions

        Sale of Chemotrade Leipzig GmbH.    On July 31, 2002, our wholly-owned subsidiary, Chemotrade, sold its 75% interest in CTL to the 25% shareholder for 50,000 Euros (approximately $48,000). In accordance with the sales agreement, the transaction was effective May 1, 2002 with the new 100% shareholder controlling the operations from that point forward. CTL, which primarily resells oxygen-18, was notified that its current distribution agreement (which expired on December 31, 2002) would not be renewed. The loss of this agreement was significant as it accounted for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 was uncertain. As a result of this disposition, Chemotrade is now free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of CTL. We recognized revenue and gross margin related to CTL of approximately $1,575,000 and $326,000, respectively for the year ended April 30, 2002. We have fully replaced the lost revenue during fiscal year 2003 with additional product sales to new and existing customers both domestically and in Europe. We fully anticipate that we will continue this trend during fiscal year 2004, but we can offer no assurances that this will come to fruition.

        Sale of Depleted Zinc Business.    On December 1, 1999, we sold our depleted zinc business to Eagle-Picher Technologies, LLC ("Eagle-Picher") for $8.2 million, of which $6.7 million was paid on December 1, 1999. Disputes between Isonics and Eagle-Picher arose which were resolved in a settlement agreement on July 24, 2002. See "Legal Proceedings."

Products

        Our revenues have historically derived from sales from a broad range of sources. The mix of our revenues has changed significantly during the past three years:

        In fiscal year 2000, our revenues were generated from depleted zinc sales, oxygen-18 and other stable isotopes sales, radioisotopes sales, and from contract research and development activities. We sold our depleted zinc business in December 1999 and did not recognize any revenues from depleted zinc sales after that time.

        During fiscal year 2001, our revenues were solely generated from sales of stable and radioactive isotopes because of the prior sale of the depleted zinc operations and the cessation of our contract research and development activities.

        During fiscal years 2002 and 2003, our revenues were generated from sales of stable and radioactive isotopes and, commencing January 2002, from sales of SOI wafers. Our sales mix has remained approximately the same through July 31, 2003.

        As evidenced by the commencement of our own manufacturing operations for SOI wafers and our recent acquisition of the detection technology from IUT, we are attempting to develop new product lines, which we expect to add to our revenue stream. While we are attempting to ramp up sales of our SOI wafer product line, we do not expect to generate any significant revenues during fiscal year 2004 relating to the trace detection technology we acquired from IUT. The following is a more specific discussion of our current products.

We Supply Isotopes for Life Sciences Applications

        For the past several years, we have supplied stable isotopes in elemental and simple compound forms for use in life science applications. In 1998, we expanded our product offerings to include radioisotopes. We will continue selling our current stable and radioactive isotope products/services, develop new ones along similar lines and expand our offerings through vertical integration. From time to time we evaluate building additional isotope separation facilities in the United States or Western Europe. We currently do not have the capital to do so, but it is an important aspect of our strategic plan because we expect that it will reduce our reliance on foreign manufacturers and enhance our bottom line. In addition, we intend to expand our value-added manufacturing capabilities.

        Our existing and emerging life sciences products include isotopes used for a large number of purposes and can be categorized as follows:

  •
  isotopes used in biomedical research, particularly drug development;

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

        Calibration Standards.    There are many medical devices that measure levels of radiation in patients. These devices need to be calibrated using standards of known radiation strength and type in order to ensure their accuracy. These standards derive from radioisotopes such as cobalt-57 and gadolinium-153. We supply many of the stable isotope target materials, as well as radioisotopes, to many of the manufacturers of the equipment needing calibration.

        Medical equipment calibration is one of the largest markets for radioactive source standards. These medical devices are found in the nuclear medicine departments at thousands of hospitals around the world. The continued growth in the numbers and complexity of nuclear medicine imaging equipment, especially PET, ensure growth in the demand for these radioisotopes.

We have commenced our Silicon-on-Insulator Wafer Manufacturing and Marketing Operations

        SEI License Agreement.    On September 14, 2001 we licensed technology owned by Silicon Evolution, Inc. ("SEI") which allowed us to enter the business of manufacturing SOI wafers and other silicon wafers. We issued 500,000 shares of our newly-created Series B Preferred Stock to SEI which automatically converted into 500,000 shares of our common stock following our November 13, 2001 shareholders' meeting. The license is exclusive, perpetual, and does not bear any royalty obligation.

        The technology we licensed from SEI allows the owner of the technology to manufacture SOI wafers for integrated circuit component (IC's or "Chips") and micro mechanical system (MEMS) manufacturers. We licensed SEI's core intellectual property (IP) technology for precision wafer polishing, cleaning, and bonding silicon wafers to produce thick-film SOI in the 100 mm, 150 mm, 200 mm, and 300 mm form factors.

        SEI filed for Chapter 7 bankruptcy on November 21, 2001. As part of the Bankruptcy Trustee's duties in the case, the Trustee reviewed our entire financial and business relationship with SEI. Ultimately we entered into a series of agreements with the Trustee in which, among other things, the Trustee:

          (i)    acknowledged our prior acquisition of virtually all of SEI's intellectual property,

          (ii)   conveyed all of SEI's residual intellectual property rights to us,

          (iii)  acknowledged our secured creditor status for all amounts we had loaned SEI before the bankruptcy, including all accrued interest and attorneys' fees we incurred during the bankruptcy case, and

          (iv)  approved our acquiring selected additional items of SEI's equipment from the bankruptcy estate by crediting the value of the equipment against our secured claim.

        The Bankruptcy Court approved all of these agreements and we completed these transactions in April 2003.

        SOI Wafer Manufacturing.    In an effort to commence our SOI business operations, on December 19, 2001 we entered into an alliance agreement with SQI whereby SQI agreed to exclusively manufacture and supply SOI wafers for us and to provide certain sales and marketing services to us as requested. As a result of the establishment of our own thick-film SOI manufacturing facilities, the alliance agreement with SQI was terminated effective November 22, 2002. Under the terms of the agreement, SQI is prohibited from producing SOI wafers until November 22, 2003.

        We shipped our first SOI wafers to one of our customers in late January 2002 and have continued to ship SOI wafers to our customers since that time. Our agreement with SQI permitted us to commence the manufacturing and marketing of SOI wafers using the technology we licensed from SEI, without incurring the significant cash investment we originally contemplated. During the years ended April 30, 2003 and 2002, we recognized revenue of $197,000 and $15,000, respectively related to the sale of SOI wafers. We anticipate increasing our revenues from the sale of SOI wafers in fiscal year 2004, however we can offer no assurance that this will come to fruition.

        In September 2002, we entered into several lease agreements related to building space, equipment and services in order to establish our own stand-alone wafer manufacturing facilities ("Fab-1") in Vancouver, Washington. In addition to leasing the building space, we have acquired the equipment necessary to establish our operations through bankruptcy sales (of which the majority of the cost was offset against our receivable from SEI), draws against our equipment financing agreement with Fidelity Capital and cash acquisitions. We currently have the ability to produce SOI wafers at Fab-1 and with the proper increase in headcount, we believe that we have the capacity to produce a significant amount of SOI wafers per month.

        We are currently increasing our sales activities but the ramp-up in sales is anticipated to be a slow process as we still need to complete the certification process with most new potential customers and many potential customers are proceeding cautiously with SOI wafers until the United States economy recovers. As a result, although we plan to gradually increase our revenues from the sale of SOI wafers, we may not be able to generate significant revenue from the sale of SOI wafers until the last half of fiscal year 2004, if at all.

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

        In fiscal year 2003, we entered into a service agreement with a major semiconductor manufacturer to provide wafer grinding, polishing, and bonding services to support development of advanced silicon wafer technologies. Our proprietary wafer technology is the enabling technology that allows the development program to proceed, and, if any products are developed using these advanced wafers, our technology would be licensed to support such production.

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

        In May 2003, we announced that we had developed our own thin-film SOI wafer technology and had accepted our first commercial order for thin-film wafers. We expect to expand this activity in fiscal year 2004 and become one of the few suppliers that offers both thin and thick film SOI wafers.

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

        Beginning with the Pentium®, Sparc®, and Alpha® microprocessors, heat sinks and fans became necessary to control the higher operating temperatures. According to the Semiconductor Industry Association's National Technology Roadmap for Semiconductors, when the microprocessor's power requirements exceed approximately 110 watts, heat sinks and fans will no longer be adequate and active cooling (refrigeration) will be required. Most of the major computer companies have already demonstrated cryogenically cooled computers that operate up to one-third faster than their conventionally cooled counterparts. These cryogenic cooling devices can cost upwards of $400 per microprocessor.

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

        To expand this testing, in July 2002 Isonics qualified Globitech Incorporated to produce silicon-28 epitaxial wafers using silicon-28 trichlorosilane and we implemented a working agreement with them to produce silicon-28 epitaxial wafers for our customers. Globitech is an epitaxial wafer manufacturer located in Sherman, Texas. In addition to producing wafers for Isonics, we have agreed to work with Globitech to supply silicon-28 wafers to Globitech's customers, if demand develops.

        In August 2001, we entered into a marketing agreement with a major wafer manufacturer. We have since supplied silicon-28 trichlorosilane (which was produced in the United States) to this wafer producer for the manufacture of silicon-28 epitaxial wafers. These wafers are being supplied to interested customers worldwide for evaluation in a number of semiconductor devices. This agreement is critical in assuring that silicon-28 epitaxial wafers will be available to meet the increasingly stringent quality demands of the semiconductor industry. Any proceeds generated under this agreement will be shared equally with the wafer manufacturer.

        The next step in our development program is to make bulk wafers of pure silicon-28. The manufacture of bulk wafers requires substantially more material than we could economically acquire from our existing suppliers. We sought a domestic, economical supply of silicon-28 in a contract with Eagle-Picher, which believed that its silicon isotope separation technology could supply the necessary silicon-28 to us. Eagle-Picher was not able to supply silicon-28, and disputes arose which were resolved in a settlement agreement on July 24, 2002. See "Legal Proceedings."

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

        We received only nominal proceeds ($65,000) from the sale of silicon-28 based products (mainly to universities and research groups) in fiscal 2003 but we did receive an order for $200,000 for the sale of silicon-28 as a bulk isotope in the fourth quarter of fiscal year 2003. The sale of this isotope was completed in May of 2003 and was shipped to a second major wafer manufacturer to support silicon-28 epitaxial wafer production of test wafers. While we cannot forecast future orders of silicon-28 products, we are hopeful that this business will continue to grow as additional potential customers start evaluating silicon-28.

We Are Developing Products to Detect Explosives, Chemical Weapons, Illegal Drugs, and Other Chemical Compounds.

        In December 2002, we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from IUT, an entity in which we hold a 6 percent ownership interest. We issued to IUT 250,000 shares of our restricted common stock as consideration for the technology (which we valued at $273,000). In addition, we granted IUT a 15 percent ownership interest in a newly created subsidiary, IUTDT that will own and commercialize the trace detection technology. Our ownership percentage may be reduced to the extent we raise additional equity capital through this subsidiary or acquire additional technologies. We also paid $50,000 for an option that would have allowed us, upon exercise to acquire an additional 29.1% interest in IUT from an unaffiliated party for a total purchase price of $450,000. The option expired, unexercised, on February 28, 2003.

        The technology that we acquired from IUT consists of devices and technologies based on neutron detection and gamma spectroscopy. A number of these technologies and potential products have been under development at IUT for approximately five years, and some are available in prototype form. We expect that at least one product, named NeutroTest, may be commercially available in calendar year 2003. NeutroTest is a portable instrument capable of interrogating small items, such as baggage or suspicious parcels or other objects. Based on tests to date, NeutroTest can discriminate between explosives, chemical warfare agents, and benign or inert materials, even through steel casings. In its present form, we believe that it can be used to identify landmines and local police and fire departments can use it to assess potential threats in the field. To expand its application, subject to raising additional financing, we plan to configure this technology into a form for screening packages or hand carried luggage at airports, office building, and other high security locations.

        IUTDT will continue to focus on products utilizing nuclear detection technologies and leveraging its experience gained at IUT in establishing relationships with governmental entities, obtaining funding for research and development activities, increasing its portfolio of technology patents and commercializing promising products. IUTDT will work closely with IUT in completing necessary research and development activities along with providing immediate manufacturing needs. If and when

IUTDT is able to raise sufficient capital, it may establish sales operations in the United States and will explore all available manufacturing options, as well as potential partnership agreements to meet its possible demand for its products.

Distribution Method

        We operate life sciences sales offices in Columbia, Maryland, and Düsseldorf, Germany. We currently market our SOI wafers through our sales office in Vancouver, Washington. We also identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers. There are a limited number of suppliers in the isotope industry and, therefore, most customers are aware of the products and services we offer. Customers directly place the orders and we either ship directly to the customer through our sales offices or the product is shipped directly from the supplier. We use commercial courier services such as Federal Express and DHL to ship all products. Before we terminated our agreement with SQI for the manufacture of SOI wafers, SQI was responsible for packaging and shipping wafers to our customers. We are now packaging and shipping from our own manufacturing facilities using commercial courier services.

Significant Customers

        As of April 30, 2003, three customers accounted for approximately 46% of total net accounts receivable. Three customers accounted for approximately 37% of total net accounts receivable at April 30, 2002. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 29% and 17%, respectively of revenues for the year ended April 30, 2003. Two customers (Perkin Elmer Life Sciences and Eastern Isotopes) accounted for approximately 22% and 20%, respectively of revenues for the year ended April 30, 2002. Four customers (Perkin Elmer Life Sciences, IBT SA, Revis LTD and Idaho Isotopes) accounted for approximately 43%, 15%, 13% and 12%, respectively of the German operation's revenues for the year ended April 30, 2003. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 36% and 11%, respectively of the German operation's revenues for the year ended April 30, 2002. Two customers accounted for approximately 52% of the German operation's accounts receivable at April 30, 2003. Two customers accounted for approximately 37% of the German segment's accounts receivable at April 30, 2002.

        Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce, or delay the amount of isotope or other products ordered from us.

Research and Development

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. We will, in addition, continue funding research and development to improve technologies for isotope separation, materials processing technologies and SOI technologies. During fiscal year 2003 and fiscal year 2002, research and development expenses were $303,000 and $423,000, respectively.

        In fiscal year 2004, we expect to continue to focus our research and development efforts on the production of high chemical-purity silicon-28 silane gas, silicon-28 trichlorosilane and silicon-28 epitaxial wafers. In addition, we are focused on refining our processes associated with the production of SOI Wafers at our plant in Vancouver, Washington. These research and development efforts continue the research and development we performed in fiscal years 2003 and 2002. In addition, if we are able to raise additional funding, we may commence significant research and development activities at IUTDT for the development of commercially-marketable products using the technology we acquired from IUT in December 2002. It is possible that a significant portion of these R&D activities would be outsourced and completed by IUT. These development activities will not be funded from our current working capital.

Silicon-28.

        In fiscal year 2003 we entered into one additional silicon-28 evaluation program with a major semiconductor device manufacturer and supplied silicon-28 epitaxial wafers to them. We have also supplied silicon-28 epitaxial wafers to a number of research organizations.

        In fiscal year 2002, we entered into silicon-28 evaluation programs with two additional semiconductor manufacturers, one of which manufactures semiconductor power devices, and supplied silicon-28 epitaxial wafers to these manufacturers.

        In May 2001, we entered into a silicon-28 Joint Development program with Advanced Micro Devices ("AMD"), a major microprocessor manufacturer, whereby we supplied AMD with silicon-28 wafers. In fiscal year 2002, we delivered a second lot of silicon-28 epitaxial wafers to AMD and in fiscal year 2003 a third lot was delivered. AMD is using our products to make and rigorously test state-of-the-art microprocessors to accurately quantify the benefits of high thermal conductivity silicon-28 in this application. We expect to use the results of the testing program to find the proper balance between performance and cost. As of July 31, 2003 this testing is still ongoing and the results we have received are generally positive. In addition to AMD, another major microprocessor manufacturer started evaluating silicon-28 epitaxial wafers that were delivered in September 2000. No results have been received from this program and it is believed that the program has been halted due to personnel and cost reductions.

        In fiscal year 2001, we delivered a second lot of epitaxial wafers to Cypress Semiconductor ("Cypress"), and we also sold a small quantity of silicon-28 epitaxial wafers to two Japanese semiconductor manufacturers for their evaluation. Cypress completed one study of static random access memory using 0.25 micron technology (250 nanometers) without finding a significant advantage using silicon-28 and is planning to continue its evaluation process using 90 nanometer technology during our 2004 fiscal year.

        In fiscal year 2001, we entered into two research programs at universities;

  •
  The University of Texas (Austin) evaluated the use of silicon-28 epitaxial wafers as substrates for SiGe:C based transistors, and

  •
  The University of California (Santa Cruz) used silicon-28 epitaxial wafers to build novel thermoelectric coolers

        These research programs are proceeding slowly and we have not received results from them as yet.

        In fiscal year 2000, we funded two university research programs and participated in two others.

  •
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

  •
  Innovations for High Performance Microelectronics (IHP), a German research organization, is evaluating silicon-28 epitaxial wafers in their SiGe:C technology being developed for wireless telecommunications applications. This program is still underway, although the principal scientist has left IHP to take a position at another institution.

  •
  DIMES, a research organization associated with Delft University in the Netherlands is evaluating silicon-28 SOI wafers to determine if improved cooling can be accomplished. This program is still underway.

        Additionally, in fiscal year 2000, we entered into a Cooperative Research & Development Agreement with Lawrence Berkeley Laboratory in Berkeley, California ("LBNL"), to study the properties of various silicon isotopes. This agreement is part of a U.S. Department of Energy program to apply Russian nuclear weapons technology to commercial applications. Delays within the Department of Energy pushed the start of this program to our fiscal year 2002. The first delivery of silicon isotopes occurred in December 2001. The second delivery occurred in April 2003. As a result of this program Isonics has at its disposal approximately 20 kilograms of silicon-28 isotope to further its research programs.

        We have provided silicon-28 silane gas to LBNL as part of the Cooperative Research and Development Agreement, and LBNL has manufactured small amounts of silicon-28, silicon-29 and silicon-30 polysilicon which was used to grow small diameter single crystals. These crystals are being used to study the basic physics properties such as thermal conductivity, carrier mobility, and spin coherence lifetimes.

        During Fiscal year 2000, We also supplied silicon-28 silane gas to ATMI, Inc. in Danbury, Connecticut, and participated in their Office of Naval Research funded program to investigate isotopically-pure silicon carbide. Initial data from this program have shown an improvement in the thermal conductivity of isotopically pure silicon carbide epitaxial layers. This is the first data that we are aware of that has shown improvement in an isotopically modified compound semiconductor. This program has been completed and a final report is being written.

        During fiscal year 1999, we signed a joint research and development agreement with Silex Systems, Ltd. The agreement called for Silex to partially fund some of our development activities and for Silex to assess the feasibility of building a silicon isotope separation plant using Silex's patented laser isotope separation process. This agreement reflects our effort to ensure a large supply of silicon isotopes at a reasonable cost to support the large-scale manufacture of isotopically-pure silicon wafers. According to Silex, in 2001 they started a stable isotope separation program that includes silicon.

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

          3)    Gate oxide integrity testing as a function of oxide thickness to determine any changes from standard wafers,

          4)    Manufacture and testing of a device using a well documented (generally older) technology to determine any yield or performance improvements,

          5)    Manufacture and testing of a device using state-of-the-art technology to determine any yield or performance improvements. Depending on the specific company, this could be technology already in production or technology scheduled for future production,

          6)    Repeat step 5 with a sufficient quantity of wafers from a qualified wafer supplier to generate a statistically valid conclusion, and finally

          7)    Production planning for the introduction of a new product based on silicon-28.

        The testing sequence is a time consuming process. While several companies are well into the evaluation process, we did not receive significant proceeds in our 2003 fiscal year, and we are not aware of plans for the introduction of products based on silicon-28 wafers. Therefore we do not anticipate significant proceeds from silicon-28 product sales in fiscal year 2004, although if any of the evaluation programs underway yield positive results, we could respond to customer demand in a relative short time frame.

Other Semiconductor Isotopes.

        In October 2001, we announced an agreement with Cermet, Inc., to research the properties of isotopically-pure zinc oxide. Zinc oxide single crystal wafers are possible substrates for gallium nitride thin film devices and could benefit from higher thermal conductivity. We supplied isotopically-pure zinc oxide which Cermet used to produce single crystal wafers using their proprietary process. The chemical purity of the initial material we provided was not equal to Cermet's standard zinc oxide, and higher purity material will have to be made in order to determine the effectiveness of isotopic enrichment. This research and development program has been put on hold to concentrate on our silicon wafer product line.

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

        In October 2000, we announced a Joint Development Agreement with Epichem Inc., to commercialize isotopically pure gallium for the semiconductor and opto-electronic industries. Research to date has focused on the use of trimethylgallium (TMG) as a feedstock for centrifugal separation of gallium. Trimethylgallium has been found to be extremely corrosive to the normal materials of centrifuge construction, and the project has been expanded to consider exotic materials as well as other chemical forms of gallium that may be more suitable. We are looking for additional funding to pursue this program and intend to submit a proposal under the IPP Program.

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

        We currently have no patents in our own name, although we have been notified by the patent office that two patents have been allowed and will be issued shortly. We have filed several other patent applications and we have rights to several isotopically engineered innovations regarding electronic and optical materials, which we believe may be patentable. Ongoing work in the area of isotope separation by chemical means (which is currently being performed by outside entities) may also lead to patentable inventions.

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

Isotopes for Life Sciences

        We do not produce stable or radioactive isotopes for use in the life sciences applications mentioned here. Instead, we distribute products made for us by a variety of producers in Russia, other countries of the former Soviet Union, Europe and North America. In many cases, we have long-term, exclusive supply relationships in place with producers. In others, we have the advantage of relationships that have developed over upwards of 25 years.

        Competitors for stable isotopes fall into two categories—other producers and other distributors. Our primary competition from other producers comes from the other manufacturers of oxygen-18—Rotem, Isotec (Sigma Aldrich), CIL and Marshall Industries. To counter this, we have an exclusive five-year supply agreement in place with our producer (which expires July 2006). Our product is very high in quality and arguably the best in the world. We offer a very competitive and effective recycle program. As for competition with other distributors, our primary competition comes from Trace Sciences, a privately-held company in Canada with long-standing supply relationships with several stable isotope producers.

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

Semiconductor Materials.

        SOI Wafers.    There are several competitors in the thick-film SOI wafer business, many of which are larger than Isonics and have significant financial resources as compared to Isonics. Analog Devices, Okmetic and SEH-Japan are our most significant competitors for thick-film SOI wafers while SOITEC, SEH, Canon, and Ibis are our most significant competitors for thin-film SOI wafers.

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

Homeland Security

        A large number of companies are involved in the homeland security industry, an industry that received a significant impetus from the events of September 11, 2001. Many of these companies (such as InVision Technologies, Inc., Ancore Corporation, and L-3 Communications Holdings, Inc.) are significantly larger than Isonics with greater financial resources at their disposal. We believe that the technology that we have acquired from IUT will result in better detection products, which will be attractive to the marketplace. Given the size and importance of the homeland security market, we anticipate that even greater competition will emerge.

Summary of Competition

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

        Except for the agreements with our supplier of oxygen-18 in Russia, we do not have any written agreements with our suppliers and processors. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse, affect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers.

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

Product Liability and Insurance

        Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew product liability insurance (which currently expires April 30, 2004) in order to protect ourselves from such potential exposures, however there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, and at an acceptable cost. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions.

Employees

        As of July 31, 2003, we had 12 full-time employees. Five of our employees have Ph.D.s in scientific or engineering disciplines. Approximately one employee(s) is(are) involved in research and product development, two in sourcing, five in our SOI manufacturing operations and four in business development and administration. An employee's responsibilities may also encompass areas other than his or her primary area of responsibility. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

        We previously leased our corporate facilities from Interpro Zinc, LLC on a month-to-month basis at a current cost of $4,000 per month. Our lease with Interpro Zinc, LLC was terminated effective July 31, 2003 and as a result, we are currently negotiating a new lease (now with the Colorado School of Mines Research Institute) on a month-to-month basis to continue leasing office and storage space at our current location. The lease is anticipated to be effective August 1, 2003 but we have not reached a formal agreement.

        We lease facilities, equipment and services in Vancouver, Washington for our SOI manufacturing facility under three different leases with an unaffiliated landlord. These leases terminate December 31, 2003 and require minimum monthly payments totaling approximately $14,000 per month.

        We lease 1,750 square feet for an administrative sales office in Columbia, Maryland that expires December 1, 2003. Chemotrade leases office space in Düsseldorf, Germany that expires June 15, 2004.

ITEM 3. LEGAL PROCEEDINGS

        Through July 2002, we were involved in an arbitration matter before the American Arbitration Association in Dallas, Texas (the "AAA") involving our dispute with Eagle-Picher. We filed this arbitration demand on March 26, 2001, and Eagle-Picher filed a competing claim. These competing claims were consolidated into a single proceeding (No. 71Y1980017501) before the AAA. We resolved this dispute on July 24, 2002, before the hearing commenced. Eagle-Picher paid us $2,500,000 as consideration for the settlement ($2,140,000 net of the contingency portion of our legal fees). Neither Isonics nor Eagle-Picher acknowledged fault or liability in connection with the arbitration or with respect to any of the transactions that were the subject of the arbitration.

        On July 1, 2002 we agreed to issue 250,000 shares of restricted common stock (valued at $247,500 based upon the fair market value of the stock) to Investor Relations Services, Inc. ("IRSI") so that IRSI would perform consulting services consisting of financial advisory, strategic business planning and investor and public relations services. We terminated the contract in August 2002 due to nonperformance by IRSI and cancelled the shares and returned them to the "authorized, unissued" category. During October 2002 and again in August 2003, IRSI disputed our termination of the agreement based upon nonperformance. If this proceeds any further, we intend to vigorously defend our position and believe that the outcome will not have a material impact on the results of our operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not hold a meeting of our shareholders during the fourth quarter of the year ended April 30, 2003. We did hold a meeting of our shareholders on November 19, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)   Market Information. Our common stock is quoted on the Nasdaq SmallCap Market. As of July 31, 2003, we have outstanding 202,500 Class C Warrants, 430,110 registered Class B Warrants, as well as 1,350,000 restricted Class B Warrants. The Class B Warrants and the Class C Warrants are also quoted on the Nasdaq SmallCap Market. Currently the trading symbols for our outstanding securities are as follows:

Common Stock	"ISON"
Class B Warrants	"ISONL"
Class C Warrants	"ISONZ"

        The following table sets forth the closing bid prices for the common stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for the two most recent fiscal years as reported by the Nasdaq SmallCap Market.

Quarter Ended Jul 31, 2003
Common Stock (ISON)
High	$1.15
Low	$.71
	Quarter Ended
2003 fiscal year	Jul 31, 2002	Oct 31, 2002	Jan 31, 2003	Apr 30, 2003
Common Stock (ISON)
High	$1.25	$1.04	$1.55	$1.25
Low	$.96	$.70	$.68	$.70
	Quarter Ended
2002 fiscal year	Jul 31, 2001	Oct 31, 2001	Jan 31, 2002	Apr 30, 2002
Common Stock (ISON)
High	$1.85	$1.49	$1.18	$1.25
Low	$1.14	$.77	$0.97	$1.10

        (b)   and (c) Shareholders and Dividends. As of April 30, 2003, there were approximately 95 holders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

        We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Additionally, the certificate of designation for the Series A Convertible Preferred Stock contains restrictions on our ability to pay dividends to holders of our common stock.

        The market price of our Common Stock could drop if substantial amounts of shares are sold in the public market or if the market perceives that such sales could occur. A drop in the market price could adversely affect holders of the stock and could also harm our ability to raise additional capital by selling equity securities.

        (d)   Securities Authorized for Issuance Under Equity Compensation Plans.

        The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the year ending April 30, 2003.

Equity Compensation Plan Information(1)

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,790,230	$1.50	1,351,901
Equity compensation plans not approved by security holders	0	$0	0
Total	1,790,230	$1.50	1,351,901

(1)
This does not include options or warrants held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

        (e)   Recent Sales of Unregistered Securities—Item 701 Disclosure.

Employee and Director Offerings

Employee Offerings

        (a)   During the past years, we have issued shares of common stock, and options to purchase shares of common stock pursuant to its existing employee benefit plans. As noted in the following discussion, portions of some of these plans have been included within registration statements on Form S-8 (file nos. 333-74339 and 333-52514). The following table sets forth information about the options outstanding and available for issuance under each of the plans as of April 30, 2003:

Plan Name	Issued Options/Shares	Available for Grant or Issuance
1996 Stock Option Plan	358,769 options	0 options
1996 Executives Equity Incentive Plan	994,062 options 225,000 shares	708,480 options/shares
1996 Equity Incentive Plan	297,399 options	643,421 options/shares
1998 Employee Stock Purchase Plan	40,579 shares	159,421 shares

  Director Offerings

        (a)   The 1998 Directors' Plan (the "Directors' Plan") authorized each person serving as a member of the Board who is not an employee of Isonics to receive options to purchase 20,000 shares of our common stock when such person accepts his position as a Director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a Director provided such person is not an employee of Isonics. The exercise price for the options is the Fair Market Value (as defined in the Executives' Plan) on the date such person becomes a director and the options are exercisable for five years from such date. The options granted under the Directors' Plan vest immediately upon the date of the grant. In the event a Director resigns or is not re-elected to the Board, failure to exercise the options in three months results in the options' termination prior to the expiration of their term. Although the Directors adopted the plan in 1998, the Board formalized the plan by resolution in January 2000. The Directors' Plan is not included within any registration statement.

        During the last three fiscal years, the following persons have been granted options under the Directors' Plan:

Name	Shares Under Option	Exercise Price	Expiration
Lindsay Gardner	10,000	$2.19	October 10, 2005
	10,000	$1.06	November 12, 2006
	10,000	$1.00	November 19, 2007
Richard Parker	10,000	$2.19	October 10, 2005
	10,000	$1.06	November 12, 2006
	10,000	$1.00	November 19, 2007
Larry Wells*	10,000	$2.19	January 13, 2003
	10,000	$1.06	January 13, 2003

*
Mr. Wells resigned as a director as of October 13, 2002. As a result of his resignation, all of the options granted to Mr. Wells have expired.

Dr. Walitzki

        (a)   In connection with his employment by Isonics in December 2001, we issued 200,000 shares of common stock to Dr. Walitzki. These shares were subject to certain vesting requirements, and 20,000 have vested as of April 30, 2003. At the same time, we also granted Dr. Walitzki options to purchase 204,000 shares of common stock, of which 84,000 are vested as of April 30, 2003 and are currently exercisable.

        (b)   Other Non-Plan Issuances to Officers or Directors

          None

Applicable to the Offerings to the Employees, Directors, and Dr. Walitzki Offering

        (a)   No underwriters were involved in the transactions.

        (b)   The stock options and bonuses issued outside of our employee benefit plans were, for the most part, issued in consideration of services rendered and did not (therefore) involve the offer or sale of securities. In some cases they were issued to induce the performance of services in the future.

        (c)   Many of the securities referred to in this section were not offered or sold in a manner that constituted a "sale" of securities as that term is defined in Section 2(a)(3) of the Securities Act. Where a "sale" occurred, the transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933 or Rule 701.

        (d)   There are no conversion rights or exchange rights associated with the common stock. To the extent vested, the options are exercisable to purchase shares of common stock as described above.

        (e)   Where proceeds were received, the proceeds were utilized for working capital purposes.

IUT

        In December 2002 we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from IUT, an entity in which we hold a 6% ownership interest. We issued to IUT 250,000 shares of restricted common stock for the isotope-based trace detection technology. In addition, we granted IUT a 15% ownership interest in a newly created subsidiary, IUTDT that will own and commercialize the trace detection technology. The restricted common stock was valued at $273,000 based upon the closing price of our common stock on December 4, 2002.

        (a)   The transaction was completed on December 4, 2002. We issued 250,000 shares of our restricted common stock to IUT, a German corporation. All of the shareholders of IUT (other than Isonics, which owns 6% of IUT) are neither citizens nor residents of the United States.

        (b)   The transaction occurred without the use of any underwriters or finders. The only person who received securities from us in this transaction was IUT.

        (c)   The restricted common stock was not sold for cash. As described above, we issued the common stock as partial consideration for the exclusive rights with respect to certain technology valued at $273,000.

        (d)   We relied on the exemption from registration provided by Sections 4(2) under the Securities Act of 1933 for this transaction, as well as Regulation S for offshore transactions. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for a substantial period of time with IUT. We provided IUT with disclosure of all aspects of our business, including providing them with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that IUT obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the isotope-based detection technology.

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

Park Capital Securities, LLC

        In November 2002, we entered into an agreement with Park Capital Securities, LLC whereby we issued a common stock warrant (valued at $261,000 using the Black-Scholes pricing model) to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires in November 2005 and will be expensed to consulting services over the life of the agreement. The agreement terminates on December 31, 2003. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was effective November 22, 2002. We issued a warrant to acquire 300,000 shares of restricted common stock as described above.

        (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Park Capital Securities, LLC.

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

        (e)   The warrants are exercisable to purchase shares of our common stock until November 21, 2005 at $1.00 per share.

        (f)    We received no proceeds from the issuance of these shares and, therefore, we have no use of proceeds.

Second Transaction with Investor Relations Services, Inc.

        Effective July 1, 2002, we agreed to pay 250,000 shares of our restricted common stock as consideration for consulting services consisting of financial advisory, strategic business planning and investor and public relations to be provided by IRSI of New Smyrna Beach, Florida. IRSI never rendered any such services and we have terminated the agreement and have advised IRSI that we have no obligation to issue the shares. The following sets forth the information required by Item 701 in connection with that transaction:

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

Third Transaction with vFinance, Inc.

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

        (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was vFinance, although vFinance transferred its right to a portion of those shares to persons who are directors or executive officers of vFinance.

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

        (e)   There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable to purchase shares of our common stock until June 10, 2006 at $2.32 per share.

        (f)    We received no proceeds from the issuance of these shares and, therefore, we have no use of proceeds.

Second Transaction with vFinance, Inc.—Convertible Loan.

        Effective March 20, 2002, we borrowed $1,000,000 from five persons who are accredited investors. In exchange for the loan, we issued our Series 2002A 4% Convertible Promissory Notes that were due March 1, 2003 to these persons. We had the ability to repay the principal amount of these notes in cash or in shares of our common stock (at $1.00 per share) if the shares were registered. To the extent that we repaid the notes in cash, we were obligated to issue warrants to the holder entitling them to purchase shares of our common stock at $1.00 per share for each $1.00 of cash repayment. Each note was convertible into shares of our common stock at $1.00 per share, and various obligations of the notes were guaranteed by James E. Alexander (our president) and Boris Rubizhevsky (our senior vice president). They each pledged 500,000 shares of our common stock they own to secure these obligations (a total of 1,000,000 shares). We filed and obtained effectiveness for a Form S-3 registration statement for the benefit of the lenders as selling securityholders. We also issued each lender a warrant to acquire one share of our restricted common stock for each $5.00 loaned to us and we issued to our president and our senior vice president a warrant to acquire 100,000 shares of common stock each. The following sets forth the information required by Item 701 in connection with that transaction:

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

        (e)   The notes were convertible at the holders' option into shares of our common stock at $1.00 per share (subject to certain dilution adjustment provisions). The warrants to the accredited investors are exercisable to purchase shares of common stock of Isonics until March 20, 2005 at $1.25 per share. The warrants to our president and senior vice president are exercisable to purchase shares of our common stock until March 20, 2007 at $1.25 per share.

        (f)    We received a net of approximately $890,000 from the escrow arrangement by which we completed the transaction. We used the proceeds of the loan transaction primarily to finance our silicon-on-insulator operations, to pay our expenses of the transaction (approximately $60,000), to repay past-due expenses (including salaries to officers of approximately $120,000), and for general working capital.

HS-Consult GmbH.

        On January 1, 2002, we entered into an agreement with HS-Consult by which HS-Consult agreed to assist Chemotrade in buying and selling isotope products. This agreement included a cash payment and the issuance of warrants to acquire shares of our restricted common stock. HS-Consult is a German company, and the principals of HS-Consult include Herbert Hegener, formerly an executive officer of Chemotrade and a significant employee of Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

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

        (e)   There are no conversion rights or exchange rights associated with the warrants. The warrants are exercisable to purchase shares of our common stock until December 31, 2004, at $1.20 per share.

        (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

First Transaction with vFinance, Inc.

        In January 2002, we entered into a Management and Investment Banking Agreement with vFinance. The investment banking agreement provided for the issuance to vFinance of warrants to purchase 50,000 shares of common stock at $1.50 per share, and a fee of $5,000 per month in exchange for vFinance's agreement to provide financial advisory and other services to us. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was effective March 22, 2002. We issued a warrant to acquire 50,000 shares of our common stock.

        (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was vFinance and certain directors and executive officers of vFinance (who received the warrants by assignment from vFinance).

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

        (e)   There are no conversion rights or exchange rights associated with the warrants. The warrants are exercisable to purchase shares of our common stock until March 20, 2005 at $1.50 per share.

        (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

First Transaction with Investor Relations Services, Inc.

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

Silicon Quest International, Inc.

        Effective December 19, 2001, we issued warrants to purchase 100,000 shares of our restricted common stock as consideration for SQI entering into an alliance with Isonics for the manufacturing, marketing and sales of SOI wafers with SQI. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was effective December 19, 2001. We issued 100,000 common stock warrants.

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

        (e)   There are no conversion rights or exchange rights associated with the warrants. The warrants are exercisable one year after the issuance date to purchase shares of our common stock until December 19, 2004 at $1.50 per share.

        (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

Brean Murray & Co.

        Effective December 11, 2001, we issued warrants to purchase 100,000 shares of our restricted common stock as consideration for Brean Murray & Co ("Brean Murray") entering into an agreement with Isonics for investment banking and strategic advisory services. We cancelled this agreement (including the 100,000 common stock warrants) in late January 2002. The following sets forth the information required by Item 701 in connection with that transaction:

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

        (e)   There are no conversion rights or exchange rights associated with the warrants except for the "cashless exercise" provision described below. The warrants are exercisable to purchase shares of common stock of Isonics until December 2006 at $1.50 per share. The warrant agreement does provide for a "cashless exercise" of the warrants and, therefore, we may not receive cash proceeds should the holder exercise the warrants pursuant to this cashless exercise provision. The warrants were subsequently cancelled in January 2002.

        (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

Wells Investment Group

        Effective October 15, 2001, we issued warrants to purchase 50,000 shares of our restricted common stock as consideration for Wells Investment Group ("WIG") entering into a consulting agreement with us to perform certain due diligence and other services in connection with possible third party investment. WIG is owned and controlled by Larry G. Wells, formerly a director of ours. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was effective October 15, 2001. We issued 50,000 common stock warrants.

        (b)   No underwriters were involved in the transaction. The only person who received securities from us in this transaction was WIG.

        (c)   The securities were not sold for cash. The securities were issued to WIG as partial consideration for Wells Investment Group entering into a consulting agreement with us to perform certain due diligence and other services in connection with possible third party investment.

        (d)   The issuance of the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than six weeks. We provided WIG with disclosure of all aspects of our business, including providing WIG and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of WIG obtained all information regarding Isonics they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities in exchange for services to be provided. In addition, WIG is controlled by Larry G. Wells, a former director of Isonics.

        (e)   There are no conversion rights or exchange rights associated with the warrants except for the "cashless exercise" provision described below. The warrants are exercisable to purchase shares of our common stock until October 15, 2005 at $1.50 per share. The warrant agreement does provide for a "cashless exercise" of the warrants and, therefore, we may not receive cash proceeds should the holder exercise the warrants pursuant to this cashless exercise provision.

        (f)    We received no proceeds from the issuance of these warrants and, therefore, we have no use of proceeds.

Issuance In Exchange for Patent Rights

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

        (b)   The transaction occurred without the use of any underwriters or finders. The only persons who received securities from us in this transaction were the three non-U.S. persons.

        (c)   The restricted common stock was not sold for cash. As described above, we issued the common stock in consideration for certain patent rights for processes for the recovery and recycling of zinc. The patent rights were valued at $131,000. On February 1, 2001, we sold IPRC and transferred the patent rights to Interpro Zinc, LLC.

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

December 2000 Unit Issuance

        (a)   The sale, as described below, occurred on December 13, 2000. The securities sold as units consisted of one share of Common Stock and two Class B Redeemable Common Stock Warrants. The total number of units sold was 337,500, with the possibility that up to an additional 112,500 units might be issued based on future market conditions. The agreement associated with this private placement required that we register the common stock and the common stock underlying the Class B common stock warrants by June 14, 2001 or certain penalty provisions would apply. As we were unable to complete the effective registration of such shares by June 14, 2001, on July 26, 2001, we rectified the situation by issuing an additional 112,504 shares of common stock and an additional 675,000 Class B warrants to the accredited investors of the private placement. The following information applies to both the original December 2000 issuance and the July 2001 adjustment.

        (b)   No underwriters, agents, or placement agents participated in the private placement.

        (c)   The Units were offered and sold to nine accredited investors for cash payments totaling $675,000 ($2.00 per unit). To the extent additional units are issued, the total price per unit will be reduced.

        (d)   The transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933 for transactions not involving a public offering and for transactions with accredited investors only.

        (e)   The Class B Warrants are exercisable at a price of $1.50 per share through December 31, 2005 to acquire one share of common stock and one Class C Warrant, exercisable through December 31, 2005, at $2.50 per share to acquire one share of common stock.

        (f)    The proceeds were used for working capital purposes.

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

        In addition, our working capital shortage resulted in our auditors issuing an opinion on our financial statements indicating a substantial doubt regarding our ability to continue as a going concern, which is indicative of increased risk. Please see the audit opinion on page F-2 of our financial statements for further information.

General Discussion

        As indicated in the risk factors and in the management's discussion and analysis which follows, we have had significant working capital shortages and a lack of profitable operations. Our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets. Consistent with our historical experience, our annual results through April 30, 2003 have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter. In addition, these annual results have been significantly impacted by one-time events including the July 2002 settlement of the Eagle-Picher dispute and sale of CTL. We cannot offer any assurance that these types of events will occur in the future. We have also recently commenced two new operations consisting of our SOI wafer manufacturing operation in Vancouver, Washington, and our recent acquisition of detection technology from IUT. As a result, we have been required to make a significant cash investment in our SOI wafer manufacturing operations and we may be required to make additional investments of cash, personnel, and materials in either of these operations in the future.

Results of Operations

        The following table sets forth operations data expressed as a percentage of revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended April 30,
	2003	2002
Revenues	100.0%	100.0%
Cost of revenues	77.5	75.8

Gross margin	22.5	24.2
Operating expenses:
Selling, general and administrative	47.4	54.7
Research and development	3.3	5.2
Goodwill impairment	—	12.6

Total operating expenses	50.7	72.5

Operating loss	(28.2)	(48.3)
Other income (expense), net	15.2	(.3)

Loss before income tax expense	(13.0)	(48.6)
Income tax benefit (expense)	.8	—

Net loss	(12.2)%	(48.6)%

Revenues

        Revenues increased from $8,155,000 for the year ended April 30, 2002 to $9,051,000 for the year ended April 30, 2003, an increase of $896,000 or 11.0%. The increase is due to a significant increase in domestic isotope product sales partially offset by a significant decrease in international isotope product sales. Included in revenues for the year ended April 30, 2003 were $197,000 of semiconductor materials and products sales as compared to $15,000 for the year ended April 30, 2002.

        Revenues from domestic isotope product sales for the year ended April 30, 2003 were $5,882,000, an increase of 39.3%, or $1,658,000, from $4,224,000 for the year ended April 30, 2002. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the year ended April 30, 2003.

        Revenues from international isotope product sales for the year ended April 30, 2003 were $2,972,000, a decrease of 24.1%, or $944,000, from $3,916,000 for the year ended April 30, 2002. The decrease was primarily the result of the sale of CTL to the 25% shareholder effective May 1, 2002 partially offset by an increase in product sales to our existing customers and an increase in our customer base for the year ended April 30, 2003.

        Included in revenues from international isotope product sales for the year ended April 30, 2002 was approximately $1,575,000 of revenues from CTL. Effective May 1, 2002 we sold our 75% interest in CTL to its 25% shareholder for 50,000 Euros (approximately $48,000). CTL, which primarily resells oxygen-18, was notified that its current distribution agreement (which expired on December 31, 2002) would not be renewed. The loss of this agreement was significant as it accounted for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 was extremely uncertain. As a result of this disposition, Chemotrade is now free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of CTL. We have fully replaced the lost revenue during the year ended April 30, 2003 with additional product sales to new and existing customers both domestically and in Europe. We fully anticipate that we will continue this trend during fiscal year 2004, but we can offer no assurances that this will come to fruition. See "Recent Business Dispositions."

        Although we commenced our SOI business on a limited basis during the year ended April 30, 2002, there are still several additional items that need to be resolved, including the refining of our processes and procedures and obtaining certification from our future customers before we will be able to operate our SOI business on a full scale basis. We did commence manufacturing SOI wafers in our own manufacturing facilities during the year ending April 30, 2003 as described elsewhere herein and we expect to be able to continue to do so.

        Not withstanding the commencement of manufacturing SOI wafers in our own manufacturing facility in November 2002, we do not anticipate significant revenues from sales of silicon-28 based products in fiscal 2004 (although we have completed a $200,000 transaction for the sale of silane gas in the first quarter of the year ending April 30, 2004). We are collaborating with academia and industry to evaluate the benefits of isotopically-pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance micro-processor segment of the semiconductor market. We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

        Gross margin for the year ended April 30, 2003 was $2,037,000, an increase of 3.2%, or $64,000, from $1,973,000 for the year ended April 30, 2002. On a percentage of revenues basis, gross margin decreased 1.7 percentage points to 22.5%, for the year ended April 30, 2003, from 24.2%, for the year ended April 30, 2002. The dollar increase is directly attributable to an increase in higher margin domestic isotope product sales partially offset by a decrease in lower margin international isotope sales primarily due to the disposition of CTL effective May 1, 2002 and a $138,000 negative margin on semiconductor materials and products sales. The percentage of revenues decrease is due to the combination of the negative margin achieved on semiconductor materials and products sales partially offset by an overall increase in higher margin domestic isotope sales and a decrease in lower margin international isotope sales due to the disposition of CTL effective May 1, 2002.

        Included in gross margin for the year ended April 30, 2002 was $326,000 of gross margin from CTL. We have replaced the lost gross margin for the year ended April 30, 2003 with additional product sales, at a higher gross margin percentage, to both new and existing customers, both domestically and in Europe. We fully anticipate that we will continue this trend during fiscal year 2004, but we can offer no assurances that this will come to fruition. See "Recent Business Dispositions."

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $173,000, to $4,290,000 for the year ended April 30, 2003, from $4,463,000 for the year ended April 30, 2002. On a percentage of revenues basis, selling, general and administrative expenses decreased to 47.4%, for the year ended April 30, 2003, from 54.7%, for the year ended April 30, 2002. The dollar decrease is primarily attributable to a decrease in the usage of legal services (pertaining mostly to the Eagle-Pitcher dispute), a decrease in the usage of common stock or common stock warrants issued for other professional services, a decrease in headcount at our corporate offices and Chemotrade partially offset by an increase in headcount and facility costs related to the semiconductor materials and products business segment. The percentage decrease is also attributable to a decrease in the usage of legal services (pertaining mostly to the Eagle-Pitcher dispute), a decrease in the usage of common stock or common stock warrants issued for other professional services, a decrease in headcount at our corporate offices and Chemotrade and an increase in revenues partially offset by an increase in headcount and facility costs related to the semiconductor materials and products business segment.

        We anticipate that we will increase our selling, general and administrative expenses during the year ending April 30, 2004 through anticipated increased marketing efforts for our semiconductor materials and products segment and in an effort to market the isotope-based trace detection technology that we recently acquired from IUT. There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Goodwill Impairment

        The dynamics of Chemotrade's business changed throughout the year ended April 30, 2002, including the realization in the fourth quarter that we would be unable to renew a major sales contract that expired December 31, 2002, the retirement of two key members of management and an evolving change in our current and future product mix. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the acquisition of Chemotrade. We revised our projections and determined that the projected results would not fully support the future amortization of the goodwill balance. In accordance with our policy, we assessed the recoverability of goodwill using a discounted cash flow projection over the next six years, at a risk-adjusted rate of 12%. The six-year time horizon represented our best estimate of Chemotrade's future cash flows given current planned operating conditions. Based on this projection, the cumulative cash flow was insufficient to fully recover the goodwill and fixed asset balance. As a result, we determined that assets with a carrying value of $2,881,000 were impaired, resulting in a write-down of goodwill of $1,025,000 to its fair value during the year ended April 30, 2002.

Research and Development Expenses

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. We do not anticipate incurring any research and development costs associated with the technology that we recently acquired from IUT in the first two quarters of the year ending April 30, 2004. We anticipate that we may incur significant research and development costs associated with this technology later in the year ending April 30, 2004 only if we are able to obtain additional financing. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies. Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant. We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

        Research and development expenses decreased $120,000, to $303,000, for the year ended April 30, 2003, from $423,000, for the year ended April 30, 2002. On a percentage of revenues basis, research and development expenses decreased to 3.3% for the year ended April 30, 2003, from 5.2%, for the year ended April 30, 2002. The dollar decrease is primarily related to an increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes. This revenue is recorded as an offset to research and development expenses in the accompanying statement of operations. The percentage decrease is also primarily related to the increase in the revenue generated by the sale of silicon 28 epitaxial wafers to different companies for testing purposes and an increase in revenues.

        We believe that the development and introduction of new product applications is critical to our future success. We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services, but will likely continue to vary as a percentage of revenues because of the timing and amount of future revenues. We operate no facilities of our own for research and development. All research and development work is performed by outside entities, none of which we control. None of the companies that currently perform research and development work for us does so on an exclusive basis.

Other income (expense), net

        Other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses. Other income (expense), net increased $1,402,000, to $1,380,000, for the year ended April 30, 2003, from ($22,000), for the year ended April 30, 2002. The increase is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute and the $30,000 gain resulting from the disposition of CTL, partially offset by the expensing of $546,000 of previously unamortized discount related to the Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock.

Income Taxes

        We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As a result, we have provided a valuation allowance against our net deferred tax asset as realization is uncertain. The income tax benefit in the current year relates to cash received from a carry-back claim resulting from a change in the tax laws. In October 2001, we received approximately $362,000 resulting from a carry-back claim associated with the prior year taxable loss.

Net Loss

        We recognized a net loss of $1,106,000 for the year ended April 30, 2003, as compared to a net loss of $3,960,000 for the year ended April 30, 2002. The decrease in the net loss is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute We anticipate that losses will continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

        Net income in future years will be dependent upon our ability to increase revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. During the year ending April 30, 2004, we anticipate expanding our SOI operations and generating additional revenues. However, because of our continuing research and development efforts on new products (possibly including products based on our newly-acquired homeland security technology), we anticipate that the operations during the year ending April 30, 2004 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

        Our working capital and liquidity increased during the year ended April 30, 2003 due mainly to the resolution of our dispute with Eagle-Picher via the July 24, 2002 settlement agreement whereby we received $2,500,000 ($2,1240,000 net of the contingency portion of our legal fees). Working capital increased $28,000, to $1,094,000, at April 30, 2003, from $1,066,000, at April 30, 2002. Of that, $760,000 of our working capital relates to Chemotrade and is not available to pay our United States based creditors. Our working capital has decreased since we received the funds from the Eagle-Picher settlement as we have used those funds to finance our negative cash flow.

        Our principal source of funding for the year ended April 30, 2003 has been from the settlement of the Eagle-Picher dispute. Our principal sources of funding for the year ended April 30, 2002 have been from the issuance of our Series 2002A Convertible Notes (which were subsequently converted into common stock) and the exercise of common stock warrants. We provided cash from operating activities of $606,000 during the year ended April 30, 2003 and used cash in operating activities of $1,858,000 during the year ended April 30, 2002. Cash provided by operating activities during the year ended April 30, 2003 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses. Cash used in operating activities for the year ended April 30, 2002 was principally the result of a net loss of $3,960,000 partially offset by a charge for impairment of goodwill of $1,025,000.

        Our investing activities used cash of $550,000 and $17,000 for the years ended April 30, 2003 and 2002, respectively. Cash used in investing activities for the years ended April 30, 2003 and 2002, resulted from purchases of property and equipment.

        Financing activities used cash of $39,000 for the year ended April 30, 2003 and provided cash of $1,510,000 for the year ended April 30, 2002. Cash used in financing activities for the year ended April 30, 2003 resulted primarily from payments on borrowings and capital lease obligations of $44,000. Cash provided by financing activities for the year ended April 30, 2002 resulted primarily from the issuance of our Series 2002A Convertible Notes for $1,000,000, the exercise of common stock warrants for $473,000, proceeds of $7,000 from the sale of shares under our employee stock purchase program and $30,000 from the net issuance and repayments of notes payable.

        At April 30, 2003, we had $742,000 of cash and cash equivalents, an increase of $17,000, compared to $725,000 at April 30, 2002.

        In November 2002, we entered into an agreement with Park Capital Securities, LLC whereby we issued a common stock warrant to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately and expires in November 2005. The agreement terminates on December 31, 2003.

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 of Series 2002A Convertible Notes. The notes were convertible at a ratio of one common share for each dollar of note outstanding, bore interest at 4% per annum and were due March 1, 2003. During the year ended April 30, 2003, the $1,000,000 of convertible notes were converted to 1,000,000 shares of common stock.

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders had anti-dilution rights if we issued or sold common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. The 3,085,622 common stock warrants associated with this private placement expired unexercised on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of a December 2002 settlement with the holders of the Series A Convertible Preferred Stock over the proper calculation of the conversion ratio, the conversion price is currently $.90 per share and, as a result, the Series A Convertible Preferred Stock is now convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

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

        On April 30, 2001, we completed the exchange offer described herein whereby the holders of Class A common stock warrants could exchange each Class A common stock warrant for a Class B common stock warrant. In order to participate in the exchange offer, each holder of the Class A common stock warrants was required to submit their election by April 30, 2001. As a result of this exchange offer, 632,610 of the 810,000 Class A common stock warrants were exchanged for Class B common stock warrants. The remaining 177,390 Class A common stock warrants that were not exchanged expired September 21, 2001.

        In general (and even though our working capital increased during the year ended April 30, 2003 due, primarily due to the Eagle-Picher settlement), we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development and investing activities (including the expansion of our SOI operations). We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able to increase our revenues) or complete a financing arrangement. We cannot offer any assurance that we will be able to do so in the near term. Our current working capital shortage resulted in our auditors issuing an opinion on our financial statements indicating substantial doubt regarding our ability to continue as a going concern. With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures, we have sufficient cash available to fund our short-term working capital requirements through September 2003.

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

Critical Accounting Policies

        The material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from SEI and IUT subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142. Included in our assets at April 30, 2003, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

        In accordance with SFAS No. 142, we have completed both the transitional and annual impairment tests on our life sciences reporting unit, which has recorded goodwill. In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow Method ("DCF Method") in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate. As a result of the testing, we determined that there is no impairment of goodwill. We are required to assess goodwill and other intangibles for impairment at least annually hereafter.

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

        Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001 and the isotope-based trace detection technology we acquired from IUT in December 2002. As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142 Goodwill and Other Intangible Assets. We initially determined that the intangible assets acquired from SEI had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they were not amortized but rather tested annually for impairment. During the year ended April 30, 2003, upon further evaluation of the uses and applications of the acquired technology and the advancement of the development of our SOI business plan, we determined that the intangible assets no longer had an indefinite life and as a result, the assets are now being amortized over their estimated useful life of ten years. The isotope-based trace detection technology is also being amortized over its estimated useful life of ten years (which is based upon many factors including the time it will take to develop the technology, the expected life of the finalized product(s) and the estimated lives of similar products). We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of a ten-year life for these intangible assets. Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future.

Valuation of Equity Transactions

        We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (100% and 150% for fiscal years 2003 and 2002, respectively), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information. If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these transactions could change significantly.

        (b)   Risk Factors

        An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below before deciding whether to exercise your Class B Warrants, your Class C Warrants, or invest in or continue to hold our common stock. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Our working capital shortage resulted in our auditors issuing an opinion on our financial statements indicating a substantial doubt regarding our ability to continue as a going concern.

        The auditors report included with our financial statements includes the following explanatory paragraph:

  "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,106,000 during the year ended April 30, 2003 and has an accumulated deficit of $12,322,000 as of April 30, 2003. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in our financial statements is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        We continue to pursue funding that will help us meet our future cash needs. We are currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our newly acquired isotope-based trace detection technology. Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

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

        As a consequence of our sale of the depleted zinc operations, our operations and our ability to generate revenues are more heavily dependent upon our ability to develop new products, including those that use stable and radioactive isotopes, and to market and sell those products profitably. We may be unable to develop products that can be profitably marketed and sold, which may prevent us from paying creditors as debts are due, and, in turn, may materially impact our ability to continue our business operations. See "Business."

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

We have raised capital and issued shares during the years ended April 30, 2003 and 2002, which has resulted in dilution to our existing shareholders. This was necessary in order to provide necessary working capital or obtain assets and services, and we will likely issue more shares to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution.

        During the course of the last two fiscal years, we have been required to raise in excess of $3,000,000 of net working capital (after expenses) to finance our business operations and acquisitions. We have raised this capital by issuing shares of common stock and warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors. During this same period of time, we have issued common stock warrants and shares of common stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances or the exercise price of the warrants were below the then-current market prices, which issuances can be considered dilutive to our existing shareholders—both as a reduction of their percentage ownership in Isonics and because of issuances at prices below the market.

        There are provisions associated with the preferred stock private placement completed on July 29, 1999 that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. As a result of various transactions, the preferred stock is now convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of July 31, 2003 there were 963,666 shares of Series A Convertible Preferred Stock outstanding convertible into 1,609,322 shares of common stock.

        If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock and common stock purchase warrants at prices that may dilute the interests of our existing shareholders. See "Management's Discussion and Analysis," and "Business."

Operations in Russia, the Republic of Uzbekistan, and the Republic of Georgia may be disrupted because of a volatile political and economic climate beyond our control, which could adversely affect our supply of raw materials.

        Operations in Russia, the Republic of Uzbekistan, and the Republic of Georgia entail risks. The former republics of the Soviet Union including Uzbekistan and Georgia are experiencing political, social and economic change as they obtain independence from the former central government in Moscow. Some of the republics, including Russia, Uzbekistan and Georgia, are attempting to transition from a central-controlled economy toward a market-based economy. These changes have involved, in some cases, armed conflict and the risk of continued instability has increased since the terrorist attacks on the United States of September 11, 2001. Although Uzbekistan borders Afghanistan, the activities in Afghanistan have not impacted our supply of isotopes. Political or economic instability in these republics may continue or worsen. The price, availability, quality, quantity, ability to export and supply of stable and radioactive isotopes could be directly affected by political, economic and military conditions in Russia, Uzbekistan and Georgia.

        We are dependent on suppliers from Russia, Uzbekistan, and Georgia for approximately 95% of both our stable isotopes and our radioisotopes. Accordingly, our operations could be materially adversely affected if hostilities in Russia, Uzbekistan, or Georgia should occur, if trade between Russia, Uzbekistan and/or Georgia and the United States were interrupted or ceased, if political conditions in Russia, Uzbekistan or Georgia disrupt transportation or processing of our goods, if laws or government policies concerning foreign business operations in Russia, Uzbekistan or Georgia change substantially, or if tariffs are introduced. See "Management's Discussion and Analysis" and "Business."

Because we depend upon few customers for a significant portion of our revenues, our business may be materially and adversely affected if we lose any one of these customers.

        Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 29% and 17%, respectively of revenues for the year ended April 30, 2003. Two customers (Perkin Elmer Life Sciences and Eastern Isotopes) accounted for approximately 22% and 20%, respectively of revenues for the year ended April 30, 2002. Four customers (Perkin Elmer Life Sciences, IBT SA, Revis LTD and Idaho Isotopes) accounted for approximately 43%, 15%, 13% and 12%, respectively of the German operation's revenues for the year ended April 30, 2003. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 36% and 11%, respectively of the German operation's revenues for the year ended April 30, 2002.

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

If demand for our product grows suddenly, we may lack the resources to meet demand or we may be required to increase our capital spending significantly.

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

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected.

        Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; Daniel Grady, Vice President, Life Sciences, Stephen Burden, Vice President, Semiconductor Materials, and Hans Walitzki, Vice President, Advanced Wafer Technology. We have obtained $1,000,000 of key man life insurance on the lives of Mr. Alexander and Mr. Rubizhevsky. Currently neither Mr. Alexander nor Mr. Rubizhevsky is covered by employment agreements and the compensation committee has not yet determined if they will issue new contracts. Dr. Grady and Dr. Burden are covered by employment agreements with an indefinite term that provides at-will employment, terminable at any time by either party. Dr. Walitzki is covered by an employment agreement through November 2006.

        We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations. See "Management."

We may not be able to protect our intellectual property, which would reduce our competitive advantage.

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

We face technological change and intense competition both domestically and internationally which may adversely affect our ability to sell our products profitably.

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

We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have very little ability to elect or control our management.

        Even if all outstanding warrants and stock options are exercised and convertible securities are exchanged for common stock, our directors and officers will beneficially own 29.5% of the outstanding shares of common stock as of April 30, 2003, and, accordingly, may have the ability to elect a majority of the directors of Isonics and otherwise control the company. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

We risk exposing ourselves to an above-policy limit product liability claim, which could adversely affect our working capital, shareholders' equity and profitability.

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

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares or warrants may be unable to resell their shares or warrants at a profit as a result of this volatility.

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

SEC penny stock regulations may limit the ability to trade our securities on the Nasdaq Small Cap Market.

        Although our common stock is currently quoted on the Nasdaq SmallCap Stock Market, our common stock has in the past been subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We have, at times in the past, been included within the SEC Rule 3a-51 definition of a penny stock. When our common stock is considered to be a "penny stock", trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

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

        Our stock was trading at prices significantly below the $1.00 per share minimum maintenance requirements at times during the last half of the calendar year ended December 31, 2002 and has again at times been trading below the Nasdaq minimum trading price requirement of $1.00 per share since late February 2003. The volatility of our stock price, our current price near $1.00 per share, and our financial condition may in the future, result in our failing to meet Nasdaq's requirements at some future date. As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock or our warrants. See "Market for Common Equity and Related Stockholder Matters."

Future sales of our common stock may cause our stock price to decline.

        Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of April 30, 2003, approximately 5,262,856 shares of common stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

Outstanding Series A Convertible Preferred Stock, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.

        As of April 30, 2003, we have 963,666 shares of Series A Convertible Preferred Stock outstanding convertible into 1,609,322 shares of our common stock. In addition, we had outstanding options and warrants for the purchase of up to 5,232,840 shares of common stock (at an average exercise price of $1.55 per share), although the exercise price for the options and warrants is in excess of the current market price for our common stock as reported by the public markets. If all of the outstanding options and warrants were to be converted, they would represent approximately 27.6% of our outstanding common shares on a fully-diluted basis. Future investors will likely recognize that the holders of the options, warrants and the convertible preferred stock will only exercise their rights to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that securities offer a risk of substantial potential future dilution. See "Isonics' Capital Stock."

Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover.

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

        Provisions in our bylaws provide for indemnification of officers and directors to the full extent permitted by California law, which could require us to direct funds away from our business and products.

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

Forward-looking statements may prove to be inaccurate.

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

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        (a)   and (b) Identification of Directors and Executive Officers

        The following table sets forth the names and ages of all the Directors and Executive Officers of Isonics, and the positions held by each such person as of April 30, 2003. The directors each serve until their successors are duly elected and qualified; officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
James E. Alexander	54	President, Chief Executive Officer, Treasurer, and Chairman of the Board
Boris Rubizhevsky(2)	52	Senior Vice President, Vice Chairman and Director
Daniel J. Grady	48	Vice President, Life Sciences, Manager of Chemotrade.
Stephen J. Burden	54	Vice President, Semiconductor Materials and Products
John V. Sakys	34	Vice President, Chief Financial Officer and Secretary
Hans Walitzki	47	Vice President, Advanced Wafer Technology
Lindsay A. Gardner(1)(2)	52	Director
Richard Parker(1)(2)	59	Director

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

        John V. Sakys joined us in May 2001 as Controller. He was promoted to Vice President, Chief Financial Officer effective September 3, 2001, and he serves as corporate Secretary. From September 2000 to April 2001 Mr. Sakys was controller of AuraServ Communications. From July 1998 to September 2000 Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998 Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelors degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara and is a Certified Public Accountant.

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

        Lindsay A. Gardner has served a director since September 1993. Ms. Gardner is currently Director, Corporate Development and Strategic Planning for Menasha Corporation. From 1991 to 2001, Ms. Gardner was President of LG Associates, a U.S.-based management consulting firm providing strategic planning and materials management expertise to foreign company affiliates of U.S. companies in developing countries. During her tenure at LG Associates, Ms. Gardner resided in Moscow, Russia from September 1991 to January 1994, and Beijing, China from January 1994 to April 2000. She currently resides in Appleton, Wisconsin. From 1977 to 1991, Ms. Gardner worked for General Electric Corporation in a variety of management and functional positions including international marketing, quality assurance and supply chain management. Ms. Gardner received a Bachelors degree in International Economics from The George Washington University Elliott School of International Affairs and earned a Masters of Business Administration from the University of Louisville.

        Richard Parker has served as a director since August 1998. Mr. Parker previously was Vice-President of Distribution Sales for Cypress Semiconductor and he held that position since December 1997 until his retirement which was effective December 31, 2002. Previously, Mr. Parker was Director of Sales for Cypress from April 1984 to December 1997. Prior to joining Cypress, he held various sales and marketing management positions at Fairchild Semiconductor from 1973 to 1984. He received a Bachelors degree in Education from the University of North Dakota.

        (b)   and (c) Significant Employees and Family Relationships

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

        (d)   Involvement in Certain Legal Proceedings

        Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

        (e)   Audit Committee Financial Expert

        Not yet required

        (f)    Identification of Audit Committee

        We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Lindsay A. Gardner, Richard Parker and Boris Rubizhevsky.

        (g)   Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) Disclosure

        Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Isonics. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to Isonics' officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended April 30, 2003 and subsequently.

        (h)   Code of Ethics

        Although the effective date for this disclosure is for fiscal years ending after July 15, 2003, we have elected to make this disclosure in this report. We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to consider adopting a code of ethics within our fiscal year 2004.

ITEM 10. EXECUTIVE COMPENSATION

        (a)   and (b) Summary Compensation Table

        The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Isonics for the three years ended April 30, 2001, 2002 and 2003. No other executive officer earned salary and bonus compensation exceeding

$100,000 during any of those years. This includes all compensation paid to each by Isonics and any subsidiary.

Awards
Long-term Compensation Awards
	Annual compensation								Payout
Name and Principal Position	Fiscal Year	($) Salary	($) Bonus		($) Other(a)	($) Restricted Awards	Securities Underlying Options & SARs (#)		LTIP	All Other Compensation
James E. Alexander President & CEO	2001 2002 2003	240,000 240,000 240,000	0 0 0		0 0 0	0 0 0	0 120,000 0	(d)	0 0 0	0 0 0
Boris Rubizhevsky Senior Vice President	2001 2002 2003	216,000 216,000 216,000	0 0 0		0 0 0	0 0 0	0 118,750 0	(e)	0 0 0	0 0 0
Stephen J. Burden, Vice President	2001 2002 2003	125,000 137,665 144,000	0 0 0		0 0 0	0 0 0	0 109,000 40,000	(f) (g)	0 0 0	0 0 0
Daniel J. Grady Vice President	2001 2002 2003	143,208 144,000 149,500	0 27,750 0	(h)	0 0 0	0 0 0	0 106,375 0	(i)	0 0 0	0 0 0
John V. Sakys, Vice President(b)	2001 2002 2003	0 117,947 125,000	0 0 0		0 0 0	0 0 0	0 107,812 25,000	(j) (k)	0 0 0	0 0 0
Hans Walitzski, Vice President(c)	2001 2002 2003	0 69,745 160,000	0 0 0		0 0 0	0 0 0	0 404,000 0	(l)	0 0 0	0 0 0

(a)
Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such named Executive Officers' annual compensation.

(b)
Mr. Sakys joined Isonics in May 2001 and became an officer of Isonics effective September 2001.

(c)
Dr. Walitzki joined Isonics as an officer in November 2001.

(d)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.17 (of which 40,000 have vested as of April 30, 2003) and an expiration date of November 12, 2006. Options to purchase 20,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.25 per share and expire March 27, 2007. Amount does not include 100,000 common stock warrants granted in March of 2002 which are currently exercisable at $1.25 per share as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002A Convertible Notes.

(e)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.17 (of which 40,000 have vested as of April 30, 2003) and an expiration date of November 12, 2006. Options to purchase 18,750 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.25 per share and expire March 27, 2007. Amount does not include 100,000 common stock warrants granted in March of 2002 which are currently exercisable at $1.25 per share as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002A Convertible Notes.

(f)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.06 (of which 40,000 have vested as of April 30, 2003) and an expiration date of November 12, 2011. Options to purchase 9,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(g)
Options to purchase 40,000 shares of common stock were granted in April 2003, are currently exercisable at $.90 and expire April 4, 2013.

(h)
Dr. Grady's amount reflects the granting of 25,000 restricted common shares with a fair market value of $1.11 per share issued in January 2002.

(i)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.06 (of which 40,000 have vested as of April 30, 2003) and an expiration date of November 12, 2011. Options to purchase 6,375 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(j)
Options to purchase 100,000 shares of common stock were granted in May 2001, as consideration for Mr. Sakys joining the Company, with an exercise price of $1.69 per share (of which 50,000 have vested as of April 30, 2003) and an expiration date of May 22, 2011. Options to purchase 7,812 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(k)
Options to purchase 25,000 shares of common stock were granted in April 2003, are currently exercisable at $.90 and expire March 4, 2013.

(l)
Options to purchase 200,000 shares of common stock were granted in November 2001 with an exercise price of $1.01 (of which 80,000 have vested as of April 30, 2003) and an expiration date of December 1, 2006. Options to purchase 4,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007. Restricted stock of 200,00 shares with a fair market value of $1.01 per share were granted in November 2001 (of which 20,000 shares have vested as of April 30, 2003).

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

        (c)   Options/SAR Grants

Stock Options and Option Plans

        We grant options to executive officers, employees, and consultants under the following plans (collectively the "Plans"):

        (a)    1996 Stock Option Plan.    Although this plan has been terminated, there are options outstanding. The options granted pursuant to this plan are subject to a registration statement on Form S-8, Commission file no. 333-74339 which has been incorporated into file no. 333-74339 pursuant to Rule 429. As of April 30, 2003, options to purchase 358,769 shares were outstanding under this plan.

        (b)    1996 Executives' Equity Incentive Plan.    The Executives' Plan authorizes the grant of options to purchase 2,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. Of these, 1,000,000 shares are subject to a registration statement on Form S-8, Commission file no. 333-52514, which incorporated the shares included in the previous registration statement on Form S-8, Commission file no. 333-74339 pursuant to Rule 429. We have issued 91,520 options for shares that are not included within existing registration statements. As of April 30, 2003, options to purchase 994,062 shares were outstanding under this plan.

        (c)    1996 Equity Incentive Plan.    The Employees' Plan authorizes the grant of options to purchase 1,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. Of these, 500,000 shares are subject to a registration statement on Form S-8, Commission file no. 333-52514, which incorporated the shares included in the previous registration statement on Form S-8, Commission file no. 333-74339 pursuant to Rule 429. Isonics has not issued any options for shares not included within the existing registration statements. As of April 30, 2003, options to purchase 297,399 shares were outstanding under this plan.

        (d)    1998 Employee Stock Purchase Plan.    The Stock Purchase Plan authorizes employee purchase of up to 200,000 shares of Isonics common stock. As of April 30, 2003, employees had purchased a total of 40,579 shares of Isonics common stock pursuant to this plan, and employees purchased an additional 3,924 shares in June 2003. The shares included in this plan are subject to a registration statement on Form S-8, Commission file no. 333-74339.

        Except for the Director's Plan described below, we have not adopted any other stock option or stock appreciation rights plan. See "Compensation of Directors."

Options/SAR Grants in Last Fiscal Year

        We granted stock options to the executive officers named in the compensation table (above) during the fiscal year ended April 30, 2003. We did not grant any stock appreciation rights to any person during fiscal year 2003 or subsequently.

	Number of Options	Exercise Price	Term
John V. Sakys	25,000	$.90	March 4, 2013
Stephen J. Burden	40,000	$.90	April 4, 2013

        We have not granted any stock options to the executive officers named in the compensation table subsequent to April 30, 2003.

        (d)   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        No officer exercised employee stock options during the fiscal year ended April 30, 2003 or subsequently. The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on April 30, 2003

Name and Principal Position	Shares acquired on exercise (#)	Value realized	Number of securities underlying unexercised options/stock appreciation rights at April 30, 2003 Exercisable/Unexercisable	Value of unexercised in-the-money options/stock appreciation rights at April 30, 2003 Exercisable/Unexercisable
James E. Alexander President & CEO(a)	0	0	85,000/60,000	$0/$0
Boris Rubizhevsky Senior Vice President(b)	0	0	81,250/60,000	$0/$0
Daniel J. Grady Vice President	0	0	269,340/60,000	$52,250/$0
Stephen J. Burden Vice President	0	0	281,887/60,000	$0/$0
John V. Sakys Vice President	0	0	82,812/50,000	$0/$0
Hans Walitzki Vice President	0	0	84,000/120,000	$0/$0

(a)
Does not include 100,000 warrants obtained in March 2002 as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002 A Convertible Notes.

(b)
Does not include 100,000 warrants obtained in March 2002 as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002 A Convertible Notes. Also does not include warrants obtained in connection with a financing transaction that expired July 29, 2002.

        (e)   Long Term Incentive Compensation Plans, and Defined Benefit and Actuarial Plans

        Isonics has no long term incentive compensation plans, defined benefit plans, or actuarial plans.

        (f)    Compensation of Directors

        We reimburse directors for travel and related expenses associated with Board of Directors, meetings. In January 2000, we agreed to compensate non-employee directors $2,000 for attending Board of Directors' meetings in person, and $500 for attending Board of Directors' meetings telephonically beginning January 1, 2000.

        The 1998 Directors' Plan (the "Directors' Plan") authorized each person serving as a member of the Board who is not an employee of ours to receive options to purchase 20,000 shares of our common stock when such person accepts his position as a Director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a Director provided such person is not an employee of Isonics. The exercise price for the options is the Fair Market Value (as defined in the Executives' Plan) on the date such person becomes a director and the options are exercisable for five years from such date. The options granted under the Directors' Plan vest immediately upon the date of the grant. In the event a Director resigns or is not re-elected to the Board, his or her failure to exercise the options in three months results in the options' termination prior to the expiration of their term. Although the Directors adopted the plan in 1998, the Board formalized the plan by resolution in January 2000.

        Under the Directors' Plan the following individuals have been granted options through April 30, 2003:

	Name	Shares Under Option	Exercise Price Expiration
Lindsay Gardner	20,000	$2.38	May 21, 2003
	10,000	$1.19	October 5, 2003
	10,000	$6.25	April 26, 2005
	10,000	$2.19	October 10, 2005
	10,000	$1.06	November 12, 2006
	10,000	$1.00	November 19, 2007
Richard Parker	20,000	$1.66	August 17, 2003
	10,000	$1.19	October 5, 2003
	10,000	$6.25	April 26, 2005
	10,000	$2.19	October 10, 2005
	10,000	$1.06	November 12, 2006
	10,000	$1.00	November 19, 2007

        We do not have any other arrangements pursuant to which we compensate the Directors for acting in their capacities as such.

        (g)   Employment Agreements, Termination of Employment and Change In Control Agreements

        We do not have employment contracts with either our president (James E. Alexander) or our senior vice president (Boris Rubizhevsky). We do have employment agreements with Dr. Daniel J. Grady, Dr. Stephen J. Burden, Dr. Hans Walitzki, and Mr. John V. Sakys. The agreements have an indefinite term (except for the agreement with Dr. Walitzki which expires November 2006) and provide for at-will employment, terminable at any time by either party. The agreements provide for a rate of annual compensation, which we will review annually. Under each agreement, Dr. Grady, Dr. Burden, Dr. Walitzki, and Mr. Sakys are entitled to participate in our standard plans and policies. The agreements also include confidentiality and invention assignment provisions.

        (h)   Report on Repricing of Options/SARs

        We did not reprice any options or stock appreciation rights during the fiscal year ended April 30, 2003, or subsequently.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)   and (b) Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding the ownership of our common stock as of April 30, 2003 by: (i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial Owner	Beneficial Ownership Number of Shares	Percent of Total
James E. Alexander(1)	2,126,167	17.2%
Boris Rubizhevsky(2)	1,708,455	13.8%
Stephen J. Burden(3)	441,469	3.5%
Daniel J. Grady(4)	380,428	3.1%
Hans Walitzki(5)	404,000	3.3%
Lindsay Gardner(6)	322,775	2.6%
Richard Parker(7)	72,927	0.6%
John Sakys(8)	133,339	1.1%
All executive officers and directors as a group (8 persons). The address for all of the above directors and executives officers is: 5906 McIntyre Street, Golden, CO 80403	5,589,560	40.6%
Richard and Ana Grossman, Orin Hirschman, Adam Smith Capital Management, Adam Smith Investment Partners, LP, Diamond Capital Management Inc., Adam Smith Investments, Ltd., Adam Smith & Company, Inc.,(9)	1,146,736	8.6%

(1)
Includes: (i) 145,000 shares of common stock underlying stock options of which 85,000 are vested as of April 30, 2003 and which are currently exercisable; (ii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iii) 85,455 shares of common stock held in the name of The James & Carol Alexander Family Foundation; (iv) 500,000 shares held by wife Carol; (v) 29,000 shares held by son Jonathan Alexander.

(2)
Includes: (i) 1,371,872 shares of common stock held jointly with wife Nancy Eiden Rubizhevsky; (ii) 141,250 shares of common stock underlying stock options of which 81,250 are vested as of April 30, 2003 and which are currently exercisable; (iii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iv) 33,333 shares of common stock held by wife Nancy Eiden Rubizhevsky; (v) 31,000 shares of common stock held by son Zachary Rubizhevsky; and (vi) 31,000 shares of common stock held by son Ryan Rubizhevsky.

(3)
Includes 341,887 shares of common stock underlying stock options of which 281,887 are vested as of April 30, 2003 and which are currently exercisable.

(4)
Includes 329,340 shares of common stock underlying stock options of which 269,340 are vested as of April 30, 2003, and which are currently exercisable.

(5)
Includes (i) 200,000 shares of common stock of which 20,000 shares are vested as of April 30, 2003, and (ii) 204,000 shares of common stock underlying stock options of which 84,000 are vested as of April 30, 2003 and which are currently exercisable.

(6)
Includes 73,014 shares of common stock underlying stock options that are currently exercisable.

(7)
Includes 72,927 shares of common stock underlying stock options that are currently exercisable.

(8)
Includes 132,812 shares of common stock underlying stock options of which 82,812 are vested as of April 30, 2003 and which are currently exercisable.

(9)
Includes beneficial ownership of the following shares as reported by these persons in their Schedule 13D dated December 19, 2002: (i) 33,400 shares of common stock underlying 20,000 shares of Series A Stock owned of record and beneficially by Richard and Ana Grossman; (ii) 33,400 shares of common stock underlying 20,000 shares of Series A Stock owned of record and beneficially by Orin Hirschman (of which shares Mr. Grossman disclaims beneficial ownership); (iii) 924,068 shares of common stock underlying 553,334 shares of Series A Stock owned of record and beneficially by Adam Smith Investment Partners, L.P.; and (iv) 189,268 shares of common stock underlying 113,334 shares of Series A Stock owned of record and beneficially by Adam Smith Investments, Ltd. The business addresses of Richard Grossman and Orin Hirschman, and the principal executive offices of Adam Smith Investment Partners, L.P. and Adam Smith & Company, Inc., are located at 101 East 52nd Street, New York, New York 10022. The principal executive offices of Adam Smith Investments, Ltd. are c/o Insinger Fund Administration (BVI) Limited, Tropic Isle Building, P.O. Box 438, Road Town, Tortola, British Virgin Islands.

        The Series A Convertible Preferred Stock consisted of 1,830,000 shares issued with a liquidation preference of $1.50 per share and a right to convert the shares based on a one for one basis. As of April 30, 2003, 866,334 shares of Series A Convertible Preferred Stock have been converted into common stock. The conversion right of the preferred stock is currently 1.67 shares of common stock for each share of Series A Convertible Preferred Stock (an effective conversion rate of $.90 per share). The Series A Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A Convertible Preferred Stock.

        The Redemption Trigger Date for the Series A Convertible Preferred Stock is the business day immediately following the thirtieth consecutive trading day that the average closing price during such trading days (or, if no closing price is reported, the average of the bid and ask prices) of the shares of common stock was above $8.00 per share (which minimum price shall be proportionally adjusted for stock splits, stock dividends, reverse stock splits and any other subdivision or combination of the common stock). As we have met the Redemption Trigger Date, we may redeem all or any part of the Series A Convertible Preferred Stock at our election at any time and from time to time. The Series A Convertible Preferred Stock is convertible into common stock at the option of the holder until and unless we choose to redeem such shares and, until converted, at any meeting of our shareholders, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock is then convertible.

        (c)   No Change of Control Arrangements

        We know of no plans or arrangement that will result in a change of control at Isonics.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        We provide the following information regarding transactions among officers, directors and significant shareholders of Isonics during the most recent two fiscal years and during the subsequent fiscal year.

Pledging of Shares in Connection with Issuance of Series 2002A 4% Convertible Notes

        In connection with the issuance of our Series 2002A 4% Convertible Notes on March 20, 2002, James E. Alexander (president, chief executive officer and a director of Isonics) and Boris Rubizhevsky (senior vice president and a director of Isonics) each pledged 500,000 common shares in order to secure our $1,000,000 obligation while we filed and obtained effectiveness for a Form S-3 registration statement for the benefit of the lenders as selling security holders. In consideration for pledging their shares, we issued both James E. Alexander and Boris Rubizhevsky a warrant to purchase 100,000 shares of common stock. Each warrant vested immediately, is exercisable at $1.25 per share and expires on March 20, 2007. The pledge agreement terminated in June 2002 when we fulfilled our registration obligations.

Agreements With Affiliates of a Former Director

        Larry Wells, formerly one of our directors, owns and controls Wells Investment Group, a privately-held corporation that provides financial consulting and other similar services to others. In October 2001 we entered into a consulting agreement with Wells Investment Group pursuant to which:

  •
  Wells Investment Group agreed to provide consulting services to Isonics, including performing due diligence, in connection with possible third party investment.

  •
  We paid Wells Investment Group $15,000 and issued to it warrants to purchase 50,000 shares of our common stock for $1.50 per share exercisable through October 5, 2005.

        Our disinterested directors approved this agreement.

        In November 2002, we paid $48,000 to Quivira Venture Partners, a California partnership of which Larry Wells is the managing partner. Quivira has used these funds to pay for expenses to obtain funding from certain non-U.S. investors. If Quivira is able to generate sufficient interest from these investors, we anticipate up to $6,000,000 may be available for investment in Isonics on terms that we will then have to negotiate. We have no obligation to accept any investment unless the terms are satisfactory to us.

Corporate Loans to Officers

        Isonics as not made any corporate loans to its officers, directors, or shareholders in fiscal years 2003, 2002 or subsequently. The Sarbanes-Oxley Act of 2002 prohibits any loans to corporate officers or directors.

Corporate Loans from Officers and Employees

        On July 30, 2003, we borrowed $80,000 from Daniel Grady, our Vice President of Life Sciences. We repaid the loan in full, plus interest at 12% per annum, on August 4, 2003. On March 4, 2002, we borrowed $75,000 from Stephen Burden, our Vice President of Semiconductor Materials and Products. We repaid the loan in full, plus one month's interest at 12% per annum, on March 31, 2002. We did not borrow any additional funds from our officers or directors during the years ended April 30, 2003 or 2002, or subsequently.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit Number	Title
1.01	Intentionally omitted
3.01	Registrant's Amended and Restated Articles of Incorporation.(1)
3.02	Registrant's Bylaws.(1)
3.03	Certificate of Determination of Preferences and Rights of the Series A preferred stock (see exhibit 10.18).
3.04	Certificate Of Determination Of Preferences And Rights Of Series B Convertible Preferred Stock(11)
3.05	Certificate of Amendment to Articles of Incorporation(13)
4.01	Specimen Common Stock Certificate.(1)

4.02	Intentionally omitted
4.03	Intentionally omitted
4.04	Intentionally omitted
4.05	Form of warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(8)
4.06	Specimen Class B Warrant Certificate (see exhibit 10.27).
4.07	Specimen Class C Warrant Certificate (see exhibit 10.27).
4.08	Amendment No. 1 to warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(7)
5.01	Opinion as to the Validity of the Securities (not applicable to Form 10-KSB)
10.01	Registrant's 1996 Stock Option Plan.(1)(2)
10.02	Intentionally omitted
10.03	Registrant's 1996 Executives Equity Incentive Plan.(1)(2)
10.04	Registrant's 1996 Equity Incentive Plan.(1)(2)
10.05	Intentionally omitted
10.06	Option Agreement between the Registrant and Yale University.(1)
10.07	Intentionally omitted
10.08	Letter from Yale University to Registrant dated February 10, 1996.(1)
10.09	Form of Indemnity Agreement entered into by Registrant with each of its directors and investors.(2)
10.10	Intentionally omitted
10.11	Intentionally omitted
10.12	Intentionally omitted
10.13	Intentionally omitted
10.14	Intentionally omitted
10.15	Agreement effective December 4, 2002, between Isonics and Institut fur Umwelttechnologien GmbH ("IUT") of Berlin, Germany, by which Isonics has acquired the exclusive, world-wide rights to detection technologies for explosives, chemical weapons, illegal drugs and other chemical compounds(15)
10.16	Intentionally omitted
10.17	Letter from Yale University to Registrant dated January 28, 1997.(1)
10.18	Certificate of Determination of Preferences and Rights of the Series A preferred stock.(4)
10.19	Share Purchase and Assignment Agreement dated December 23, 2002 between Isonics Corporation and Institut fur Umwelttechnologien GmbH.(3)
10.20	Intentionally omitted
10.21	Intentionally omitted
10.22	Form of Registration Rights Agreement.(4)
10.23	Asset Purchase Agreement dated December 1, 1999 between the Registrant and Eagle-Picher Technologies, LLC.(5)
10.24	[Registration Rights Agreement dated December 1, 1999 between the Registrant and Eagle-Picher Technologies, LLC.](5)
10.25	[Warrant Agreement dated December 1, 1999 between the Registrant and Eagle-Picher Technologies, LLC.](5)
10.26	Supply Agreement between the Registrant and Eagle-Picher Technologies, LLC.(6)

10.27	Amended and Restated warrant Agreement effective as of January 15, 2001, between the Registrant and Continental Stock Transfer and Trust Company, Inc.(8)
10.28	Stock Purchase Agreement dated February 1, 2001, by and between Isonics Corporation and Interpro Zinc, LLC.(9)
10.29	[Joint R&D Project Agreement, dated April 21, 1999, by and between Silex Systems Limited and Isonics Corporation.](10)
10.30	Intentionally omitted
10.31	Sponsored Research Agreement, dated December 15, 1999, by and between Isonics Corporation and Southern Methodist University.(10)
10.32	Stevenson-Wydler Cooperative Research and Development Agreement, dated November 9, 1999, by and between Ernest Orlando Lawrence Berkeley National Laboratory and Isonics Corporation (with attached Project Letter Agreement).(10)
10.33	Intentionally omitted
10.34	Agreement between Isonics Corporation and Silicon Evolution, Inc. dated September 14, 2001(12)
10.35	Technology License Agreement dated September 14, 2001, between Silicon Evolution, Inc. and Isonics Corporation(12)
10.36	Form of employment agreement to be entered into pursuant to the agreement between Isonics Corporation and certain persons previously associated with Silicon Evolution, Inc. dated September 14, 2001(12)
10.37	[Form of lease agreement to be entered into pursuant to the agreement between Isonics Corporation and Silicon Evolution, Inc. dated September 14, 2001](12)
10.38	Amended and Restated Warrant Agreement dated July 26, 2001.(11)
10.39	Consulting Agreement dated October 15, 2001, with Wells Investment Group(13)
10.40	Form of Registration Rights Agreement between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.41	Form of Series 2002A 4% Convertible Promissory Note due March 1, 2003 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.42	Form of Warrant Agreement expiring March 20, 2005 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
21.1	List of subsidiaries.
23.10*	Consent of independent accountants
23.11	Consent of Arter & Hadden (see exhibit 5.01) (not applicable to Form 10-KSB)
31*	Certification pursuant to Rule 13a-14(a)
32*	Certification pursuant to 18 U.S.C. §1350

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

(3)
Filed with Isonics' Current Report on Form 8-K (File No. 001-12531), dated December 23, 2002 and filed February 5, 2003, and incorporated herein by reference.

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

(13)
Filed with Isonics' current report on Form 8-K (File No. 001-12531) dated January 8, 2002 and incorporated herein by reference.

(14)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated March 22, 2002, and incorporated herein by reference.

(15)
Filed with Isonics' quarterly report on Form 10-QSB (file no. 001-12531) for the quarter ended October 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, Isonics carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that the company's disclosure controls and procedures are effective.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b)   Changes in Internal Controls

        There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        (a)   Audit Fees

        Our principal accountant, Grant Thorton LLP, billed us aggregate fees in the amount of approximately $114,000 for the fiscal year ended April 30, 2003 and approximately $142,000 for the fiscal year ended April 30, 2002. These amounts were billed for professional services that Grant Thorton LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

        (b)   Audit-Related Fees

        Grant Thorton LLP billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2003 and 2002 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

        (c)   Tax Fees

        Grant Thornton LLP billed us aggregate fees in the amount of approximately $12,000 for the fiscal year ended April 30, 2003 and approximately $11,000 for the fiscal year ended April 30, 2002, for tax compliance, tax advice, and tax planning.

        (d)   All Other Fees

        Grant Thornton LLP billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2003 and 2002 for other fees.

        (e)   Audit Committee's Pre-Approval Practice

        Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee's charter (as amended November 19, 2002) provides that the audit committee must:

  Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

  Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002) that the auditors propose to provide to us or any of its subsidiaries.

        The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. At its annual meeting in November 2002 it approved Grant Thornton LLP performing our audit for the 2003 fiscal year, as well as tax services for the 2002 and 2003 fiscal years.

        The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Grant Thornton LLP
	Fiscal Year 2003	Fiscal Year 2002
Audit fees	91%	93%
Audit-related fees	0%	0%
Tax fees	9%	7%
All other fees	0%	0%

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        August 12, 2003

ISONICS CORPORATION, a California Corporation
By:	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

August 12, 2003	James E. Alexander Principal Executive Officer Chairman of the Board Director	/s/ JAMES E. ALEXANDER
August 12, 2003	Boris Rubizhevsky Vice Chairman Director	/s/ BORIS RUBIZHEVSKY
August 12, 2003	Lindsay A. Gardner Director	/s/ LINDSAY A. GARDNER
August 12, 2003	Richard Parker Director	/s/ RICHARD PARKERE
August 12, 2003	John Sakys Principal Financial and Accounting Officer	/s/ JOHN SAKYS

ISONICS CORPORATION AND SUBSIDIARIES

Index to Financial Statements

Report of Independent Certified Public Accountants

Board of Directors
Isonics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Isonics Corporation and Subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isonics Corporation and Subsidiaries as of April 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets on May 1, 2002.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,106,000 during the year ended April 30, 2003 and has an accumulated deficit of $12,322,000 as of April 30, 2003. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Denver, Colorado
June 11, 2003

Isonics Corporation and Subsidiary

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$742	$725
Accounts receivable (net of allowances of $29 and $30, respectively)	711	745
Inventories	748	460
Prepaid expenses and other current assets	246	749

Total current assets	2,447	2,679
LONG-TERM ASSETS:
Property and equipment, net	615	70
Goodwill	1,807	1,807
Intangible assets, net	792	590
Other assets	86	68

Total long-term assets	3,300	2,535

TOTAL ASSETS	$5,747	$5,214

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$46
Current portion of obligation under capital leases	48	—
Convertible notes payable (net of discount of $546 in 2002)	—	454
Accounts payable	909	824
Accrued liabilities	396	289

Total current liabilities	1,353	1,613
OBLIGATION UNDER CAPITAL LEASES, net of current portion	86	—
STOCKHOLDERS' EQUITY:
Class A Preferred Stock—no par value; 10,000,000 shares authorized; shares issued and outstanding: 2003 and 2002—963,666; liquidation preference: 2003 and 2002—$1,445,499;	745	745
Common stock—no par value; 40,000,000 shares authorized; shares issued and outstanding: 2003—12,113,533; 2002—10,824,812	11,668	10,354
Additional paid in capital	4,362	3,912
Deferred compensation	(145)	(194)
Accumulated deficit	(12,322)	(11,216)

Total stockholders' equity	4,308	3,601

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,747	$5,214

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2003	2002
Revenues	$9,051	$8,155
Cost of revenues	7,014	6,182

Gross margin	2,037	1,973
Operating expenses:
Selling, general and administrative	4,290	4,463
Research and development	303	423
Goodwill impairment	—	1,025

Total operating expenses	4,593	5,911

Operating loss	(2,556)	(3,938)
Other income (expense):
Gain on legal settlement, net	2,140	—
Amortization of debt offering costs	(182)	—
Interest and other income	95	73
Interest expense	(590)	(101)
Foreign exchange	(83)	6

Total other income (expense), net	1,380	(22)

Loss before income tax benefit (expense)	(1,176)	(3,960)
Income tax benefit (expense)	70	—

NET LOSS	$(1,106)	$(3,960)

Net loss per share—basic and diluted
Net loss per share	$(.09)	$(.40)
Shares used in computing per share information	11,712	9,876

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock
					Additional Paid in Capital	Deferred Compensation	(Accumulated Deficit)
	Shares	Amount	Shares	Amount				Total
BALANCES, April 30, 2001	963,666	$745	8,961,288	$8,508	$2,745	$—	$(7,256)	$4,742
Exercise of warrants	—	—	494,849	473	—	—	—	473
Fair value of common stock issued for intangible assets	—	—	500,000	590	—	—	—	590
Fair value of common stock issued for services and employee compensation	—	—	549,750	574	—	—	—	574
Fair value of common stock issued for services as deferred compensation	—	—	200,000	202	—	(202)	—	—
Amortization of deferred compensation	—	—	—	—	—	8	—	8
Fair value of warrants issued for services	—	—	—	—	217	—	—	217
Issuance of common stock to settle registration rights issue	—	—	112,504	—	—	—	—	—
Common stock issued under Employee Stock Purchase Program	—	—	6,421	7	—	—	—	7
Warrants issued and beneficial conversion feature related to Series 2002A Convertible Notes	—	—	—	—	950	—	—	950
Net loss	—	—	—	—	—	—	(3,960)	(3,960)

BALANCES, April 30, 2002	963,666	745	10,824,812	10,354	3,912	(194)	(11,216)	3,601
Conversion of Series 2002A Convertible Notes into common stock	—	—	1,000,000	1,000	—	—	—	1,000
Fair value of common stock issued for services	—	—	32,500	36	—	—	—	36
Fair value of common stock issued for the acquisition of isotope-based trace detection technology	—	—	250,000	273	—	—	—	273
Common stock issued under Employee Stock Purchase Program	—	—	6,221	5	—	—	—	5
Fair value of warrants issued for services	—	—	—	—	450	—	—	450
Amortization of deferred compensation	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(1,106)	(1,106)

BALANCES, April 30, 2003	963,666	$745	12,113,533	$11,668	$4,362	$(145)	$(12,322)	$4,308

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,106)	$(3,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	173	216
Impairment of goodwill	—	1,025
Amortization of debt discount and debt offering costs	728	74
Gain on sale of subsidiary	(30)	—
Fair value of common stock and warrants issued for services and amortization of deferred compensation	374	736
Changes in operating assets and liabilities:
Accounts receivable	(167)	33
Income taxes receivable	—	419
Inventories	(300)	32
Prepaid expenses and other assets	249	(202)
Accounts payable	310	70
Accrued liabilities	375	(301)

Net cash provided by (used in) operating activities	606	(1,858)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(521)	(17)
Proceeds from sale of subsidiary net of cash disposed	(29)	—

Net cash used in investing activities	(550)	(17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(20)	—
Payments on borrowings	(24)	(126)
Proceeds from borrowings	—	1,156
Proceeds from issuance of common stock	5	480

Net cash provided by (used in) financing activities	(39)	1,510

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(365)
Cash and cash equivalents at beginning of period	725	1,090

Cash and cash equivalents at end of period	$742	$725

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

        Isonics Corporation develops and markets products worldwide based on isotopes for applications in the energy, medical research, diagnostic, pharmaceutical and semiconductor industries. The consolidated financial statements (the "financial statements") include our accounts and those of our wholly-owned subsidiary, Chemotrade GmbH ("Chemotrade") and our 85% interest in IUT Detection Technologies, Inc. ("IUTDT"). All significant intercompany accounts have been eliminated in consolidation.

Cash Equivalents

        Cash equivalents include investments purchased with a maturity of less than ninety days. Cash balances held in foreign bank accounts were $543,000 and $388,000 at April 30, 2003 and 2002, respectively.

Accounts Receivable

        The majority of our accounts receivable are due from customers of our life sciences segment. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including length of time trade accounts receivable are past due, our previous loss history, our customer's current ability to pay their obligation to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest accrues beginning on the day after the due date of the receivable. Interest accruals are discontinued on accounts past due 90 days or more, and all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

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

Goodwill

        Goodwill recorded on our balance sheet resulted from the acquisition of Chemotrade in 1998. Effective May 1, 2002, we adopted the Financial Accounting Standards Board ("FASB") Statement of

Financial Accounting Standards ("SFAS") No. 142 Goodwill and Other Intangible Assets which requires, among other things that goodwill is no longer amortized but rather tested for impairment.

        Prior to the adoption of SFAS No. 142, we evaluated goodwill for impairment by comparing the unamortized balance of goodwill to the undiscounted future cash flows of the related assets. We modified or adjusted goodwill, if impairment was indicated, by comparing the carrying value of the related business assets to their estimated fair value. Estimated fair value was based on estimated discounted future cash flows. Based upon our evaluation during the year ended April 30, 2002, we determined that goodwill had been impaired and as a result, we incurred a charge of $1,025,000 during the year ended April 30, 2002 (see Note 14). Prior to the adoption of SFAS No. 142, the goodwill resulting from the Chemotrade acquisition was being amortized on a straight-line basis over twenty years. Subsequent to the adoption of SFAS No. 142, we no longer amortize goodwill, decreasing our amortization expense by approximately $110,000 per year.

        SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. We adopted SFAS No. 142 effective May 1, 2002, except that goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. Included in our assets at April 30, 2003, is goodwill related to the acquisition of Chemotrade with a net carrying value of $1,807,000.

        Upon adoption, SFAS No. 142 required a transitional impairment test using a fair value approach for acquired goodwill. Goodwill is to be evaluated for impairment using a two-step test. The first step consists of a review for potential impairment, while the second step, if required, calculates the amount of impairment, if any. We completed step one of the transitional impairment test on our life sciences reporting unit, which has recorded goodwill. In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow ("DCF") Method in which the reporting unit was valued by discounting the projected cash flows over a six-year period to its present value based upon a risk adjusted discount rate. As a result of the testing, the determined fair value exceeded the carrying value of the reporting unit and therefore, the second step was not performed and no impairment was recorded.

        On a prospective basis, we are required to test goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach. Additionally, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the fourth quarter of the year ended April 30, 2003, we completed our annual impairment test for goodwill using methodologies consistent with those applied for our transitional test performed as of May 1, 2002. Such testing resulted in no impairment charge to goodwill, as the determined fair value exceeded the carrying value of the reporting unit.

        A reconciliation of previously reported net loss and basic and diluted net loss per share to the amounts adjusted for the exclusion of amortization related to goodwill is as follows (in thousands, except per share data):

	Year Ended April 30,
	2003	2002
Net loss, as reported	$(1,106)	$(3,960)
Add back: Goodwill amortization	—	175

Adjusted net loss	$(1,106)	$(3,785)

	Year Ended April 30,
	2003	2002
Basic and diluted net loss per share
Net loss, as reported	$(.09)	$(.40)
Add back: Goodwill amortization	—	.02

Adjusted net loss	$(.09)	$(.38)

Long-Lived Assets

        Our policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, assets held and used in operations are evaluated for continuing value and proper useful lives by comparison to expected undiscounted future cash flows. If impairment has occurred, it is calculated based on the difference between the asset's carrying value and the underlying discounted future cash flows it is expected to generate.

        Prior to the adoption of SFAS No. 142, all intangible assets were evaluated for impairment using the methods described in the preceding paragraph. After the adoption of SFAS No. 142, amortizable intangible assets continue to use these methods. We determined that no impairment indicators were present during the year ended April 30, 2003, and accordingly no impairment tests were performed for property and equipment or amortizable intangible assets.

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

Fair Values of Financial Instruments

        The fair value of cash and cash equivalents, trade receivables, trade payables, capital lease obligations and debt approximates carrying value due to the short maturity of such instruments. The fair value of the convertible notes payable at April 30, 2002 was approximately $870,000, and was estimated based on discounted cash flows using our then current incremental borrowing rate for similar types of borrowing arrangements.

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

Accounting for Stock-Based Compensation

        We account for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation costs relating to options is reflected within our net loss as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period.

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Year Ended April 30,
	2003	2002
Net loss, as reported	$(1,106)	$(3,960)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(305)	(429)

Adjusted net loss	$(1,411)	$(4,389)

	Year Ended April 30,
	2003	2002
Basic and diluted net loss per share
As reported	$(.09)	$(.40)
Adjusted	$(.12)	$(.44)

Net Income (Loss) Per Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock or convertible debt (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

        As of April 30, 2003, a total of 5,232,840 outstanding stock options and warrants, and 963,666 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted computation, as the inclusion would be anti-dilutive. As of April 30, 2002, a total of 7,746,705 outstanding stock options and warrants, and 963,666 outstanding Class A Convertible Preferred Stock shares have been excluded from the diluted computation, as the inclusion would be anti-dilutive.

Reclassifications

        Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation.

New Accounting Standards

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. This statement requires a liability for a cost associated with an exit or disposal activity to be recognized at fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits requiring future employee service, which are to be recognized ratably over the remaining service period. Adoption of SFAS No. 146 did not have a material impact on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amended SFAS No. 123, Accounting for Stock-Based Compensation to provide alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We currently have no intention to change to the fair value method to account for employee stock-based compensation; however the disclosure provisions have been implemented within our financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for us as of August 1, 2003. SFAS No. 150 changes the classification in the consolidated balance sheets of certain common financial instruments from either equity or mezzanine presentation to liabilities presentation, and requires an issuer of those financial statements to recognize changes in fair value or redemption amounts as applicable in earnings. We do not anticipate the adoption of SFAS No. 150 to have a material impact on our financial statements.

        We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

NOTE 2—REALIZATION OF ASSETS

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through the unaudited quarter ended July 31, 2003. In addition, historically we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        We continue to pursue funding that will help us meet our future cash needs. We are currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our newly acquired isotope-based trace detection technology (see Note 6). Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

NOTE 3—FINANCIAL STATEMENT COMPONENTS

        Inventories consist of the following (in thousands):

	April 30,
	2003	2002
Finished goods	$312	$248
Work in process	414	212
Materials and supplies	22	—

	$748	$460

        Prepaid expenses and other current assets consists of the following (in thousands):

	April 30,
	2003	2002
Prepaid investment banking services (see Note 11)	$161	$—
Prepaid consulting services (see Note 9)	—	172
Expenses related to Series 2002A Convertible Notes (see Note 17)	—	182
Note receivable from Silicon Evolution, Inc. (see Note 7)	—	93
Fair value of common stock warrants issued to Silicon Quest International, Inc. for manufacturing services (see Note 8)	—	63
Prepaid insurance	32	62
Other	53	177

	$246	$749

        Property and equipment consists of the following (in thousands):

	April 30,
	2003	2002
Office furniture and equipment	$272	$281
Production equipment	631	27
Leasehold improvements	29	7

	932	315
Accumulated depreciation and amortization	(317)	(245)

	$615	$70

        Depreciation expense for the years ended April 30, 2003 and 2002 was $102,000 and $42,000, respectively.

        Intangible assets consists of the following (in thousands):

	April 30,
	2003	2002
Silicon Evolution, Inc. technology license agreement (see Note 7)	$590	$590
Isotope-based trace detection technology (see Note 6)	273	—

	863	590
Accumulated amortization	(71)	—

	$792	$590

        Accrued liabilities consist of the following (in thousands):

	April 30,
	2003	2002
Compensation	$74	$43
Customer advances and deposits	224	147
Other	98	99

	$396	$289

        Supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended April 30,
	2003	2002
Common stock issued for intangible assets	$273	$590
Capital lease obligations for property and equipment (see Note 12)	$154	$—
Associated with Series 2002A Convertible Notes (see Note 17):
Series 2002A Convertible Notes converted into common stock	$1,000	$—
Common stock warrants issued to employees for pledging shares as collateral	$—	$228
Allocation of proceeds to warrants issued in conjunction with the notes and beneficial conversion feature associated with the convertible notes	$—	$620
Common stock warrants issued to investment banker	$—	$102

        Supplemental disclosures of cash flow information (in thousands):

	Year Ended April 30,
	2003	2002
Cash paid during the period for:
Interest	$24	$17
Income taxes	$—	$—

NOTE 4—GAIN ON LEGAL SETTLEMENT WITH EAGLE-PICHER TECHNOLOGIES, LLC

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

NOTE 5—SALE OF CHEMOTRADE LEIPZIG GMBH

        On July 31, 2002, we sold our 75% interest in Chemotrade Leipzig GmbH ("CTL") to the 25% shareholder for 50,000 Euros (approximately $48,000). In accordance with the sales agreement, the transaction was effective as of May 1, 2002, with the new 100% shareholder controlling the operations from that point forward. We recognized a gain of $30,000, which is recorded as interest and other income in the accompanying consolidated statements of operations. The carrying amount of the major classes of assets and liabilities that were disposed in the transaction were: cash and cash equivalents $77,000, accounts receivable $201,00, prepaid expenses and other current assets $215,000, accounts payable $225,000, and accrued liabilities $268,000. CTL was previously included in our life sciences business segment before the disposition.

NOTE 6—ACQUISITION OF ISOTOPE-BASED TRACE DETECTION TECHNOLOGY

        In December 2002 we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from Institut of Umwelttechnologien GmbH ("IUT"), an entity in which we hold a 6% ownership interest. We issued to IUT 250,000 shares of restricted common stock for the isotope-based trace detection technology. In addition, we granted IUT a 15 percent ownership interest in our newly created subsidiary, IUTDT, that will own and commercialize the trace detection technology. Although legally formed, IUTDT has not yet been capitalized and as a result there has been no minority interest recorded in the accompanying consolidated balance sheets. The restricted common stock was valued at $273,000 based upon the closing price of our common stock on December 4, 2002. We have determined that these intangible assets have a finite life and as a result, we are amortizing them over their estimated useful life of ten years. We incurred amortization expense of $12,000 during the year ended April 30, 2003. Amortization expense associated with these intangible assets is anticipated to be approximately $27,000 per year over the remaining useful life.

        In December 2002, we acquired an option (at a cost of $50,000), to purchase an additional 29.1% of IUT from an unaffiliated party for an exercise price of $450,000. The option expired unexercised on February 28, 2003.

NOTE 7—ACQUISITION OF INTANGIBLE ASSETS FROM SILICON EVOLUTION, INC.

        On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with Silicon Evolution, Inc. ("SEI") whereby we issued 500,000 shares of our Series B Convertible Preferred Stock for the right to indefinitely use intellectual property assets owned or leased by SEI. The 500,000 shares of Series B Convertible Preferred Stock were valued at $590,000 based upon the closing price on September 14, 2001 of our common stock into which the preferred shares were convertible. On November 13, 2001, the Series B Convertible Stock automatically converted to common stock on a share-for-share basis after our shareholders approved an increase in our authorized capitalization (see Note 17).

        We initially determined that the acquired intangible assets had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies and other factors, and therefore, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets they were not amortized but rather tested annually for impairment.

        During May 2002, upon further evaluation of the uses and applications of the acquired technology and the advancement of the development of our silicon-on-insulator ("SOI") business plan, we determined that the intangible assets no longer had an indefinite life and as a result, the assets are now being amortized over their estimated useful life of ten years. We incurred amortization expense of $59,000 related to these intangible assets during the year ended April 30, 2003. Amortization expense associated with these intangible assets is anticipated to be approximately $59,000 per year over the remaining useful life.

        On November 26, 2001 we hired one former SEI employee to function in the role of Vice President, Advanced Wafer Technology for our newly started SOI business. As part of the employment package, we granted the employee 200,000 shares of restricted stock, vesting in different increments over five years and 200,000 stock options of which 40,000 vested on December 1, 2001 and the remaining amounts vest ratably over four years. The restricted stock and the stock options were issued at and are exercisable at $1.01 per share, respectively. The unamortized deferred compensation as of April 30, 2003, relating to the unvested portion of the restricted stock award is $145,000, is recorded as a reduction to stockholders' equity and is being amortized to compensation expense ratably over the vesting period.

        In connection with the negotiation of the acquisition of the above described intangible assets, we provided a working capital loan to SEI of $93,000. The loan was secured by substantially all of SEI's assets. In December 2001, SEI filed a petition for relief under Chapter 7 of the United States Bankruptcy Code. In April 2003, we acquired $113,000 of SOI production equipment through the bankruptcy court of which $93,000 of the purchase price was offset against our receivable with the remaining $20,000 paid in cash.

NOTE 8—ALLIANCE AGREEMENT WITH SILICON QUEST INTERNATIONAL, INC.

        On December 19, 2001 we entered into an alliance agreement with Silicon Quest International, Inc. ("SQI") whereby SQI agreed to exclusively manufacture and supply SOI wafers for Isonics. In addition, SQI provided sales and marketing services as requested by Isonics. The alliance agreement was to expire on January 24, 2003 and dictated that if the agreement was not amended or extended, then SQI was prohibited from manufacturing SOI wafers without our written permission until January 24, 2004. In connection with this agreement we issued a common stock warrant (valued at $83,000 using the Black-Scholes pricing model) to purchase 100,000 shares of restricted common stock at $1.50 per share. The common stock warrant vested immediately and is exercisable in its entirety beginning December 19, 2002. The common stock warrant expires on December 19, 2004, and its value was being amortized to cost of revenues over the twelve-month period beginning February 1, 2002. The value of the common stock warrant was amortized to cost of revenues in the amount of $63,000 and $20,000 for the years ended April 30, 2003 and 2002, respectively.

        In September 2002, we entered into several lease agreements related to building space, equipment and services in order to establish our own stand-alone wafer manufacturing facilities ("Fab-1") in Vancouver, Washington. The various leases terminate December 31, 2003 and require minimum monthly payments totaling approximately $14,000 per month. In connection with the establishment of Fab-1, we agreed with SQI to terminate our alliance agreement effective November 22, 2002. Under the terms of the agreement, SQI is prohibited from producing SOI wafers until November 22, 2003. We incurred lease expense of $101,000 at Fab-1 during the year ended April 30, 2003.

NOTE 9—CONSULTING AGREEMENT WITH INVESTOR RELATIONS SERVICES, INC.

        On December 18, 2001 we entered into a one-year consulting agreement with Investor Relations Services, Inc. ("IRSI") whereby we issued 500,000 shares of restricted common stock for consulting services consisting of financial advisory, strategic business planning and investor and public relations services. The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the first six months of calendar 2002. The restricted common stock was valued at $515,000 based upon the closing price of our common stock on December 18, 2001 and was amortized to consulting expense over the six-month period beginning January 1, 2002. As of April 30, 2002 $172,000 had not been amortized and is recorded as prepaid expenses and other current assets in the accompanying consolidated balance sheets. During the last six months of calendar 2002 IRSI was to act as an advisor but to the extent that we requested IRSI to incur any expenses on our behalf, we would have been required to reimburse IRSI for such costs.

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

        During October 2002 and again in August 2003, IRSI disputed our termination of the agreement based upon nonperformance and has requested to mediate the matter. If a solution is not reached through mediation the next step under the terms of the agreement would be to enter into binding arbitration. We intend to vigorously defend our position and believe that the outcome will not have a material impact on the results of our operations or financial condition.

NOTE 10—INVESTMENT BANKING AGREEMENT WITH VFINANCE, INC.

        In January 2002, we entered into an agreement with vFinance, Inc. ("vFinance") whereby we issued a common stock warrant (valued at $44,500 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $1.50 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires on March 20, 2005 and was expensed to consulting services upon the signing of the agreement. Under the terms of the agreement, which also requires a monthly fee of $5,000, we retained vFinance on an exclusive basis for 90 days and on a non-exclusive monthly basis thereafter. The agreement was cancelable by either party upon 30 days notification.

        On June 10, 2002 we terminated our then current agreement with vFinance, Inc. and entered into a new agreement whereby we issued 25,000 shares of restricted common stock (valued at $26,500 based upon the fair market value of the stock) and 200,000 common stock warrants (valued at $176,000 using the Black-Scholes pricing model) for investment banking, market making and consulting services. The common stock warrants vested immediately, are exercisable at $2.32 per share and expire on June 10, 2006. The agreement is cancelable by either party upon 30 days notification. The value of both the restricted common stock (which vested immediately) and the common stock warrants was being amortized to consulting expense over the twelve-month period (the expected life) of the agreement. During the year ended April 30, 2003 a dispute arose between the two parties whereby vFinance claimed that it is entitled to additional cash payments along with the shares of restricted common stock and common stock warrants in order to perform the required services under the new agreement. We determined that vFinance is not entitled to cash payments and have refused to make such payment. It is doubtful that this dispute will be resolved and thus the value of the future services to be provided over the remaining life of the new agreement is expected to be minimal. As a result of the uncertainty of future benefit under this agreement, we expensed the entire $202,500 of value associated with the restricted common stock and common stock warrants to consulting services during the year ended April 30, 2003. The agreement expired in June 2003 and no additional cash payments were made.

NOTE 11—CONSULTING AGREEMENT WITH PARK CAPITAL SECURITIES, LLC

        In November 2002, we entered into an agreement with Park Capital Securities, LLC whereby we issued a common stock warrant (valued at $261,000 using the Black-Scholes pricing model) to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires in November 2005 and will be expensed to consulting services over the life of the agreement. We recognized consulting services expense of $100,000 related to this agreement during the year ended April 30, 2003. As of April 30, 2003, $161,000 has not been amortized and is recorded as prepaid expenses and other current assets in the accompanying consolidated balance sheets. The agreement terminates on December 31, 2003.

NOTE 12—EQUIPMENT FINANCING AGREEMENT

        In October 2002, we entered into an agreement with Fidelity Capital ("Fidelity") whereby Fidelity agreed to provide up to $1,000,000 in equipment financing. Under the terms of the agreement, Fidelity will acquire equipment on our behalf and lease it to us over a term of 36 months at a current blended interest rate of approximately 7.5%. Each draw down on the lease will contain a $1 bargain purchase option, payable at the end of the lease at which time title to the equipment will transfer to us, and as a result they are accounted for as capital leases. Principal amounts outstanding under this facility at April 30, 2003 were $134,000. Included in property and equipment, net as of April 30, 2003 is equipment under capital leases with a cost basis of $154,000.

        The following represents the minimum lease payments remaining under capital leases as of April 30, 2003 (in thousands):

Year ending April 30,
2004	$61
2005	61
2006	33

Total minimum lease payments	155
Less: amount representing interest	21

Present value of minimum lease payments	134
Less: current portion of obligation under capital leases	48

Long term obligation under capital leases	$86

NOTE 13—ACCOUNTS RECEIVABLE FINANCING AGREEMENT

        On January 18, 2002, we entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank ("SVB") whereby SVB advanced up to 80% of all gross receivables (up to $1,500,000) submitted for financing. Amounts financed were secured individually by the related account receivable and generally by our assets, and incurred monthly finance and administrative charges of up to 2.25%

until repaid. The agreement expired January 17, 2003 and there were no amounts outstanding under this agreement as of April 30, 2003 and 2002.

NOTE 14—IMPAIRMENT OF GOODWILL

        The dynamics of Chemotrade's business changed throughout the year ended April 30, 2002, including the realization in the fourth quarter that we would be unable to renew a major sales contract that expired December 31, 2002, the retirement of two key members of management and an evolving change in our current and future product mix. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the acquisition of Chemotrade. We revised our projections and determined that the projected results would not fully support the future amortization of the goodwill balance. In accordance with our policy, we assessed the recoverability of goodwill using a discounted cash flow projection over the next six years, at a risk-adjusted rate of 12%. The six-year time horizon represented our best estimate of Chemotrade's future cash flows given current planned operating conditions. Based on this projection, the cumulative cash flow was insufficient to fully recover the goodwill and fixed asset balance. As a result, we determined that assets with a carrying value of $2,881,000 were impaired, resulting in a write-down of goodwill of $1,025,000 to its fair value during the year ended April 30, 2002.

NOTE 15—INCOME TAXES

        Deferred tax assets (liabilities) are comprised of the following (in thousands):

	April 30,
	2003	2002
Deferred tax assets
Accruals and expenses deductible in future periods	$817	$730
Amortization and depreciation	—	125
Net operating loss and credit carryforwards	2,633	2,206

Total deferred tax assets	3,450	3,061
Valuation allowance	(3,359)	(3,061)

	91	—
Deferred tax liabilities
Amortization and depreciation	(91)	—

	$—	$—

        Income tax expense (benefit) consists of the following (in thousands):

April 30,
	2003	2002
Current
Federal	$(70)	$—
State	—	—
Foreign	—	—

	(70)	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—

	—	—

	$(70)	$—

        A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

	April 30,
	2003	2002
Expected benefit at federal statutory rate	$(400)	$(1,346)
State taxes net of federal benefit	(36)	(65)
Foreign income taxed at different rates	6	82
Other items	62	351
Change in valuation allowance	298	978

	$(70)	$—

        The federal net operating loss carryforward of approximately $5,238,000 as of April 30, 2003 expires on various dates through 2023. In addition, Chemotrade has a net operating loss carryforward of approximately $1,550,000 which under current German tax law will not expire until utilized.

        We have established a full valuation allowance against the deferred tax assets because it is uncertain whether we will utilize these benefits due to continuing operating losses.

NOTE 16—DEBT AND LETTER OF CREDIT

        We had term debt outstanding of $21,000 as of April 30, 2002. The loan bore interest at 5.47%, had a five-year life and was repaid during the year ended April 30, 2003. In addition, we had notes outstanding of $25,000 primarily relating to funding of working capital as of April 30, 2002. The notes bore interest at 12 percent, required a monthly payment of approximately $5,000 and were due August 31, 2002. We currently have no lending facilities with any financial institutions, except for a line of credit available to Chemotrade in the amount of 100,000 Euros (approximately $111,000) and a letter of credit guarantee relating to imports and exports for $50,000. The line of credit carries an interest rate of 10.1% on all outstanding amounts and expires February 28, 2004 while the letter of credit also expires February 28, 2004. There were no amounts outstanding under the line of credit as of April 30, 2003 and 2002, respectively.

NOTE 17—STOCKHOLDERS' EQUITY

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

Preferred Stock

        We currently have 963,666 shares of Series A Convertible Preferred Stock outstanding with a liquidation preference of $1.50 per share. The Series A Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A Convertible Preferred Stock.

        The Redemption Trigger Date for the Series A Convertible Preferred Stock is the business day immediately following the thirtieth consecutive trading day that the average closing price during such trading days (or, if no closing price is reported, the average of the bid and ask prices) of the shares of common stock was above $8.00 per share (which minimum price shall be proportionally adjusted for stock splits, stock dividends, reverse stock splits and any other subdivision or combination of the common stock). As we have met the Redemption Trigger Date, we may now redeem all or any part of the Series A Convertible Preferred Stock at our election at any time and from time to time. The Series A Convertible Preferred Stock is convertible into common stock at the option of the holder until and unless we choose to redeem such shares and, until converted, at any meeting of our shareholders, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock is then convertible.

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders had anti-dilution rights if we issued or sold common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. The 3,085,622 common stock warrants associated with this private placement expired unexercised on July 29, 2002.

        In addition to anti-dilution rights, there are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a ratio greater than a one for one basis. As a result of the issuance (and subsequent cancellation) of 250,000 shares of restricted common stock to IRSI (see Note 9) at $.99 per share, the Series A Convertible Preferred Stock was convertible at approximately 1.52 shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

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

Series 2002A Convertible Notes

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 in Series 2002A Convertible Notes along with 200,000 detachable common stock warrants. The notes were convertible at a ratio of one common share for each dollar of note outstanding, bore interest at 4% per annum and were due March 1, 2003. The common stock warrants vested immediately, are exercisable at $1.25 per share and expire on March 20, 2005. The notes were convertible at the option of the Company at any time provided that we had met the requirement that the common stock underlying the convertible notes had been registered for resale pursuant to an effective registration statement. The notes were convertible at the option of the holder at any time commencing 91 days after the original issuance date.

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

        As a result of allocating the proceeds between the convertible notes and the detachable warrants on a relative fair value basis, we recorded a discount to the convertible notes of $190,000. In addition, after applying the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of EITF Issue 98-5 to Certain Convertible Instruments, we determined that the conversion feature on the $1,000,000 convertible notes had an intrinsic value of $430,000, which was recorded as an additional discount to the convertible notes. The discount to the convertible notes was being amortized to interest expense over the life of the convertible notes. We incurred $74,000 of interest expense related to the amortization of the discount to the convertible notes during the year ended April 30, 2002. As of April 30, 2002 the balance, net of discount, on the Series 2002A Convertible Notes was $454,000 and is presented as convertible notes payable in the accompanying balance sheets. During the year ended April 30, 2003, the $1,000,000 of convertible notes were converted to 1,000,000 shares of common stock. As a result of the conversion of the notes to common stock, we expensed the entire remaining discount amount of $546,000 to interest expense during the year ended April 30, 2003.

        In connection with completing the financing arrangement, we paid the investment banker $100,000 and issued them 100,000 common stock warrants (valued at $102,000 using the Black-Scholes pricing model). The common stock warrants are exercisable at $1.25 per share and expire on March 20, 2005. The total debt offering costs had been capitalized and were being amortized to expense over the life of the convertible notes. As a result of the conversion of the notes to common stock, we expensed the entire remaining debt offering costs of $182,000 to other income (expense) during the year ended April 30, 2003.

        As a result of two of our officers pledging 500,000 each of their own common shares in connection with this transaction, we issued each of them 100,000 common stock warrants (valued at $228,000 using the Black-Scholes pricing model). The common stock warrants vested immediately, are exercisable at $1.25 per share and expire on March 20, 2007. The fair market value of these common stock warrants was expensed to selling, general and administrative expense during the year ended April 30, 2002.

Stock Option and Purchase Plans

1996 Stock Option Plan

        Our 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2003, there remain 358,769 options outstanding and zero shares available for grant under the 1996 Stock Option Plan.

Directors' Stock Option Plan

        The 1998 Directors' Plan provides that each person serving as a member of the Board, who is not an employee of Isonics, receive options to purchase 20,000 shares of common stock when such person accepts his position as a director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a director provided such person is not an employee of Isonics at the time of election. The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors' plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options' termination. As of April 30, 2003, options to purchase a total of 140,000 shares were outstanding under the directors' plan.

Executive and Incentive Stock Option Plans

        In November 1996, the Board of Directors adopted the Executives' Incentive and Incentive Stock Option Plans authorizing the granting of up to 570,000 and 150,000 incentive and nonqualified stock options respectively, to our key employees, directors or consultants. Effective October 11, 2000, shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 1,000,000 and 500,000, respectively. Effective November 13, 2001, our shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 2,000,000 and 1,000,000, respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over four to five years and expire five to ten years after the date of grant. As of April 30, 2003, options to purchase a total of 1,291,461 shares were outstanding and 1,351,901 shares were available for grant under the Executive and Incentive Stock Option Plans.

Employee Stock Purchase Plan

        The employee stock purchase plan has reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value of our common stock at the beginning or the end of the offering period. As of April 30, 2003, 40,579 shares have been issued under the plan.

SFAS No. 123 Disclosures

        We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. See Note 1 for the related pro forma disclosures, in accordance with SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The following assumptions were applied for the SFAS No. 123 disclosure-only provision information included in Note 1.

        For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2003 and 2002, respectively; no expected dividends, volatility of 100% and 150%; risk-free interest rate of 4.0%; and expected lives of four to eight years. A summary of the status of our stock option plans as of April 30, 2003 and 2002, and changes during the years ended on these dates is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2001	1,107,852	$2.43
Granted	805,121	$1.17
Exercised	—	—
Canceled	(344,500)	$2.84

Outstanding, April 30, 2002	1,568,473	$1.69
Granted	275,000	$.98
Exercised	—	—
Canceled	(53,243)	$4.60

Outstanding, April 30, 2003	1,790,230	$1.50

        The weighted average fair value of options granted during the years ended April 30, 2003 and 2002 was $.79 and $1.07, respectively.

        The following information applies to options outstanding at April 30, 2003:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise price
$0.58	207,340	$0.58	3	207,340	$0.58
$.90 - $1.44	1,171,461	$1.09	5	668,961	$1.12
$1.66 - $2.38	231,429	$1.79	5	181,429	$1.82
$3.50	80,000	$3.50	4	80,000	$3.50
$5.50 - $6.25	100,000	$5.88	2	72,500	$5.86

	1,790,230	$1.50		1,210,230	$1.57

Warrants

        We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO, services and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2001	4,635,095	$3.44
Warrants issued in settlement of registration statement requirements	675,000	1.50
Class C warrants issued in connection with exercise of Class B warrants	202,500	2.50
Warrants issued in connection with issuance of convertible notes	500,000	1.27
Warrants issued under anti-dilution agreement	642,654	2.79
Warrants issued for services	250,000	1.43
Exercised	(494,849)	0.96
Expired	(232,168)	5.48

Outstanding, April 30, 2002	6,178,232	2.35
Warrants issued for services	520,000	1.51
Expired	(3,255,622)	3.04

Outstanding, April 30, 2003	3,442,610	$1.57

        The outstanding warrants as of April 30, 2003, are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Expiration Date
Class B Warrants	1,780,110	$1.50	12-31-2005
Class C Warrants	202,500	$2.50	12-31-2005
Other Warrants	1,460,000	$1.53	(1)

	3,442,610	$1.57

(1)
The other warrants expire at various dates ranging from February 28, 2004 through July 31, 2007.

        On April 30, 2001, we completed an exchange offer whereby the holders of Class A common stock warrants could exchange each Class A common stock warrant for a Class B common stock warrant. In order to participate in the exchange offer, each holder of the Class A common stock warrants was required to submit their election by April 30, 2001. As a result of this exchange offer, 632,610 of the 810,000 Class A common stock warrants were exchanged for Class B common stock warrants. The remaining 177,390 Class A common stock warrants that were not exchanged expired September 21, 2001.

NOTE 18—BUSINESS SEGMENTS AND FOREIGN OPERATIONS

        We currently have two reportable segments: life sciences and semiconductor materials and products. Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications. Our semiconductor materials and products segment sells SOI wafers and is involved in several research and development projects including silicon-28. Reconciling items consist primarily of corporate expenses that have not been allocated to a specific reportable segment. Amounts for the year ended April 30, 2002 have been reclassified to conform with the current year presentation.

        Information by segment is set forth below (in thousands):

	2003	2002
Segment revenues:
Life sciences	$8,854	$8,140
Semiconductor materials and products	197	15

Total	$9,051	$8,155

Segment operating (loss) income
Life sciences	$1,099	$(388)
Semiconductor materials and products	(1,009)	(659)
Reconciling amounts	(2,646)	(2,891)

Total	$(2,556)	$(3,938)

Total assets:
Life sciences	$3,807	$3,543
Semiconductor materials and products	1,193	598
Reconciling amounts	747	1,073

Total	$5,747	$5,214

        A summary of our operations by geographic area is presented below (in thousands):

	2003	2002
Net revenues
United States	$6,079	$4,239
Germany	2,972	3,916

Total	$9,051	$8,155

Operating (loss) income
United States	$(2,652)	$(2,677)
Germany	96	(1,261)

Total	$(2,556)	$(3,938)

Total assets
United States	$2,956	$2,402
Germany	2,791	2,812

Total	$5,747	$5,214

NOTE 19—EMPLOYEE BENEFIT PLAN

        We have a profit sharing plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our employees. Company contributions to the plan aggregated approximately $30,000 and $27,000 for the years ended April 30, 2003 and 2002, respectively.

NOTE 20—CONCENTRATIONS

        As of April 30, 2003, three customers accounted for approximately 46% of total net accounts receivable. Three customers accounted for approximately 37% of total net accounts receivable at April 30, 2002. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 29% and 17%, respectively of revenues for the year ended April 30, 2003. Two customers (Perkin Elmer Life Sciences and Eastern Isotopes) accounted for approximately 22% and 20%, respectively of revenues for the year ended April 30, 2002. Four customers (Perkin Elmer Life Sciences, IBT SA, Revis LTD and Idaho Isotopes) accounted for approximately 43%, 15%, 13% and 12%, respectively of the German operation's revenues for the year ended April 30, 2003. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 36% and 11%, respectively of the German operation's revenues for the year ended April 30, 2002. Two customers accounted for approximately 52% of the German operation's accounts receivable at April 30, 2003. Two customers accounted for approximately 37% of the German segment's accounts receivable at April 30, 2002.

NOTE 21—RELATED PARTY TRANSACTIONS

        In October 2001, we entered into a four-year consulting agreement with Wells Investment Group ("WIG") principally for financial advisory services. Under the terms of the agreement, we paid $15,000 and issued a common stock warrant (valued at $45,000 using the Black-Scholes pricing model) to purchase 50,000 shares of restricted common stock at $1.50 per share. The common stock warrant vested immediately, expires on October 15, 2005 and is being amortized to consulting expense over the life of the agreement. WIG, is owned and controlled by a former member of our Board of Directors.

        On January 1, 2002, we entered into a one-year consulting agreement with HS-CONSULT GMBH ("HSC") primarily to assist Chemotrade in buying and selling isotope products. HSC primarily consists of our former managing director of Chemotrade and an additional former key employee of Chemotrade. The consulting agreement expired on December 31, 2002 and required a monthly payment of 5,500 Euros for the services to be provided. In connection with the agreement we also issued a common stock warrant (valued at $44,000 using the Black-Scholes pricing model) to purchase 50,000 shares of restricted common stock at $1.20 per share. The common stock warrant vested and is exercisable immediately. The common stock warrant expires on December 31, 2004 and was amortized to consulting expense over the life of the agreement. The consulting agreement was renewed for a term of one year on January 1, 2003 and requires a monthly payment of 5,500 Euros.

        On March 4, 2002, we entered into an agreement with our Vice President of Semiconductor Materials and Products whereby he loaned us $75,000. The loan bore interest at a rate of 12% per annum and was repaid in April 2002. There are no amounts outstanding to any employees at April 30, 2003 and 2002.

        On January 1, 2002 we extended our cooperation agreement on a month-to-month basis with Interpro Zinc, LLC ("Interpro") to continue leasing office, laboratory and storage space at our current location. We incurred rental expense to Interpro of $57,000 and $33,000 for the years ended April 30, 2003 and 2002, respectively. Our lease with Interpro expires effective July 31, 2003 and as a result we are currently negotiating a new lease (now with the Colorado School of Mines Research Institute) on a month-to-month basis to continue leasing office and storage space at our current location.

NOTE 22—COMMITMENTS

        We rent office and production facilities and equipment under operating leases expiring through August 2004. Rent expense for operating leases was $232,000 and $180,000 for the years ended April 30, 2003 and 2002, respectively. Future minimum annual operating lease commitments are as follows (in thousands):

Year ending April 30,
2004	$232
2005	18

$250

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
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
ISONICS CORPORATION AND SUBSIDIARIES Index to Financial Statements
Report of Independent Certified Public Accountants
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