Form 10QSB
period 2003-07-31
ISONICS CORP
filed 2003-09-15
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2003

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
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, no par value, was 12,117,457 at August 31, 2003.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

Isonics Corporation and Subsidiaries

TABLE OF CONTENTS

FORM 10-QSB

Part I:  Financial Information

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	July 31, 2003	April 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$606	$742
Accounts receivable (net of allowances of $30 and $29, respectively)	646	711
Inventories	798	748
Prepaid expenses and other current assets	244	246
Total current assets	2,294	2,447

LONG-TERM ASSETS
Property and equipment, net	565	615
Goodwill	1,807	1,807
Intangible assets, net	770	792
Other assets	82	86
Total long-term assets	3,224	3,300

TOTAL ASSETS	$5,518	$5,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	July 31, 2003	April 30, 2003
CURRENT LIABILITIES:
Current portion of obligation under capital leases	$49	$48
Accounts payable	967	909
Accrued liabilities	528	396
Notes payable	170	—
Total current liabilities	1,714	1,353

OBLIGATION UNDER CAPITAL LEASES, net of current portion	73	86

STOCKHOLDERS’ EQUITY:
Class A Preferred Stock—no par value; 10,000,000 shares authorized; 963,666 shares issued and outstanding on July 31, 2003 and April 30, 2003; $1,445,499 liquidation preference on July 31, 2003 and April 30, 2003	745	745
Common stock—no par value; 40,000,000 shares authorized; 12,117,457 shares issued and outstanding on July 31, 2003, and 12,113,533 shares issued and outstanding on April 30, 2003	11,672	11,668
Additional paid in capital	4,362	4,362
Deferred compensation	(135)	(145)
Accumulated deficit	(12,913)	(12,322)
Total stockholders’ equity	3,731	4,308

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,518	$5,747

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2003	2002
Revenues	$2,285	$2,241
Cost of revenues	1,730	1,656
Gross margin	555	585

Operating expenses:
Selling, general and administrative	1,083	1,160
Research and development	65	61
Total operating expenses	1,148	1,221

Operating loss	(593)	(636)

Other income (expense):
Gain on legal settlement, net	—	2,140
Amortization of debt offering costs	—	(182)
Foreign exchange	(15)	(49)
Interest and other income	24	35
Interest expense	(7)	(556)
Total other income (expense), net	2	1,388
Income (loss) before income taxes	(591)	752
Income tax expense	—	—
NET INCOME (LOSS)	$(591)	$752

Net income (loss) per share—basic
Net income (loss) per share	$(.05)	$.07
Shares used in computing per share information	12,115	10,950

Net income (loss) per share—diluted
Net income (loss) per share	$(.05)	$.06
Shares used in computing per share information	12,115	12,524

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended July 31,
	2003	2002

Net cash provided by (used in) operating activities	$(298)	$1,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2)
Cash used in investing activities	—	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(25)
Proceeds from issuance of notes payable	170	—
Proceeds from issuance of common stock	4	1
Principal payments under capital lease obligations	(12)	—
Cash provided by (used in) financing activities	162	(24)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(136)	1,711
Cash and cash equivalents at beginning of period	742	725
Cash and cash equivalents at end of period	$606	$2,436

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4	$13
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:

Series 2002A Convertible Notes converted into common stock	$—	$1,000

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of July 31, 2003, and for the three months ended July 31, 2003 and 2002 have been prepared on the same basis as the annual audited financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto (which include an opinion from Grant Thornton LLP that expresses substantial doubt regarding our ability to continue as a going concern) included in our Annual Report on Form 10-KSB for the year ended April 30, 2003.

Realization of Assets

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  However, we have sustained substantial losses from operations in recent years, and such losses have continued through August 31, 2003.  In addition, historically we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

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

We continue to pursue funding that will help us meet our future cash needs.  We are currently working with several different sources, including both strategic and financial investors (including Quivira Venture Partners), in order to raise sufficient capital to finance both our continuing operations and our recently acquired isotope-based trace detection technology.  Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended July 31,
	2003	2002
Net income (loss), as reported	$(591)	$752
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(51)
Adjusted net income (loss)	$(651)	$701

	Three Months Ended July 31,
	2003	2002
Net income (loss) per share
Basic – as reported	$(.05)	$.07
Basic – adjusted	$(.05)	$.06
Diluted – as reported	$(.05)	$.06
Diluted – adjusted	$(.05)	$.06

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Contingently issued shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied.  Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of contingently issued shares, the common shares issuable upon conversion of preferred stock or convertible debt (using the “if converted” method) and shares issuable upon the exercise of stock options and common stock warrants (using the “treasury stock” method).  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table reconciles the denominator for the diluted net income (loss) per share computation (in thousands):

	Three Months Ended July 31,
	2003	2002
Denominator for basic net income (loss) per share – weighted average shares	12,115	10,950

Effect of dilutive securities:
Dilutive effect of conversion of preferred stock	—	1,465
Dilutive effect of stock options	—	109
Denominator for diluted net income (loss) per share – adjusted weighted-average shares and assumed conversions	12,115	12,524

As of July 31, 2003, a total of 5,182,840 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.  As of July 31, 2002, a total of 4,213,743 outstanding stock options and common stock warrants and 883,000 common shares related to the $1,000,000 in face value of Series 2002A Convertible Notes converted during the three months ended July 31, 2002, were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.

During the three month period ended July 31, 2003, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2003	12,113,533
Shares issued from employee stock purchase plan	3,924
Balance as of July 31, 2003	12,117,457

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $4,000 for the three months ended July 31, 2003.

Inventories

Inventories consist of (in thousands):

	July 31, 2003	April 30, 2003
Finished goods	$371	$312
Work in process	406	414
Materials and supplies	21	22
Total inventories	$798	$748

Significant customers

As of July 31, 2003, three customers accounted for approximately 48% of total net accounts receivable.  Three customers accounted for approximately 46% of total net accounts receivable at April 30, 2003.  Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 31% and 11%, respectively, of revenues for the three months ended July 31, 2003.  Two customers (Perkin Elmer Life Sciences and Eastern Isotopes) accounted for approximately 22% and 20%, respectively, of revenues for the three months ended July 31, 2002.  Three customers (Perkin Elmer Life Sciences, IBT SA, and Idaho Isotopes) accounted for approximately 44%, 24%, and 15%, respectively, of the German operation’s revenues for the three months ended July 31, 2003.  Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 45% and 23%, respectively, of the German operation’s revenues for the three months ended July 31, 2002.  Two customers accounted for approximately 74% of the German operation’s accounts receivable at July 31, 2003.  Two customers accounted for approximately 52% of the German operation’s accounts receivable at April 30, 2003.

Business Segments and Foreign Operations

We currently have two reportable segments: life sciences and semiconductor materials and products.  Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications.  Our semiconductor materials and products segment sells SOI wafers and is involved in several research and development projects including silicon-28.  Reconciling items consist primarily of corporate expenses that have not been allocated to a specific reportable segment. Amounts for the three months ended July 31, 2002 have been reclassified to conform with the current year presentation.

Information by segment is set forth below (in thousands):

	Three Months Ended July 31,
	2003	2002
Segment revenues:
Life sciences	$2,022	$2,229
Semiconductor materials and products	263	12
Total	$2,285	$2,241

	Three Months Ended July 31,
	2003	2002
Segment operating (loss) income:
Life sciences	$166	$262
Semiconductor materials and products	(132)	(133)
Reconciling amounts	(627)	(765)
Total	$(593)	$(636)

	July 31, 2003	April 30, 2003
Total Assets:
Life sciences	$3,600	$3,807
Semiconductor materials and products	1,132	1,193
Reconciling amounts	786	747
Total	$5,518	$5,747

A summary of operations by geographic area is as follows:

	Three Months Ended July 31,
	2003	2002
Revenues:
United States	$1,731	$1,595
Germany	554	646
Total	$2,285	$2,241

	Three Months Ended July 31,
	2003	2002
Operating (loss) income:
United States	$(579)	$(613)
Germany	(14)	(23)
Total	$(593)	$(636)

	July 31, 2003	April 30, 2003
Total Assets:
United States	$2,796	$2,956
Germany	2,722	2,791
Total	$5,518	$5,747

Consulting Agreement with Investor Relations Services, Inc.

On December 18, 2001 we entered into a one-year consulting agreement with Investor Relations Services, Inc. (“IRSI”) whereby we issued 500,000 shares of restricted common stock for consulting services consisting of financial advisory, strategic business planning and investor and public relations services.  The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the first six months of calendar 2002.  During the last six months of calendar 2002 IRSI was to act as an advisor but to the extent that we requested IRSI to incur any expenses on our behalf, we would have been required to reimburse IRSI for such costs.

On July 1, 2002 we amended the agreement whereby we issued 250,000 shares of restricted common stock (valued at $247,500 based upon the fair market value of the stock) so that IRSI would continue to perform consulting services consisting of financial advisory, strategic business planning and investor and public relations services.  The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the last six months of calendar 2002.  In August 2002, the contract was terminated due to nonperformance by IRSI and as a result, effective as of July 1, 2002, the 250,000 shares of restricted common stock were cancelled and returned to the “authorized, unissued” category.

During October 2002 and again in August 2003, IRSI disputed our termination of the agreement based upon nonperformance and requested to mediate the matter.  On September 11, 2003, we entered into a verbal agreement whereby we agreed to settle the dispute in its entirety by issuing to IRSI 100,000 shares of our restricted common stock (valued at $94,000 based upon the fair market value of the stock).  As a result of the settlement, we have accrued the $94,000, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

Related Party Transactions

On July 30, 2003, we entered into an agreement with our Vice President of Life Sciences whereby he loaned us $80,000, which is included in notes payable in the accompanying condensed consolidated balance sheets.  The loan bore interest at a rate of 12% per annum and was repaid on August 4, 2003.

On August 26, 2003, we entered into an agreement with our Vice President of Life Sciences whereby he loaned us $120,000.  The loan bore interest at a rate of 12% per annum and was repaid on September 11, 2003.

On September 9, 2003, we entered into an agreement with our Vice President of Semiconductor Materials and Products whereby he loaned us $100,000.  The loan bore interest at a rate of 12% per annum and was repaid on September 11, 2003.

Lease Agreement

In August 2003, we entered into a month-to-month lease (at a rate of $2,800 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

New Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity which was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for us as of August 1, 2003.  SFAS No. 150 changes the classification in the condensed consolidated balance sheets of certain common financial instruments from either equity or mezzanine presentation to liabilities presentation, and requires an issuer of those financial statements to recognize changes in fair value or redemption amounts as applicable in earnings.  The adoption of SFAS No. 150 did not have a material impact on our condensed consolidated financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our condensed consolidated financial statements.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General Discussion

Founded in 1992, we are an advanced materials and technology company.  We are developing and we anticipate commercializing products created from materials whose natural isotopic ratios have been modified as well as non-isotopic (natural) materials.  An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom’s nucleus.  The different number of neutrons can create significantly different nuclear properties.  The most well-known of these properties is radioactivity.  Radioactive isotopes (or radioisotopes) can be found in nature.  Most of our radioisotopes, however, are man-made.  Stable isotopes, as distinguished from radioisotopes, are not radioactive.

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

While we are currently focusing on these two markets, we continue to evaluate other applications for both stable and radioisotopes and non-isotopic materials.  In November 2002, we commenced manufacturing silicon-on-insulator (“SOI”) wafers in our own manufacturing facility.  In December 2002 we acquired certain isotope-based trace detection technology that can be used to detect explosives and chemical and biological weapons.  If and when we begin sales of these products, we expect these products to constitute a third market (the homeland security market) for our products.

We also sell isotopes for use in basic scientific research and industrial applications.  We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semiconductor materials.

Our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets.  Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter.  In addition, our quarterly results have been significantly impacted by one-time events including the July 2002 settlement of the Eagle-Picher Technologies, LLC (“Eagle-Picher”) dispute and sale of Chemotrade Leipzig (“CTL”).  We cannot offer any assurance that these types of events will occur in the future.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended July 31,
	2003	2002

Revenues	100.0%	100.0%
Cost of revenues	75.7	73.9
Gross margin	24.3	26.1

Operating expenses:
Selling, general and administrative	47.4	51.8
Research and development	2.8	2.7
Total operating expenses	50.2	54.5
Operating loss	(25.9)	(28.4)

Other income (expense), net	—	61.9
Income (loss) before income taxes	(25.9)	33.5
Income tax expense	—	—
NET INCOME (LOSS)	(25.9)%	33.5%

Revenues

Revenues increased from $2,241,000 for the three months ended July 31, 2002 to $2,285,000 for the three months ended July 31, 2003, an increase of $44,000 or 2.0%.  The increase is due to $263,000 of semiconductor materials and products sales for the three months ended July 31, 2003 as compared to $12,000 for the three months ended July 31, 2002, partially offset by a decrease in isotope product sales.  Included in semiconductor materials and products revenues for the three months ended July 31, 2003 is a $200,000 sale of silicon-28 as a bulk isotope.

Revenues from domestic isotope product sales for the three months ended July 31, 2003 were $1,468,000, a decrease of 7.3%, or  $115,000, from $1,583,000 for the three months ended July 31, 2002.  The decrease was primarily the result of a significant decrease in the sale of radioisotopes partially offset by an increase in the sale of stable isotopes.

Revenues from international isotope product sales for the three months ended July 31, 2003 were $554,000, a decrease of 14.2%, or $92,000, from $646,000 for the three months ended July 31, 2002.  The decrease was primarily the result of a significant decrease in sales of one specific radioisotope due to a worldwide decrease in demand.  It is uncertain as to if the demand for this radioisotope will return to previous levels.

We do not anticipate significant revenues from sales of silicon-28 based products in fiscal 2004 (although we have completed a $200,000 transaction for the sale of silicon-28 as a bulk isotope in the quarter ended July 31, 2003).  We are collaborating with academia and industry to evaluate the benefits of isotopically- pure silicon-28.  We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance micro-processor segment of the semiconductor market.  We can offer no assurance, however, that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

Gross margin for the three months ended July 31, 2003 was $555,000, a decrease of 5.1%, or $30,000, from $585,000 for the three months ended July 31, 2002.  On a percentage of revenues basis, gross margin decreased 1.8 percentage points to 24.3%, for the three months ended July 31, 2003, from 26.1%, for the three months ended July 31, 2002.  The dollar decrease is directly attributable to a decrease in both domestic and international isotope product sales partially offset by an increase in gross margin generated from the sale of semiconductor materials and products.  The percentage of revenues decrease is due to a decrease in higher margin domestic isotope sales and an increase in lower margin semiconductor materials and products sales partially offset by a decrease in lower margin international isotope sales.  We anticipate that the gross margin from sales of semiconductor materials and products (both in dollar value and as a percentage of revenues) will increase over time as sales increase and minimize the overall effect of fixed costs, but we can offer no assurances that this will come to fruition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $77,000, to $1,083,000, for the three months ended July 31, 2003, from $1,160,000, for the three months ended July 31, 2002.  On a percentage of revenues basis, selling, general and administrative expenses decreased 4.4 percentage points to 47.4%, for the three months ended July 31, 2003, from 51.8%, for the three months ended July 31, 2002.  The dollar decrease is primarily related to a decrease in legal costs associated with the Eagle-Picher dispute and a decrease in other professional services partially offset by an increase in headcount and facility costs related to the semiconductor materials and products business segment.  The percentage decrease is also attributable to a decrease in legal costs associated with the Eagle-Picher dispute, a decrease in other professional services and an increase in revenues partially offset by an increase in headcount and facility costs related to the semiconductor materials and products business segment.

If we are able to obtain the necessary funding, we anticipate that we will increase our selling, general and administrative expenses during the year ending April 30, 2004 through anticipated increased marketing efforts for our semiconductor materials and products segment and in an effort to market the isotope-based trace detection technology that we recently acquired from IUT.  There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Research and Development Expenses

Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility.  We do not anticipate incurring any research and development costs associated with the technology that we recently acquired from the Institut of Umwelttechnologien GmbH (“IUT”) in the second quarter of the year ending April 30, 2004.  We anticipate that we may incur significant research and development costs associated with this technology later in the year ending April 30, 2004 only if we are able to obtain additional financing.  We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies.  Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant.  We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

Research and development expenses increased $4,000, to $65,000, for the three months ended July 31, 2003, from $61,000, for the three months ended July 31, 2002.  On a percentage of revenues basis, research and development expenses increased .1 percentage point to 2.8% for the three months ended July 31, 2003, from 2.7%, for the three months ended July 31, 2002.

We believe that the development and introduction of new product applications is critical to our future success.  We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services, but will likely continue to vary as a percentage of revenues because of the timing and amount of future revenues.  Except for work being performed at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  All other research and development work is performed by outside entities, none of which we control.  None of the companies that currently perform research and development work for us does so on an exclusive basis.

Other Income (Expense), net

Other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses.  Other income (expense), net decreased $1,386,000, to $2,000, for the three months ended July 31, 2003, from $1,388,000, for the three months ended July 31, 2002.  The decrease is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute partially offset by the expensing of $546,000 of previously unamortized discount related to the Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock recognized during the three months ended July 31, 2002.

Income Taxes

We currently operate at a loss and expect to operate at a loss until revenues increase from our current operations or until the products currently under development begin to generate sufficient revenue.  The losses we anticipate incurring during the remaining portion of the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset.  As a result, we have provided a valuation allowance against our net deferred tax assets as realization is uncertain.

Net Income (Loss)

We recognized a net loss of $591,000 for the three months ended July 31, 2003, as compared to net income of $752,000 for the three months ended July 31, 2002.  We anticipate that losses will continue until revenues increase from our current operations or until we generate revenues from products introduced as a result of our research and development projects.

Net income in future years will be dependent upon our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses.  Assuming we obtain the necessary funding, we anticipate expanding our SOI operations and generating additional revenues during the remainder of the year ending April 30, 2004.  However, because of our continuing research and development efforts on new products (possibly including products based on our homeland security technology), we anticipate that our operations during the year ending April 30, 2004 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

Our working capital and liquidity have eroded significantly during the three months ended July 31, 2003.  Working capital decreased $514,000, to $580,000 at July 31, 2003, from $1,094,000, at April 30, 2003.

Our principal sources of funding for the three months ended July 31, 2003 and 2002 have been from the settlement of the Eagle-Picher dispute, short term loans and proceeds from the sale of shares under our employee stock purchase program.  We used cash in operating activities of $298,000 during the three months ended July 31, 2003 and provided cash from operating activities of $1,737,000 during the three months ended July 31, 2002.  Cash used in operating activities during the three months ended July 31, 2003 was principally the result of a net loss of $591,000.  Cash provided by operating activities for the three months ended July 31, 2002 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses.

Our investing activities used cash of zero and $2,000 for the three months ended July 31, 2003 and 2002, respectively.  Cash used in investing activities for the three months ended July 31, 2002 resulted from purchases of property and equipment.

Financing activities provided cash of $162,000 for the three months ended July 31, 2003 and used cash of $24,000 for the three months ended July 31, 2002. Cash provided by financing activities for the three months ended July 31, 2003 resulted principally from short-term working capital loans.  Cash used in financing activities for the three months ended July 31, 2002 resulted primarily from payments on borrowings of $25,000.

At July 31, 2003, we had $606,000 of cash and cash equivalents, a decrease of $136,000, as compared to $742,000, at April 30, 2003.

Our stock was trading at prices significantly below the $1.00 per share Nasdaq minimum bid price requirement at times during the last half of the calendar year ended December 31, 2002 and has again at times been trading below $1.00 per share since late February 2003.  We have received notification from Nasdaq that we are not in compliance with the $1.00 minimum bid price requirement.  We have been provided until February 23, 2004 to come into compliance, meaning a minimum of 10 consecutive trading days with a closing bid price at $1.00 or more per share.  The volatility of our stock price, our current price which is significantly below $1.00 per share, and our financial condition may result in our failing to meet Nasdaq’s requirements.  As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market.  We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock.

In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development, and investing activities.  We do not expect working capital to increase until we are able to increase our revenues to exceed our cash out-flow (assuming we are able to increase our revenues) or complete a financing arrangement.  With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures, we have sufficient cash available to fund our short-term working capital requirements into October 2003.

We are currently working with several different sources, including both strategic and financial investors (including Quivira Venture Partners), in order to raise sufficient capital to finance both our continuing operations and our proposed homeland security business through the use of the isotope-based trace detection technology we acquired from IUT.  Although there is no assurance that funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

Critical Accounting Policies

The material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method.  Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142.  We acquired intangible assets from Silicon Evolution, Inc. (“SEI”) and IUT subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142.  Included in our assets at July 31, 2003, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

In accordance with SFAS No. 142, we have completed our annual impairment test on our life sciences reporting unit, which has recorded goodwill.  In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow Method (“DCF Method”) in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate.  As a result of the testing, we determined that there is no impairment of goodwill.  We are required to assess goodwill for impairment annually, or earlier if indicators of impairment do arise.  We are not aware of any indicators of possible impairment as of September 15, 2003.

In performing the calculation under SFAS No. 142, we made several assumptions, including the use of the DCF Method, the number of years used in the projection, the discount rate and growth assumptions.  Had we elected to use different variables, the outcome of the calculation could have been different.

We utilized the DCF Method in order to calculate the fair value of our life sciences reporting unit.  We had the option to utilize the market capitalization method but given the complexity of our business, we determined that we couldn’t reasonably bifurcate the market value of the life sciences reporting unit from our other operations based upon our market value as a whole.  In utilizing the DCF method, we based our calculation over a conservative six-year life with no projected growth over the final four years.  The final four years were kept constant in order to ensure that we did not overestimate the potential of the reporting unit.  The six-year life was utilized as a result of the fact that the life sciences reporting unit has been selling isotopes for over fifteen years and that demand for isotopes is projected to increase over the next ten years.  Given the history of the reporting unit and the projected future of the industry, we determined that it was reasonable to utilize a six-year life.  Had we utilized a life of less than six years, the calculation may have suggested that impairment was present.  In addition, we discounted the projected cash flows at a rate of 12%.  The 12% was deemed reasonable given the current low market interest rate and the extremely low risk of the life sciences business offset by the higher cost of capital for a small company and the related difficulties we have had in raising necessary capital over the years.  Had we utilized a discount rate that was substantially larger than 12%, the calculation may have suggested that impairment was present.

Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001 and the isotope-based trace detection technology we acquired from IUT in December 2002.  As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142 Goodwill and Other Intangible Assets.  Both the intangible assets acquired from SEI and the isotope-based trace detection technology are being amortized over their estimated useful lives of ten years (which are based upon many factors including the time it will take to develop the technology, the expected life of the finalized product(s) and the estimated lives of similar products).  We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of a ten-year life for these intangible assets.  Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future.  We are not aware of any indicators of possible impairment as of September 15, 2003.

Valuation of Equity Transactions

We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement.  We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (100%), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information.  If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these transactions could change significantly.

Item 3: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II

OTHER INFORMATION

Item 2:	Changes in Securities and Use of Proceeds

None

Item 6:	Exhibits and Reports on Form 8-K

(a)	Exhibits.

31. Certification pursuant to Sarbanes-Oxley Section 302
32. Certification pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

Isonics filed no reports on Form 8-K during the quarter ended July 31, 2003 or subsequently.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the fifteenth day of September, 2003.

Isonics Corporation
(Registrant)

By	/s/James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/John V. Sakys
John V. Sakys
Chief Accounting Officer and Chief Financial Officer