Form 10QSB
period 2003-10-31
ISONICS CORP
filed 2003-12-12
CIK 1023966

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 31, 2003
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

(303) 279-7900
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, no par value, was 13,717,457 at December 12, 2003.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Isonics Corporation

TABLE OF CONTENTS

FORM 10-QSB

Part I: Financial Information

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	October 31, 2003	April 30, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$478	$742
Accounts receivable (net of allowances of $16 and $29, respectively)	617	711
Inventories	778	748
Prepaid expenses and other current assets	901	246

Total current assets	2,774	2,447

LONG-TERM ASSETS:
Property and equipment, net	519	615
Goodwill	1,807	1,807
Intangible assets, net	749	792
Other assets	59	86

Total long-term assets	3,134	3,300

TOTAL ASSETS	$5,908	$5,747

LIABILITIES AND STOCKHOLDERS' EQUITY

	October 31, 2003	April 30, 2003
	(Unaudited)
CURRENT LIABILITIES:
Current portion of obligation under capital leases	$51	$48
Accounts payable	477	909
Accrued liabilities	366	396

Total current liabilities	894	1,353

OBLIGATION UNDER CAPITAL LEASES, net of current portion	59	86
STOCKHOLDERS' EQUITY:
Preferred stock—no par value; 10,000,000 shares authorized; 963,666 shares issued and outstanding on October 31, 2003 and April 30, 2003; $1,445,499 liquidation preference on October 31, 2003 and April 30, 2003	745	745
Common stock—no par value; 40,000,000 shares authorized; 13,717,457 shares issued and outstanding on October 31, 2003 and 12,113,533 shares issued and outstanding on April 30, 2003	12,849	11,668
Additional paid in capital	5,086	4,362
Deferred compensation	(125)	(145)
Accumulated deficit	(13,600)	(12,322)

Total stockholders' equity	4,955	4,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,908	$5,747

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues	$2,214	$2,256	$4,499	$4,497
Cost of revenues	1,741	1,779	3,471	3,435

Gross margin	473	477	1,028	1,062
Operating expenses:
Selling, general and administrative	986	1,090	2,069	2,250
Research and development	165	68	230	129

Total operating expenses	1,151	1,158	2,299	2,379

Operating loss	(678)	(681)	(1,271)	(1,317)

Other income (expense):
Gain on legal settlement, net	—	—	—	2,140
Amortization of debt offering costs	—	—	—	(182)
Foreign exchange	(10)	(3)	(25)	(52)
Interest and other income	6	8	30	43
Interest expense	(5)	(1)	(12)	(557)

Total other income (expense), net	(9)	4	(7)	1,392

Income (loss) before income taxes	(687)	(677)	(1,278)	75
Income tax expense	—	—	—	—

NET INCOME (LOSS)	$(687)	$(677)	$(1,278)	$75

Net income (loss) per share—basic
Net income (loss) per share	$(.05)	$(.06)	$(.10)	$.01
Shares used in computing per share information	12,651	11,853	12,383	11,402
Net income (loss) per share—diluted
Net income (loss) per share	$(.05)	$(.06)	$(.10)	$.01
Shares used in computing per share information	12,651	11,853	12,383	12,951

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31,
	2003	2002
Net cash provided by (used in) operating activities	$(1,320)	$1,020
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(260)

Cash used in investing activities	(4)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(170)	(25)
Proceeds from issuance of notes payable	170	—
Proceeds from issuance of common stock	1,084	3
Principal payments under capital lease obligations	(24)

Cash provided by (used in) financing activities	1,060	(22)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(264)	738
Cash and cash equivalents at beginning of period	742	725

Cash and cash equivalents at end of period	$478	$1,463

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$14

Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in legal settlement	$97	$—
Series 2002A Convertible Notes converted into common stock	—	1,000

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of October 31, 2003, and for the three months and six months ended October 31, 2003 and 2002 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto (which include an opinion from Grant Thornton LLP that expresses substantial doubt regarding our ability to continue as a going concern) included in our Annual Report on Form 10-KSB for the year ended April 30, 2003.

Realization of Assets

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through December 12, 2003. In addition, historically we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

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

        We continue to pursue funding that will help us meet our future cash needs. We recently completed a $1,200,000 ($1,080,000 net of placement fees) financing (see Private Placement) and we are currently working with several different sources, including both strategic and financial investors to raise additional capital to finance both our continuing operations and our isotope-based trace detection technology. Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

Accounting for Stock-Based Compensation

        We account for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation costs relating to options is reflected within our net income (loss) as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and recognize the expense ratably over the vesting period. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation to employees and directors (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(687)	$(677)	$(1,278)	$75
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(81)	(120)	(132)

Adjusted net income (loss)	$(747)	$(758)	$(1,398)	$(57)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income (loss) per share
Basic—as reported	$(.05)	$(.06)	$(.10)	$.01
Basic—adjusted	$(.06)	$(.06)	$(.11)	$—
Diluted—as reported	$(.05)	$(.06)	$(.10)	$.01
Diluted—adjusted	$(.06)	$(.06)	$(.11)	$—

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Denominator for basic net income (loss) per share—weighted average shares	12,651	11,853	12,383	11,402
Effect of dilutive securities:
Dilutive effect of conversion of preferred stock	—	—	—	1,465
Dilutive effect of stock options	—	—	—	84

Denominator for diluted net income (loss) per share—adjusted weighted average shares and assumed conversions	12,651	11,853	12,383	12,951

        As of October 31, 2003, a total of 7,102,840 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculations, as the inclusion would be anti-dilutive. For the three month period ended October 31, 2002, a total of 4,841,083 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. For the six month period ended October 31, 2002, a total of 4,633,743 outstanding stock options and common stock warrants and 441,667 common shares related to the $1,000,000 in face value of Series 2002A Convertible Notes converted during the period were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.

        During the six month period ended October 31, 2003, we issued the following shares of Common Stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2003	12,113,533
Shares issued from employee stock purchase plan	3,924
Shares issued in September 2003 private placement	1,500,000
Shares issued in legal settlement	100,000

Balance as of October 31, 2003	13,717,457

        The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $1,181,000 for the six months ended October 31, 2003.

Inventories

        Inventories consist of (in thousands):

	October 31, 2003	April 30, 2003
Finished goods	$252	$312
Work in progress	492	414
Materials and supplies	34	22

Total inventories	$778	$748

Significant Customers

        As of October 31, 2003, three customers accounted for approximately 56% of total net accounts receivable. Three customers accounted for approximately 46% of total net accounts receivable at April 30, 2003. One customer (Eastern Isotopes) accounted for approximately 33% of revenues for the six months ended October 31, 2003. One customer (Eastern Isotopes) accounted for approximately 35% of revenues for the three months ended October 31, 2003. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 27% and 19%, respectively of revenues for the six months ended October 31, 2002. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 32% and 19%, respectively of revenues for the three months ended October 31, 2002.

        Three customers (Perkin Elmer Life Sciences, IBT SA and Idaho Isotopes) accounted for approximately 36%, 25% and 21%, respectively of the German operation's revenues for the six months ended October 31, 2003. Three customers (Perkin Elmer Life Sciences, IBT SA and Idaho Isotopes) accounted for approximately 27%, 26% and 26%, respectively of the German operation's revenues for the three months ended October 31, 2003. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.)

accounted for approximately 46% and 19%, respectively of the German operation's revenues for the six months ended October 31, 2002. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 47% and 16%, respectively of the German operation's revenues for the three months ended October 31, 2002. Two customers accounted for approximately 78% of the German operation's accounts receivable at October 31, 2003. Two customers accounted for approximately 52% of the German operation's accounts receivable at April 30, 2003.

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

        Information by segment is set forth below (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Segment revenues:
Life sciences	$2,082	$2,210	$4,104	$4,439
Semiconductor materials and products	132	46	395	58

Total	$2,214	$2,256	$4,499	$4,497

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Segment operating (loss) income:
Life sciences	$303	$307	$469	$569
Semiconductor materials and products	(265)	(234)	(397)	(367)
Reconciling amounts	(716)	(754)	(1,343)	(1,519)

Total	$(678)	$(681)	$(1,271)	$(1,317)

	October 31, 2003	April 30, 2003
Total Assets:
Life sciences	$3,558	$3,807
Semiconductor materials and products	1,105	1,193
Reconciling amounts	1,245	747

Total	$5,908	$5,747

        A summary of operations by geographic area is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net revenues:
United States	$1,681	$1,567	$3,412	$3,162
Germany	533	689	1,087	1,335

Total	$2,214	$2,256	$4,499	$4,497

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Operating (loss) income:
United States	$(686)	$(709)	$(1,265)	$(1,322)
Germany	8	28	(6)	5

Total	$(678)	$(681)	$(1,271)	$(1,317)

	October 31, 2003	April 30, 2003
Total Assets:
United States	$3,331	$2,956
Germany	2,577	2,791

Total	$5,908	$5,747

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

        During October 2002 and again in August 2003, IRSI disputed our termination of the agreement based upon nonperformance and requested to mediate the matter. On September 18, 2003, we settled the dispute in its entirety by issuing to IRSI 100,000 shares of our restricted common stock (valued at

$97,000 based upon the fair market value of the stock). The value of the restricted common stock has been expensed to selling, general and administrative expenses during the six months ended October 31, 2003.

Private Placement

        On September 25, 2003, we completed a private placement to accredited investors whereby we sold 300,000 units for $1,200,000 ($1,080,000 net of placement fees). Each unit consisted of five shares of common stock and three common stock warrants. Each common stock warrant is exercisable for one share of our common stock at $1.25 per share until December 31, 2005. In accordance with the securities purchase agreement, we are required to gain effectiveness on a registration statement associated with the common stock and the common stock underlying the common stock warrants by January 22, 2004. If we are unable to meet this commitment, we are required to pay investors, as liquidated damages, 2% of the purchase price for every 30 day period, or portion thereof, that the registration statement is not declared effective.

Financial Advisory Agreement

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital Securities, LLC ("Park Capital") through December 31, 2004. In connection with this agreement, we issued a common stock warrant (valued at $355,000 using the Black-Scholes pricing model and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets) to purchase 500,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately, expires on October 21, 2006 and will be expensed to selling, general and administrative expenses ratably over the twelve-month period beginning January 1, 2004.

Investment Banking Agreement

        On October 22, 2003, we entered into a non-exclusive investment banking agreement with vFinance Investments, Inc. ("vFinance") whereby we issued a common stock warrant (valued at $369,600 using the Black-Scholes pricing model and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets) to purchase 560,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately, expires on April 30, 2006 and is considered full payment for services to be provided through June 30, 2004. The common stock warrant will be expensed to selling, general and administrative expenses ratably over the eight-month period beginning November 1, 2003.

Conversion Price of Series A Convertible Preferred Stock

        There are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. Prior to our September 2003 financing, the preferred stock was convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. We did not believe that the financing completed in September 2003 (see Private Placement) caused any further adjustment to the conversion price, but the holders of the Series A Convertible Preferred Stock expressed their disagreement. In November 2003, we entered into a settlement agreement with the holders of the Series A Convertible Preferred Stock and as a result, the preferred shares are now convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of December 12, 2003 there were 963,666 shares of

Series A Convertible Preferred Stock outstanding convertible into 1,927,332 shares of common stock based on the settlement agreement.

Related Party Transactions

        On July 30, 2003, we entered into an agreement with our Vice President of Life Sciences whereby he loaned us $80,000. The loan bore interest at a rate of 12% per annum and was repaid on August 4, 2003.

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

        On November 18, 2003, we entered into an agreement with our Vice President of Life Sciences whereby he loaned us $120,000. The loan bears interest at a rate of 12% per annum and is due the earlier of one year or the collection of certain accounts receivable, as defined. This loan has not, as of December 12, 2003, been repaid.

        On November 19, 2003, we entered into an agreement with our Vice President of Semiconductor Materials and Products whereby he loaned us $100,000. The loan bears interest at a rate of 12% per annum and is due the earlier of one year or the collection of certain accounts receivable, as defined. This loan has not, as of December 12, 2003, been repaid.

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

Subsequent Event

        On November 1, 2003 we entered into a twelve-month agreement with Lippert/Heilshorn & Associates, Inc. ("Lippert/Heilshorn") to provide us with investor relations services through October 31, 2004. In connection with this agreement, we agreed to make monthly payments of $10,500 and we issued a common stock warrant to acquire 120,000 shares of our restricted common stock at $1.35 per share. The common stock warrant vested immediately, expires on November 1, 2006 and will be expensed ratably to general and administrative expenses over the period November 1, 2003 through October 31, 2004.

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

        While we are currently focusing on these two markets, we continue to evaluate other applications for both stable and radioisotopes and non-isotopic materials. During our 2003 fiscal year, we commenced our SOI wafer manufacturing operation in Vancouver, Washington, and acquired detection technology from the Institut of Umwelttechnologien GmbH ("IUT"). As a result, we have been required to make a significant cash investment in our SOI wafer manufacturing operations and we may be required to make additional investments of cash, personnel, and materials in either of these operations in the future. These have strained our working capital resources and as a result our auditors issued their opinion to our audited financial statements for the year ended April 30, 2003, which expressed substantial doubt regarding our ability to continue as a going concern. Although an investment in September 2003 by accredited investors (see Private Placement) helped to temporarily alleviate our working capital shortage, we need a significant amount of additional financing to achieve our business goals and we cannot offer any assurance that we will be able to obtain such financing on reasonable terms, if at all.

        Our revenues in the future (assuming we will be able to continue as a going concern) will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets. Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter. In addition, our quarterly results have been significantly impacted by one-time events including the July 2002 settlement of the Eagle-Picher Technologies, LLC ("Eagle-Picher") dispute and sale of Chemotrade Leipzig ("CTL"). We cannot offer any assurance that these types of events will occur in the future.

Results of Operations

        The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.6	78.9	77.2	76.4

Gross margin	21.4	21.1	22.8	23.6

Operating expenses:
Selling, general and Administrative	44.5	48.3	46.0	50.0
Research and development	7.5	3.0	5.1	2.9

Total operating expenses	52.0	51.3	51.1	52.9

Operating loss	(30.6)	(30.2)	(28.3)	(29.3)

Other income (expense), net	(.4)	.2	(.1)	31.0

Income (loss) before income taxes	(31.0)	(30.0)	(28.4)	1.7

Income tax expense	—	—	—	—

NET INCOME (LOSS)	(31.0)%	(30.0)%	(28.4)%	1.7%

Revenues

        Revenues decreased from $2,256,000 for the three months ended October 31, 2002 to $2,214,000 for the three months ended October 31, 2003, a decrease of $42,000 or 1.9%. The decrease is due to a decrease in international isotope product sales partially offset by an increase in domestic isotope product sales and semiconductor materials and products sales. Included in revenues for the three months ended October 31, 2003 were $132,000 of semiconductor materials and products sales as compared to $46,000 for the three months ended October 31, 2002.

        As a significant portion of our revenues are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products, the result could have a material effect on both our revenues and related cash flows.

        Revenues from domestic isotope product sales for the three months ended October 31, 2003 were $1,549,000, an increase of 1.8%, or $28,000, from $1,521,000 for the three months ended October 31, 2002. The increase was primarily the result of additional product sales to our existing customers and an increase in our customer base for the three months ended October 31, 2003.

        Revenues from international isotope product sales for the three months ended October 31, 2003 were $533,000, a decrease of 22.6%, or $156,000, from $689,000 for the three months ended October 31, 2002. The decrease was primarily the result of a significant decrease in sales of one specific radioisotope due to a worldwide decrease in demand. It is uncertain if the demand for this radioisotope will return to previous levels.

        In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States which is growing at a significant rate). The quality of our product is high but we must wait until our potential customers' current supply agreements terminate before we will be able to bid on new supply contracts. Our ability to increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market. While we anticipate that we will begin obtaining European oxygen-18 customers in the first two quarters of calendar 2004, we cannot provide any assurance that this will come to fruition.

        Revenues were essentially flat between periods as we generated $4,497,000 for the six months ended October 31, 2002 compared to $4,499,000 for the six months ended October 31, 2003. We experienced a decrease in international isotope product sales, which was offset by an increase in semiconductor materials and products sales. The increase in semiconductor materials and product sales was mostly due to a $200,000 sale of silicon-28 as a bulk isotope in the first quarter of fiscal 2004. Included in revenues for the six months ended October 31, 2003 were $395,000 of semiconductor materials and products sales as compared to $58,000 for the six months ended October 31, 2002.

        Revenues from domestic isotope product sales for the six months ended October 31, 2003 were $3,017,000, a decrease of 2.8%, or $87,000, from $3,104,00 for the six months ended October 31, 2002. The decrease was primarily the result of a significant decrease in the sale of radioisotopes partially offset by an increase in the sale of stable isotopes (consisting mainly of oxygen-18). While the substantial majority of our revenues at our German subsidiary are derived from the sale of radioisotopes, we have had difficulty in the United States with our ability to enter the radioisotope market. The difficulty arises from the fact that our potential customers have long established relationships with their suppliers (who are mostly foreign) and as a result they are hesitant to change. While we continue to work towards increasing our share in this domestic market to a meaningful number, we can offer no assurances that this will come to fruition.

        The substantial majority of our domestic isotope product sales result from the sale of oxygen-18 and while our volume continues to increase, it has been offset by a continuation of price decreases in the market. As a result, in order to increase our revenues from the sale of oxygen-18, we will need to continue to increase our volume at a rate greater than the continuing decreases in the anticipated future market price. While we believe that we will continue to be successful in this endeavor in the future, we can offer no assurance that this will come to fruition.

        Revenues from international isotope product sales for the six months ended October 31, 2003 were $1,087,000, a decrease of 18.6%, or $248,000, from $1,335,000 for the six months ended October 31, 2002. The decrease was primarily the result of a significant decrease in sales of one specific radioisotope due to a worldwide decrease in demand. It is uncertain if the demand for this radioisotope will return to previous levels.

        We do not anticipate significant revenues from sales of silicon-28 based products during the remainder of fiscal 2004 (although we did complete a $200,000 transaction for the sale of silicon-28 as a bulk isotope in the first quarter of fiscal 2004). We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance microprocessor segment of the semiconductor market. We can offer no assurance, however that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

        Gross margin was essentially flat between three-month periods as we generated $473,000 for the three months ended October 31, 2003 as compared to $477,000 for the three months ended October 31, 2002. On a percentage of revenues basis, gross margin increased .3 percentage points to 21.4%, for the three months ended October 31, 2003, from 21.1%, for the three months ended October 31, 2002. Gross margin was also essentially flat between six-month periods as we generated $1,028,000 for the six months ended October 31, 2003 as compared to $1,062,000 for the six months ended October 31, 2002. On a percentage of revenues basis, gross margin decreased .8 percentage points to 22.8%, for the six months ended October 31, 2003, from 23.6%, for the six months ended October 31, 2002. In general, margins will continue to decline as oxygen-18 prices decrease and until we can generate a positive margin for the semiconductor materials and products business line. We anticipate that the gross margin from sales of semiconductor materials and products (both in dollar value and as a percentage of revenues) will increase over time as sales increase and minimize the overall effect of fixed costs, but we can offer no assurances that this will come to fruition.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $104,000, to $986,000, for the three months ended October 31, 2003, from $1,090,000, for the three months ended October 31, 2002. On a percentage of revenues basis, selling, general and administrative expenses decreased 3.8 percentage points to 44.5%, for the three months ended October 31, 2003, from 48.3%, for the three months ended October 31, 2002. The dollar decrease is attributable mainly to a decrease in consulting and other professional services expenses partially offset by an increase in headcount and facility costs related to the expansion of our SOI operations. The percentage decrease is attributable mainly to a decrease in consulting and other professional services expenses partially offset by an increase in headcount and facility costs related to the expansion of our SOI operations and a decrease in revenues.

        Selling, general and administrative expenses decreased $181,000, to $2,069,000, for the six months ended October 31, 2003, from $2,250,000, for the six months ended October 31, 2002. On a percentage of revenues basis, selling, general and administrative expenses decreased 4.0 percentage points to 46.0%, for the six months ended October 31, 2003, from 50.0%, for the six months ended October 31, 2002. Both the dollar and percentage of revenues decrease is primarily attributable to decreases in both legal costs associated with the Eagle-Picher dispute and consulting and other professional services expenses partially offset by an increase in headcount and facility costs related to our SOI operations.

        If we are able to obtain the necessary funding, we anticipate that we will increase our selling, general and administrative expenses during the remainder of fiscal year 2004 through anticipated increased marketing efforts for our semiconductor materials and products segment and in an effort to market the isotope-based trace detection technology that we acquired from IUT. There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Research and Development Expenses

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products, SOI products and potential markets for economic and technical feasibility. We anticipate that we may incur research and development costs associated with the detection technology that we acquired from IUT only if we are able to obtain adequate additional financing. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies. Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant. We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

        Research and development expenses increased $97,000, to $165,000, for the three months ended October 31, 2003, from $68,000, for the three months ended October 31, 2002. On a percentage of revenues basis research and development expenses increased 4.5 percentage points to 7.5% for the three months ended October 31, 2003, from 3.0%, for the three months ended October 31, 2002. Both the dollar and percentage increase is primarily related to an increase in research and development expenses associated with our thin-film SOI product.

        Research and development expenses increased $101,000, to $230,000, for the six months ended October 31, 2003, from $129,000, for the six months ended October 31, 2002. On a percentage of revenues basis research and development expenses increased 2.2 percentage points to 5.1% for the six months ended October 31, 2003, from 2.9%, for the six months ended October 31, 2002. Both the dollar and percentage increase is primarily related to an increase in research and development expenses associated with our thin-film SOI product.

        We believe that the development and introduction of new product applications is critical to our future success. We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services, but will likely continue to vary as a percentage of revenues because of the timing and amount of future revenues. Except for work being performed on our SOI thin-film product at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development. All other research and development work is performed by outside entities, none of which we control. None of the companies that currently perform research and development work for us does so on an exclusive basis.

Other Income (Expense), net

        For the three months ended October 31, 2003 and 2002, other income (expense), net includes interest income and expense and foreign currency gains and losses. Other income (expense), net decreased $13,000, to ($9,000), for the three months ended October 31, 2003, from $4,000, for the three months ended October 31, 2002.

        For the six months ended October 31, 2003 and 2002, other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses. Other income (expense), net decreased $1,399,000, to ($7,000), for the six months ended October 31, 2003, from $1,392,000 for the six months ended October 31, 2002. The decrease is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute and the gain resulting from the disposition of CTL, partially offset by the expensing of $546,000 of previously unamortized discount related to the Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock during the six months ended October 31, 2002.

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

Net Loss

        We recognized a net loss of $687,000 for the three months ended October 31, 2003, as compared to a net loss of $677,000 for the three months ended October 31, 2002. We recognized a net loss of $1,278,000 for the six months ended October 31, 2003, as compared to net income of $75,000 for the six months ended October 31, 2002. We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.

        Net income in future years will be dependent upon our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Assuming we obtain the necessary funding, we anticipate expanding our SOI operations and generating additional revenues during the remainder of fiscal year 2004. However, because of our continuing research and development efforts on new products (possibly including products based on our homeland security technology), we anticipate that our operations during the remainder of fiscal year 2004 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

        Our working capital and liquidity increased significantly during the six months ended October 31, 2003 due to the private placement completed in September 2003 whereby we received $1,200,000 ($1,080,000 net of placement fees). Working capital increased $786,000, to $1,880,000 at October 31, 2003, from $1,094,000, at April 30, 2003.

        Our principal source of funding for the six months ended October 31, 2003 was from the private placement completed in September 2003. Our principal source of funding for the six months ended October 31, 2002 was from the settlement of the Eagle-Picher dispute. We used cash in operating activities of $1,320,000 during the six months ended October 31, 2003 and provided cash from operating activities of $1,020,000 during the six months ended October 31, 2002. Cash used in operating activities for the six months ended October 31, 2003 was principally the result of a net loss of $1,278,000. Cash provided by operating activities during the six months ended October 31, 2002 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses.

        As a significant portion of our revenues and accounts receivable are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products or fail to pay our accounts receivable, the result could have a material effect on both our revenues and related cash flows.

        Our investing activities used cash of $4,000 and $260,000 for the six months ended October 31, 2003 and 2002, respectively. Cash used in investing activities for the six months ended October 31, 2003 and October 31, 2002, resulted from purchases of property and equipment.

        Financing activities provided cash of $1,060,000 for the six months ended October 31, 2003 and used cash of $22,000 for the six months ended October 31, 2002. Cash provided by financing activities for the six months ended October 31, 2003 resulted primarily from the private placement of $1,200,000 ($1,080,000 net of placement fees) completed in September 2003. Cash used in financing activities for the six months ended October 31, 2002 resulted primarily from payments on borrowings of $25,000.

        At October 31, 2003, we had $478,000 of cash and cash equivalents, a decrease of $264,000, compared to $742,000, at April 30, 2003.

        In September 2003 we completed a financing arrangement whereby we issued 1,500,000 shares of restricted common stock and 900,000 common stock warrants to accredited investors for $1,200,000

($1,080,000 net of placement fees). Each common stock warrant is exercisable for one share of common stock at $1.25 per share and expire on December 31, 2005. We paid the placement agents a 10% commission related to this arrangement.

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital through December 31, 2004. In connection with this agreement, we issued a common stock warrant to purchase 500,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately and expires on October 21, 2006.

        On October 22, 2003, we entered into a non-exclusive investment banking agreement with vFinance whereby we issued a common stock warrant to purchase 560,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately, expires on April 30, 2006 and was considered full payment for services to be provided through June 30, 2004.

        On November 1, 2003, we entered into a twelve-month agreement with Lippert/Heilshorn & Associates, Inc. to provide us with investor relations services through October 31, 2004. In connection with this agreement, we agreed to make monthly payments of $10,500 and we issued a common stock warrant to acquire 120,000 shares of our restricted common stock at $1.35 per share. The common stock warrant vested immediately and expires on November 1, 2006.

        There are provisions associated with the preferred stock private placement completed on July 29, 1999 that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. Prior to our September 2003 financing, the preferred stock was convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. We did not believe that the financing completed in September 2003 caused any further adjustment to the conversion price, but the holders of the Series A Convertible Preferred Stock expressed their disagreement. In November 2003, we entered into a settlement agreement with the holders of the Series A Convertible Preferred Stock and as a result, the preferred shares are now convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of December 12, 2003 there were 963,666 shares of Series A Convertible Preferred Stock outstanding convertible into 1,927,332 shares of common stock based on our calculation.

        Our stock was trading at prices significantly below the $1.00 per share Nasdaq minimum bid price requirement at times during the last half of the calendar year ended December 31, 2002 and has again at times been trading below $1.00 per share since late February 2003. The volatility of our stock price, our current price and our financial condition may result in our failing to meet Nasdaq's requirements. As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock.

        In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development, and investing activities. We do not expect working capital to increase until we are able increase our revenues to exceed our cash out-flows (assuming we are able to increase our revenues) or complete a financing arrangement. With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures and the financing completed in September 2003, we have sufficient cash available to fund our short-term working capital requirements through February 2004.

        We are currently working with several different sources, including both strategic and financial investors to raise sufficient capital to finance both our continuing operations and our proposed homeland security business through the use of the isotope-based trace detection technology we acquired from IUT. Although there is no assurance that funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

Critical Accounting Policies

        The material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS No.142. We acquired intangible assets from Silicon Evolution, Inc. ("SEI") and IUT subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142. Included in our assets at October 31, 2003, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

        In accordance with SFAS No. 142, we have completed our annual impairment test (as of April 30, 2003) on our life sciences reporting unit, which has recorded goodwill. In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow Method ("DCF Method") in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk-adjusted discount rate. As a result of the testing, we determined that there is no impairment of goodwill. We are required to assess goodwill for impairment annually, or earlier if indicators of impairment do arise. We are not aware of any indicators of possible impairment as of December 12, 2003.

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

        Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001 and the isotope-based trace detection technology we acquired from IUT in December 2002. As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142. Both the intangible assets acquired from SEI and the isotope-based trace detection technology are being amortized over their estimated useful lives of ten years (which are based upon many factors including the time it will take to develop the technology, the expected life of the finalized product(s) and the estimated lives of similar products). We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of a ten-year life for these intangible assets. Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future. We are not aware of any indicators of possible impairment as of December 12, 2003.

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

PART II
OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

Lippert/Heilshorn &Associates, Inc.

        On November 1, 2003 we entered into a twelve-month agreement with Lippert/Heilshorn to provide us with investor relations services through October 31, 2004. In connection with this agreement, we issued a common stock warrant to acquire 120,000 shares of our restricted common stock at $1.35 per share. The common stock warrant vested immediately and expires on November 1, 2006.

          (a)   The transaction was effective November 1, 2003. We issued a warrant to acquire 120,000 shares of our restricted common stock.

          (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Lippert/Heilshorn.

          (c)   The securities were not sold for cash. The securities were issued to Lippert/Heilshorn as part of the consideration for entering into the investor relations agreement and providing services thereunder.

          (d)   The issuance of the warrant was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Lippert/Heilshorn with disclosure of all aspects of our business, including providing Lippert/Heilshorn and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of Lippert/Heilshorn obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our common stock until November 1, 2006 at $1.35 per share.

          (f)    We received no proceeds from the issuance of this warrant and, therefore, we have no use of proceeds.

2003 Transaction with Park Capital Securities, LLC

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital, a member of the National Association of Securities Dealers, Inc. with offices at 216 East 45th Street, 9th Floor, New York, NY 10017. The agreement to extend the financial advisory agreement provided for the issuance to Park Capital of a warrant to purchase 500,000 shares of common stock in exchange for Park Capital's agreement to continue to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)   The transaction was effective October 22, 2003. We issued a warrant to acquire 500,000 shares of common stock.

          (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Park Capital.

          (c)   The securities were not sold for cash. The securities were issued to Park Capital as part of the consideration for Park Capital extending the terms of the financial advisory agreement entered into in November 2002.

          (d)   The issuance of the warrant was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Park Capital with disclosure of all aspects of our business, including providing Park Capital and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of Park Capital obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our common stock until October 21, 2006 at $1.25 per share.

          (f)    We received no proceeds from the issuance of this warrant and, therefore, we have no use of proceeds.

2003 Transaction with vFinance Investments, Inc.

        On October 22, 2003, we entered into an agreement with vFinance with an office at 3010 North Military Trail, Suite 300, Boca Raton, FL 33431 and at 880 Third Avenue, 4th Floor, New York, NY 10022, a member of the National Association of Securities Dealers, Inc. The agreement provided for the issuance to vFinance of a warrant to purchase 560,000 shares of common stock in exchange for vFinance's agreement to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)   The transaction was effective October 22, 2003. We issued a warrant to acquire 560,000 shares of common stock.

          (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was vFinance (who subsequently transferred its right to a portion of those warrants to persons who are directors or executive officers of vFinance).

          (c)   The securities were not sold for cash. The securities were issued to vFinance as part of the consideration for vFinance entering into the agreement and agreeing to provide consulting services related to corporate finance and other financial service matters and make available qualified personnel for this purpose and devote such business time and attention to such matters as it shall determine is required. Such services shall include, but not be limited to, strategic planning, planning meetings with the investment community, assisting our management in designing our business plan and "growth-by-acquisition" strategy. Additionally, vFinance agreed to prepare or assist in the preparation of a company corporate profile, fact sheets, and shareholder letters.

          (d)   The issuance of the warrant was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided vFinance with disclosure of all aspects of our business, including providing vFinance and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of vFinance obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our common stock until April 30, 2006 at $1.25 per share.

          (f)    We received no proceeds from the issuance of this warrant and, therefore, we have no use of proceeds.

2003 Transaction with Investor Relations Services, Inc.

          (a)   The transaction was completed effective September 18, 2003. We issued 100,000 shares of our restricted common stock to IRSI, an accredited investor as part of a Settlement Agreement and Mutual Release executed September 18, 2003.

          (b)   The transaction occurred without the use of any underwriters or finders. The only person who received securities from us in this transaction was IRSI.

          (c)   We issued 100,000 shares of our restricted common stock to IRSI, as part of a Settlement Agreement and Mutual Release, by which IRSI agreed to, among other things, cancel the Renewal Consulting Agreement entered into on July 1, 2002. No cash or other consideration was paid by IRSI for the shares.

          (d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than two months. We provided IRSI with disclosure of all aspects of our business, including providing IRSI with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that IRSI obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities as a condition of the Settlement Agreement and Mutual Release.

          (e)   There are no conversion rights or exchange rights associated with the common stock.

          (f)    We received no proceeds from the issuance of these shares and, therefore, we have no use of proceeds.

Reback Living Trust Feb 20, 2001; Yorkshire Limited; and Southshore Capital Fund Ltd.

          (a)   The transaction was completed effective September 25, 2003. We issued 1,500,000 shares of our restricted common stock and 900,000 common stock warrants to three accredited investors, two of which are non-US persons.

          (b)   The placement agents for the transaction were Park Capital Securities, LLC with an office at 216 East 45th Street, 9th Floor, New York, NY 10017 and vFinance, Inc. with an office at 3010 North Military Trail, Suite 300, Boca Raton, FL 33431.

          (c)   The total offering price was $1,200,000. A fee of $120,000 was paid to the placement agents.

          (d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than two months. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange

  Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for the license agreement.

          (e)   There are no conversion rights or exchange rights associated with the common stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.25 through December 31, 2005. We have an obligation to register the shares included in the units and underlying the warrants by January 22, 2004.

          (f)    We will use the proceeds for working capital purposes.

Item 6: Exhibits and Reports on Form 8-K

          (a)   Exhibits.

31.	Certification pursuant to Sarbanes-Oxley Section 302
32.	Certification pursuant to 18 U.S.C. Section 1350

          (b)   Reports on Form 8-K

        On September 26, 2003 we filed a report on Form-8K which detailed the issuance of 1,500,000 shares of our restricted common stock and 900,000 common stock warrants to three accredited investors for $1,200,000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 12th day of December 2003.

Isonics Corporation (Registrant)
By:	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Director
By:	/s/ JOHN V. SAKYS John V. Sakys Chief Accounting Officer and Chief Financial Officer