Form 10QSB
period 2004-01-31
ISONICS CORP
filed 2004-03-16
CIK 1023966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended January 31, 2004
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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, no par value, was 14,909,387 at March 12, 2004.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

Isonics Corporation

TABLE OF CONTENTS

FORM 10-QSB

PART I
FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	(Unaudited) January 31, 2004	April 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,429	$742
Accounts receivable (net of allowances of $18 and $29, respectively)	776	711
Inventories	954	748
Prepaid expenses and other current assets	827	246

Total current assets	3,986	2,447

LONG-TERM ASSETS:
Property and equipment, net	482	615
Goodwill	1,807	1,807
Intangible assets, net	727	792
Other assets	55	86

Total long-term assets	3,071	3,300

TOTAL ASSETS	$7,057	$5,747

	(Unaudited) January 31, 2004	April 30, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of obligation under capital leases	$52	$48
Accounts payable	488	909
Accrued liabilities	360	396

Total current liabilities	900	1,353

OBLIGATION UNDER CAPITAL LEASES, net of current portion	46	86
STOCKHOLDERS' EQUITY:
Preferred Stock; 10,000,000 shares authorized
Series A Preferred stock — no par value; 963,666 shares issued and outstanding on January 31, 2004 and April 30, 2003; $1,445,499 liquidation preference on January 31, 2004 and April 30, 2003	745	745
Series C Preferred stock — no par value; 22,000 and zero shares issued and outstanding on January 31, 2004 and April 30, 2003, respectively; $2,200,000 liquidation preference on January 31, 2004.	2,788	—
Common stock — no par value; 40,000,000 shares authorized; 13,751,492 and 12,113,533 shares issued and outstanding on January 31, 2004 and April 30, 2003, respectively	12,888	11,668
Additional paid in capital	5,427	4,362
Deferred compensation	(114)	(145)
Accumulated deficit	(15,623)	(12,322)

Total stockholders' equity	6,111	4,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,057	$5,747

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues	$2,094	$2,364	$6,593	$6,861
Cost of revenues	1,707	1,793	5,178	5,228

Gross margin	387	571	1,415	1,633
Operating expenses:
Selling, general and administrative	1,251	1,065	3,320	3,315
Research and development	171	60	401	189

Total operating expenses	1,422	1,125	3,721	3,504

Operating loss	(1,035)	(554)	(2,306)	(1,871)

Other income (expense):
Gain on legal settlement, net	—	—	—	2,140
Amortization of debt offering costs	—	—	—	(182)
Foreign exchange	—	(31)	(25)	(83)
Interest and other income	9	5	39	48
Interest expense	1	(4)	(11)	(561)

Total other income (expense), net	10	(30)	3	1,362

Loss before income taxes	(1,025)	(584)	(2,303)	(509)
Income tax expense	—	—	—	—

NET LOSS	$(1,025)	$(584)	$(2,303)	$(509)

DEEMED DIVIDEND ON PREFERRED STOCK	$(998)	$—	$(998)	$—

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,023)	$(584)	$(3,301)	$(509)

Net loss per share — basic and diluted
Net loss per share attributable to common shareholders	$(.15)	$(.05)	$(.26)	$(.04)
Shares used in computing per share information	13,719	11,937	12,828	11,580

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended January 31,
	2004	2003
Net cash provided by (used in) operating activities	$(2,367)	$513
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12)	(369)

Cash used in investing activities	(12)	(369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	(650)	(46)
Proceeds from issuance of notes payable	650	—
Proceeds from issuance of common stock	1,087	6
Proceeds from issuance of preferred stock and related warrants	2,015	—
Principal payments under capital lease obligations	(36)	—

Cash provided by (used in) financing activities	3,066	(40)

NET INCREASE IN CASH AND CASH EQUIVALENTS:	687	104
Cash and cash equivalents at beginning of period	742	725

Cash and cash equivalents at end of period	$1,429	$829

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16	$18

Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to IUT for intangible assets	—	273
Capital lease obligations for property and equipment	—	153
Series 2002A Convertible Notes converted into common stock	—	1,000
Common stock issued in legal settlement	97	—
Deemed dividend associated with beneficial conversion feature on Series C Convertible Preferred Stock	998	—
Value of warrants for 227,701 shares of common stock issued to Series C Convertible Preferred Stock investors	120	—

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of January 31, 2004, and for the three months and nine months ended January 31, 2004 and 2003 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto (which include an opinion from Grant Thornton LLP that expresses substantial doubt regarding our ability to continue as a going concern) included in our Annual Report on Form 10-KSB for the year ended April 30, 2003.

Realization of Assets

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through March 12, 2004. In addition, historically we have used, rather than provided, cash in our operations, and have been unable to secure adequate financing to meet our future cash needs.

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

        We continue to pursue funding that will help us meet our future cash needs. We recently completed financings of $2,200,000 ($2,000,000 net of due diligence fees and related expenses) and $1,200,000 ($1,080,000 net of placement fees) (see Private Placements) and we are currently working with several different sources, including both strategic and financial investors to raise additional capital to finance both our continuing operations and our isotope-based trace detection technology. Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

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

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation to employees and directors (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net loss attributable to common shareholders, as reported	$(2,023)	$(584)	$(3,301)	$(509)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(178)	(73)	(298)	(205)

Adjusted net loss	$(2,201)	$(657)	$(3,599)	$(714)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net loss per share attributable to common shareholders
Basic and diluted — as reported	$(.15)	$(.05)	$(.26)	$(.04)
Basic and diluted — adjusted	$(.16)	$(.06)	$(.28)	$(.06)

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

        As of January 31, 2004, a total of 7,820,541 outstanding stock options and common stock warrants, 963,666 outstanding shares of Series A Convertible Preferred Stock and 22,000 outstanding shares of Series C Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculations, as the inclusion would be anti-dilutive. As of January 31, 2003, a total of 5,147,840 outstanding stock options and common stock warrants and 963,666 outstanding shares of Series A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculations, as the inclusion would be anti-dilutive.

        During the nine month period ended January 31, 2004, we issued the following shares of Common Stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2003	12,113,533
Shares issued from employee stock purchase plan	7,959
Shares issued in September 2003 private placement	1,500,000
Shares issued in legal settlement	100,000
Shares issued as employee bonus	30,000

Balance as of January 31, 2004	13,751,492

        The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $1,220,000 for the nine months ended January 31, 2004.

Inventories

        Inventories consist of (in thousands):

	January 31, 2004	April 30, 2003
Finished goods	$353	$312
Work in progress	523	414
Materials and supplies	78	22

Total inventories	$954	$748

Significant Customers

        As of January 31, 2004, three customers accounted for approximately 40% of total net accounts receivable. Three customers accounted for approximately 46% of total net accounts receivable at April 30, 2003. One customer (Eastern Isotopes) accounted for approximately 33% of revenues for the nine months ended January 31, 2004. One customer (Eastern Isotopes) accounted for approximately 34% of revenues for the three months ended January 31, 2004. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 30% and 17%, respectively of revenues for the nine months ended January 31, 2003. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 34% and 13%, respectively of revenues for the three months ended January 31, 2003.

        Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 35%, 24% and 20%, respectively of the German operation's revenues for the nine months ended January 31, 2004. Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 30%, 20% and 17%, respectively of the German operation's revenues for the three months ended January 31, 2004. Two customers (Perkin Elmer Life Sciences and Reviss Ltd.) accounted for approximately 43% and 14%, respectively of the German operation's revenues for the nine months ended January 31, 2003. Two customers (Perkin Elmer Life Sciences and IBT SA.) accounted for approximately 37% and 11%, respectively of the German operation's revenues for the three months ended January 31, 2003. Two customers accounted for approximately 51% of the German operation's accounts receivable at January 31, 2004. Two customers accounted for approximately 52% of the German operation's accounts receivable at April 30, 2003.

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

        Information by segment is set forth below (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Segment revenues:
Life sciences	$2,030	$2,304	$6,134	$6,743
Semiconductor materials and products	64	60	459	118

Total	$2,094	$2,364	$6,593	$6,861

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Segment operating (loss) income:
Life sciences	$85	$293	$554	$862
Semiconductor materials and products	(351)	(317)	(748)	(684)
Reconciling amounts	(769)	(530)	(2,112)	(2,049)

Total	$(1,035)	$(554)	$(2,306)	$(1,871)

	January 31, 2004	April 30, 2003
Total Assets:
Life sciences	$3,814	$3,807
Semiconductor materials and products	1,035	1,193
Reconciling amounts	2,208	747

Total	$7,057	$5,747

        A summary of operations by geographic area is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net revenues:
United States	$1,415	$1,522	$4,827	$4,684
Germany	679	842	1,766	2,177

Total	$2,094	$2,364	$6,593	$6,861

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Operating (loss) income:
United States	$(1,060)	$(583)	$(2,325)	$(1,905)
Germany	25	29	19	34

Total	$(1,035)	$(554)	$(2,306)	$(1,871)

	January 31, 2004	April 30, 2003
Total Assets:
United States	$4,369	$2,956
Germany	2,688	2,791

Total	$7,057	$5,747

Private Placements

        On January 27, 2004 we completed a financing arrangement whereby we issued 22,000 shares of our Series C Convertible Preferred Stock and 200,000 common stock warrants to accredited investors who are affiliated with Mercator Advisory Group, LLC ("MAG") for $2,200,000. In addition, we paid MAG $200,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 227,701 shares of our common stock. Each common stock warrant issued in this transaction is exercisable for one share of common stock at $1.25 per share and expires on January 27, 2007. The Series C Convertible Preferred Stock is convertible (or has since been converted) at a price to be determined at 80% of the market price (which is defined as the average of the lowest three inter-day trading prices of our common stock for the five consecutive trading days immediately preceding the conversion date) of our common stock on the day of conversion, but not greater than $1.25 per share nor less than $0.95 per share (equating to a range of 1,760,000 to 2,315,790 shares of common stock). On February 17, 2004, 11,000 shares of Series C Convertible Preferred Stock were converted (at $.95 per share) into 1,157,895 shares of common stock.

        In accordance with the securities purchase agreement, we gained effectiveness on a registration statement associated with the common stock and the common stock underlying the common stock warrants on March 8, 2004.

        We have allocated the proceeds received between the Series C Convertible Preferred Stock and related warrants based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we have calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature contained in our Series C Convertible Preferred Stock to be $998,000, which has been reported as a deemed dividend for the three and nine months ended January 31, 2004.

        The Series C Convertible Preferred Stock is non-voting and has a liquidation preference equal to $100 per share. In addition, the holders of the Series C Convertible Preferred stock are entitled to receive dividends (if declared) subject to the prior rights of holders of all classes of stock at the time outstanding.

        In conjunction with pursuing the financing agreement with MAG, we were simultaneously working with vFinance Investments, Inc. ("vFinance") as an alternate source of funding. In order to compensate vFinance for their services, on February 27, 2004 we issued them a common stock warrant (valued at $84,000 using the Black-Scholes pricing model) to purchase 150,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately and expires April 30, 2006.

        On September 25, 2003, we completed a private placement to accredited investors whereby we sold 300,000 units for $1,200,000 ($1,080,000 net of placement fees). Each unit consisted of five shares of common stock and three common stock warrants. Each common stock warrant is exercisable for one share of our common stock at $1.25 per share until December 31, 2005. In accordance with the securities purchase agreement, we gained effectiveness on a registration statement associated with the common stock and the common stock underlying the common stock warrants on December 31, 2003.

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

        During October 2002 and again in August 2003, IRSI disputed our termination of the agreement based upon nonperformance and requested to mediate the matter. On September 18, 2003, we settled the dispute in its entirety by issuing to IRSI 100,000 shares of our restricted common stock (valued at $97,000 based upon the fair market value of the stock). The value of the restricted common stock was expensed to selling, general and administrative expenses during the quarter ended October 31, 2003.

Financial Advisory Agreement

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital Securities, LLC ("Park Capital") through December 31, 2004. In connection with this agreement, we issued a common stock warrant (valued at $355,000 using the Black-Scholes pricing model of which $325,417 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of January 31, 2004) to purchase 500,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately, expires on October 21, 2006 and is being expensed to selling, general and administrative expenses ratably over the twelve-month period beginning January 1, 2004.

Investment Banking Agreement

        On October 22, 2003, we entered into a non-exclusive investment banking agreement with vFinance whereby we issued a common stock warrant (valued at $369,600 using the Black-Scholes pricing model of which $231,000 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of January 31, 2004) to purchase 560,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately, expires on April 30, 2006 and is considered full payment for services to be provided through June 30, 2004. The common stock warrant is being expensed to selling, general and administrative expenses ratably over the eight-month period beginning November 1, 2003.

Investor Relations Agreement

        On November 1, 2003 we entered into a twelve-month agreement with Lippert/Heilshorn & Associates, Inc. ("Lippert/Heilshorn") to provide us with investor relations services through October 31, 2004. In connection with this agreement, we agreed to make monthly payments of $10,500 and we issued a common stock warrant to acquire 120,000 shares of our restricted common stock at $1.35 per share. The common stock warrant (valued at $76,800 using the Black-Scholes pricing model of which $57,600 is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of January 31, 2004) vested immediately, expires on November 1, 2006 and is being expensed ratably to general and administrative expenses over the twelve-month period beginning November 1, 2003.

Conversion Price of Series A Convertible Preferred Stock

        There are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. Prior to our September 2003 financing, the preferred stock was convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. We did not believe that the financing completed in September 2003 (see Private Placements) caused any further adjustment to the conversion price, but the holders of the Series A Convertible Preferred Stock expressed their disagreement. In November 2003, we entered into a settlement agreement with the holders of the Series A Convertible Preferred Stock and as a result, the preferred shares are now convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of March 12, 2004 there were 963,666 shares of Series A Convertible Preferred Stock outstanding convertible into 1,927,332 shares of common stock based on the settlement agreement.

Related Party Transactions

        On December 23, 2003, we borrowed $40,000 from James E. Alexander, our President and Chief Executive Officer. We repaid the loan in full, plus interest at 12% per annum, on January 30, 2004.

        On September 9, 2003, we borrowed $100,000 from Stephen Burden, our Vice President of Semiconductor Materials and Products. We repaid the loan in full, plus interest at 12% per annum, on September 11, 2003. On November 19, 2003 we borrowed an additional $100,000 from Stephen Burden. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. The loan was repaid in full, plus interest at 12% per annum, in January 2004.

        On August 26, 2003 and July 30, 2003, we borrowed $120,000 and $80,000, respectively from Daniel Grady, our Vice President of Life Sciences. We repaid the loans in full, plus interest at 12% per annum, on September 11, 2003 and August 4, 2003, respectively. On November 18, 2003, we borrowed an additional $120,000 from Daniel Grady. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. The loan was repaid in full, plus interest at 12% per annum, in January 2004.

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

        While we are currently focusing on these two markets, we continue to evaluate other applications for both stable and radioisotopes and non-isotopic materials. During our 2003 fiscal year, we commenced our SOI wafer manufacturing operation in Vancouver, Washington, and acquired detection technology from the Institut of Umwelttechnologien GmbH ("IUT"). As a result, we have been required to make a significant cash investment in our SOI wafer manufacturing operations and we may be required to make additional investments of cash, personnel, and materials in either of these operations in the future. These have strained our working capital resources and as a result our auditors issued their opinion to our audited financial statements for the year ended April 30, 2003, which expressed substantial doubt regarding our ability to continue as a going concern. Although investments in January 2004 and September 2003 by accredited investors (see Private Placements) helped to temporarily alleviate our working capital shortage, we need a significant amount of additional financing to achieve our business goals and we cannot offer any assurance that we will be able to obtain such financing on reasonable terms, if at all. We expect that our present available capital will be able to finance our operations through July 2004 and thereafter we will need additional financing.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.5	75.8	78.5	76.2

Gross margin	18.5	24.2	21.5	23.8

Operating expenses:
Selling, general and administrative	59.7	45.1	50.4	48.3
Research and development	8.2	2.5	6.1	2.8

Total operating expenses	67.9	47.6	56.5	51.1

Operating loss	(49.4)	(23.4)	(35.0)	(27.3)

Other income (expense), net	.5	(1.3)	.1	19.9

Loss before income taxes	(48.9)	(24.7)	(34.9)	(7.4)

Income tax expense	—	—	—	—

NET LOSS	(48.9)%	(24.7)%	(34.9)%	(7.4)%

Revenues

        Revenues generally decreased during both the three and nine months ended January 31, 2004 as compared to the same periods of our prior fiscal year, although our revenues from our semiconductor materials and products segment did reflect increases during those periods as compared to revenues from our life sciences segment which reflected decreases, as described in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Life sciences
Domestic	$1,351,000	$1,462,000	$4,368,000	$4,566,000
International	$679,000	$842,000	$1,766,000	$2,177,000
Semiconductor materials and products	$64,000	$60,000	$459,000	$118,000

Total	$2,094,000	$2,364,000	$6,593,000	$6,861,000

        As a significant portion of our revenues are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products, the result could have a material effect on both our revenues and related cash flows.

        The decrease in revenues from domestic isotope product sales for the three months ended January 31, 2004 was primarily the result of a decrease in the unit price of oxygen-18, which was partially offset by an increase in volume. The decrease in revenues from domestic isotope product sales for the nine months ended January 31, 2004 was primarily the result of a significant decrease in the sale of radioisotopes partially offset by an increase in the sale of stable isotopes (consisting mainly of oxygen-18).

        While the substantial majority of our revenues at our German subsidiary are derived from the sale of radioisotopes, we have had difficulty in the United States with our ability to enter the radioisotope market. The difficulty arises from the fact that our potential customers have long established relationships with their suppliers (who are mostly foreign) and as a result they are hesitant to change. While we continue to work towards increasing our share in the domestic radioisotope market to a meaningful number, we can offer no assurances that this will come to fruition.

        The substantial majority of our domestic isotope product sales result from the sale of oxygen-18 and while our volume continues to increase, the increases have not been as significant as the overall unit price decreases experienced in the market. As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than the continuing decreases in the anticipated future market price. While we believe that we will be successful in this endeavor in the future, we can offer no assurance that this will come to fruition.

        The decrease in revenues from international isotope product sales for the three and nine months ended January 31, 2004 was primarily the result of a significant decrease in sales of one specific radioisotope due to a worldwide decrease in demand. It is uncertain if the demand for this radioisotope will return to previous levels.

        In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States which is growing at a significant rate). The quality of our product is high but we must wait until our potential customers' current supply agreements terminate before we will be able to bid on new supply contracts. Our ability to increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market. While we anticipate that we will begin obtaining European oxygen-18 customers in the first two quarters of calendar 2004 (we have already obtained one new customer as of March 12, 2004), the process is expected to be slow and we cannot provide any assurance that this will come to fruition at all.

        The increase in revenues from semiconductor materials and products sales for the nine months ended January 31, 2004 was primarily due to a $200,000 sale of silicon-28 as a bulk isotope in the first quarter of fiscal 2004.

        We do not anticipate significant revenues from sales of silicon-28 based products during the remainder of fiscal 2004. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance microprocessor segment of the semiconductor market. We can offer no assurance, however that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

        Our gross margins decreased during the three and nine months ended January 31, 2004 as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Dollar amount	$387,000	$571,000	$1,415,000	$1,633,000
Percent of revenues	18.5%	24.2%	21.5%	23.8%

        In general, we anticipate that our margins will continue to decline as oxygen-18 prices decrease and until we can generate a positive margin for the semiconductor materials and products segment. We anticipate that the gross margin from sales of semiconductor materials and products (both in dollar value and as a percentage of revenues) will increase over time as sales increase and minimize the overall effect of fixed costs, but we can offer no assurances that this will come to fruition.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses increased during the three and nine months ended January 31, 2004 as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Dollar amount	$1,251,000	$1,065,000	$3,320,000	$3,315,000
Percent of revenues	59.7%	45.1%	50.4%	48.3%

        The dollar increase for the three months ended January 31, 2004 is attributable primarily to an increase in the expensing of the market value of common stock warrants issued for consulting and other professional services expenses and an increase in headcount and facility costs related to the expansion of our SOI operations. The percentage increase for the three months ended January 31, 2004 is also attributable primarily to an increase in the expensing of the market value of common stock warrants issued for consulting and other professional services expenses, an increase in headcount and facility costs related to the expansion of our SOI operations and a decrease in revenues.

        The dollar increase for the nine months ended January 31, 2004 is attributable primarily to an increase in the expensing of the market value of common stock warrants issued for consulting and other professional services expenses and an increase in headcount and facility costs related to the expansion of our SOI operations partially offset by a decrease in legal costs associated with the Eagle-Picher dispute. The percentage increase for the nine months ended January 31, 2004 is also attributable primarily to an increase in the expensing of the market value of common stock warrants issued for consulting and other professional services expenses, an increase in headcount and facility costs related to the expansion of our SOI operations and a decrease in revenues partially offset by a decrease in legal costs associated with the Eagle-Picher dispute.

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

        Our research and development expenses increased during the three and nine months ended January 31, 2004 as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months endede January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Dollar amount	$171,000	$60,000	$401,000	$189,000
Percent of revenues	8.2%	2.5%	6.1%	2.8%

        Both the dollar and percentage increases for the three and nine months ended January 31, 2004 are primarily related to an increase in research and development expenses associated with our thin-film SOI product.

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

Other Income (Expense), net

        Other Income (Expense), net increased and decreased during the three and nine months ended January 31, 2004 as compared to the same periods of our prior fiscal year, respectively as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Dollar amount	$10,000	$(30,000)	$3,000	$1,362,000

        For the three months ended January 31, 2004 and 2003, other income (expense), net includes interest income and expense and foreign currency gains and losses.

        For the nine months ended January 31, 2004 and 2003, other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses. The decrease is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute and the gain resulting from the disposition of CTL, partially offset by the expensing of $546,000 of previously unamortized discount related to the

Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock during the nine months ended January 31, 2003.

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

Net Loss

        Our net losses increased during the three and nine months ended January 31, 2004 as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31		Nine months ended January 31
	2004	2003	2004	2003
Dollar amount	$(1,025,000)	$(584,000)	$(2,303,000)	$(509,000)

        We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects. Included in the net loss for the nine months ended January 31, 2003 was a net gain of $2,140,000 related to the settlement of the Eagle-Picher dispute.

        Net income in future years will be dependent upon our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. Assuming we obtain the necessary funding, we anticipate expanding our SOI operations and generating additional revenues during the remainder of calendar year 2004. However, because of our continuing research and development efforts on new products (possibly including products based on our homeland security technology), we anticipate that our operations during the remainder of fiscal year 2004 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

        Our working capital and liquidity increased significantly during the nine months ended January 31, 2004 due to the private placements completed in January 2004 and September 2003 whereby we received $2,200,000 ($2,000,000 net of due diligence fees and related expenses) and $1,200,000 ($1,080,000 net of placement fees), respectively. Working capital increased $1,992,000, to $3,086,000 at January 31, 2004, from $1,094,000, at April 30, 2003.

        Our principal source of funding for the nine months ended January 31, 2004 was from the private placements completed in January 2004 and September 2003. Our principal source of funding for the nine months ended January 31, 2003 was from the settlement of the Eagle-Picher dispute. We used cash in operating activities of $2,367,000 during the nine months ended January 31, 2004 and provided cash from operating activities of $513,000 during the nine months ended January 31, 2003. Cash used in operating activities for the nine months ended January 31, 2004 was principally the result of a net loss of $2,303,000. Cash provided by operating activities during the nine months ended January 31, 2003 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses.

        As a significant portion of our revenues and accounts receivable are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products or fail to pay our accounts receivable, the result could have a material effect on both our revenues and related cash flows.

        Our investing activities used cash of $12,000 and $369,000 for the nine months ended January 31, 2004 and 2003, respectively. Cash used in investing activities for the nine months ended January 31, 2004 and January 31, 2003 resulted from purchases of property and equipment.

        Financing activities provided cash of $3,066,000 for the nine months ended January 31, 2004 and used cash of $40,000 for the nine months ended January 31, 2003. Cash provided by financing activities for the nine months ended January 31, 2004 resulted primarily from the private placements of $2,200,000 ($2,000,000 net of due diligence fees and related expenses) and $1,200,000 ($1,080,000 net of placement fees) completed in January 2004 and September 2003, respectively. Cash used in financing activities for the nine months ended January 31, 2003 resulted primarily from payments on borrowings of $46,000.

        At January 31, 2004, we had $1,429,000 of cash and cash equivalents, an increase of $687,000, compared to $742,000, at April 30, 2003. As a result of our financing activities, we issued a number of shares of our capital stock and common stock warrants as described in Item 2 of Part II, below, and notes to the condensed consolidated financial statements, above.

        There are provisions associated with the preferred stock private placement completed on July 29, 1999 that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. Prior to our September 2003 financing, the preferred stock was convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. We did not believe that the financing completed in September 2003 caused any further adjustment to the conversion price, but the holders of the Series A Convertible Preferred Stock expressed their disagreement. In November 2003, we entered into a settlement agreement with the holders of the Series A Convertible Preferred Stock and as a result, the preferred shares are now convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of March 12, 2004 there were 963,666 shares of Series A Convertible Preferred Stock outstanding convertible into 1,927,332 shares of common stock based on the settlement agreement.

        Our stock was trading at prices significantly below the $1.00 per share Nasdaq minimum bid price requirement at times during calendar 2003. The volatility of our stock price, our current price and our financial condition may result in our failing to meet Nasdaq's requirements. As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock.

        In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development, and investing activities. We do not expect working capital to increase until we are able increase our revenues to exceed our cash out-flows (assuming we are able to increase our revenues) or complete a financing arrangement. With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures and the financing completed in January 2004 and September 2003, we have sufficient cash available to fund our short-term working capital requirements through approximately July 2004.

        We are currently working with several different sources, including both strategic and financial investors to raise sufficient additional capital to finance both our continuing operations and our proposed homeland security business. Although there is no assurance that funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

Critical Accounting Policies

        The material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS No.142. We acquired intangible assets from Silicon Evolution, Inc. ("SEI") and IUT subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142. Included in our assets at January 31, 2004, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

        In accordance with SFAS No. 142, we have completed our annual impairment test (as of April 30, 2003) on our life sciences reporting unit, which has recorded goodwill. In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow Method ("DCF Method") in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk-adjusted discount rate. As a result of the testing, we determined that there is no impairment of goodwill. We are required to assess goodwill for impairment annually, or earlier if indicators of impairment do arise. We are not aware of any indicators of possible impairment as of March 12, 2004.

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

        Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001 and the isotope-based trace detection technology we acquired from IUT in December 2002. As the intangible assets were acquired after June 30, 2001, we adhere to the guidance provided by SFAS No. 142. Both the intangible assets acquired from SEI and the isotope-based trace detection technology are being amortized over their estimated useful lives of ten years (which are based upon many factors including the time it will take to develop the technology, the expected life of the finalized product(s) and the estimated lives of similar products). We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of a ten-year life for these intangible assets. Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future. We are not aware of any indicators of possible impairment as of March 12, 2004.

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

PART II
OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

2004 Transaction with vFinance Investments, Inc.

        On February 27, 2004, we issued a warrant to purchase 150,000 shares of our restricted common stock to vFinance with an office at 3010 North Military Trail, Suite 300, Boca Raton, FL 33431 and at 880 Third Avenue, 4th Floor, New York, NY 10022, a member of the National Association of Securities Dealers, Inc. The issuance was for payment for services provided by vFinance. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was effective February 27, 2004. We issued a warrant to acquire 150,000 shares of our restricted common stock.

        (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was vFinance (who subsequently transferred its right to a portion of those warrants to persons who are directors or executive officers of vFinance).

        (c)   The securities were not sold for cash. We issued a warrant to acquire 150,000 shares of our restricted common stock as payment for services provided.

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

        (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our common stock until April 30, 2006 at $1.25 per share. We have agreed to include the common stock underlying the warrants issued in this transaction in a registration statement to be filed with the SEC not later than May 5, 2004.

        (f)    We received no proceeds from the issuance of this warrant and, therefore, we have no use of proceeds.

Series C Convertible Preferred Stock

        On January 27, 2004, we issued 22,000 shares of our Series C Convertible Preferred Stock and 200,000 common stock warrants to two accredited investors in exchange for their investment of $2,200,000. In addition, we paid a due diligence fee of $185,000, reimbursement of $15,000 in expenses and issued 227,701 common stock warrants to MAG, an affiliate of the two investors. Each common stock warrant issued in this transaction is exercisable for one share of common stock at $1.25 per share and expires on January 27, 2007. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was completed effective January 27, 2004. We issued 22,000 shares of our Series C Convertible Preferred Stock and 200,000 common stock warrants to two accredited investors. We issued 227,701 common stock warrants to MAG as a portion of its due diligence fee.

        (b)   There was no placement agent or underwriter for the transaction. The two accredited investors are affiliated with the MAG.

        (c)   The total offering price was $2,200,000. No underwriting discounts or commissions were paid. We paid a fee of $185,000 to MAG as part of its due diligence fee.

        (d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction and Regulation D. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than two months. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities for investment purposes.

        (e)   The Series C Convertible Preferred Stock has a liquidation preference of $100 per share, and is convertible into common stock at a price to be determined, but not lower than $0.95 per share (that is, not more than 105.27 shares of common stock for each share of Series C Preferred Stock). Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.25 through January 27, 2007. We had an obligation to register the shares included in the units and underlying the warrants, including the obligation to file a registration statement within 30 days of January 27, 2004 (subject to a fifteen day extension). We met this obligation as the registration statement was effective March 8, 2004.

        (f)    We will use the proceeds for our life sciences business, repayment of certain accrued liabilities and general corporate purposes.

Investor Awareness, Inc.

        On December 12, 2003 we entered into an agreement with Investor Awareness, Inc. ("Investor Awareness") to provide us with investor relations services through July 31, 2004. In connection with this agreement, we issued a common stock warrant to acquire 50,000 shares of our restricted common stock at $1.50 per share. The common stock warrant vested immediately and expires on December 12, 2006.

        (a)   The transaction was effective December 12, 2003. We issued a warrant to acquire 50,000 shares of our restricted common stock.

        (b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Investor Awareness.

        (c)   The securities were not sold for cash. The securities were issued to Investor Awareness as part of the consideration for entering into the investor relations agreement and providing services thereunder.

        (d)   The issuance of the warrant was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Investor Awareness with disclosure of all aspects of our business, including providing Investor Awareness and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of Investor Awareness obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

        (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our restricted common stock until December 12, 2006 at $1.50 per share.

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

        (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our restricted common stock until November 1, 2006 at $1.35 per share.

        (f)    We received no proceeds from the issuance of this warrant and, therefore, we have no use of proceeds.

2003 Transaction with Park Capital Securities, LLC

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital, a member of the National Association of Securities Dealers, Inc. with offices at 216 East 45th Street, 9th Floor, New York, NY 10017. The agreement to extend the financial advisory agreement provided for the issuance to Park Capital of a warrant to purchase 500,000 shares of restricted common stock in exchange for Park Capital's agreement to continue to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was effective October 22, 2003. We issued a warrant to acquire 500,000 shares of restricted common stock.

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

        (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our restricted common stock until October 21, 2006 at $1.25 per share.

        (f)    We received no proceeds from the issuance of this warrant and, therefore, we have no use of proceeds.

2003 Transaction with vFinance Investments, Inc.

        On October 22, 2003, we entered into an agreement with vFinance with an office at 3010 North Military Trail, Suite 300, Boca Raton, FL 33431 and at 880 Third Avenue, 4th Floor, New York, NY 10022, a member of the National Association of Securities Dealers, Inc. The agreement provided for the issuance to vFinance of a warrant to purchase 560,000 shares of restricted common stock in exchange for vFinance's agreement to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

        (a)   The transaction was effective October 22, 2003. We issued a warrant to acquire 560,000 shares of restricted common stock.

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

        (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our restricted common stock until April 30, 2006 at $1.25 per share.

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

Reback Living Trust Feb 20, 2001; Yorkshire Limited; and Southshore Capital Fund Ltd.

        (a)   The transaction was completed effective September 25, 2003. We issued 1,500,000 shares of our common stock and 900,000 common stock warrants to three accredited investors, two of which are non-US persons.

        (b)   The placement agents for the transaction were Park Capital Securities, LLC with an office at 216 East 45th Street, 9th Floor, New York, NY 10017 and vFinance, Inc. with an office at 3010 North Military Trail, Suite 300, Boca Raton, FL 33431.

        (c)   The total offering price was $1,200,000. A fee of $120,000 was paid to the placement agents.

        (d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction that was in negotiation for more than two months. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities for investment purposes.

        (e)   There are no conversion rights or exchange rights associated with the common stock. Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.25 through December 31, 2005. We had an obligation to register the shares included in the units and underlying the warrants by January 22, 2004. We met this obligation as the registration statement was effective December 31, 2003.

        (f)    We will use the proceeds for working capital purposes.

Item 6: Exhibits and Reports on Form 8-K

        (a)   Exhibits.

    31.
    Certification pursuant to Sarbanes-Oxley Section 302

    32.
    Certification pursuant to 18 U.S.C. Section 1350

        (b)   Reports on Form 8-K

    On September 26, 2003 we filed a report on Form 8-K which detailed the issuance of 1,500,000 shares of our restricted common stock and 900,000 common stock warrants to three accredited investors for $1,200,000.

    On December 17, 2003 we filed a report on Form 8-K which detailed the date of our next annual shareholders meeting.

    On January 30, 2004 we filed a report on Form 8-K which detailed the issuance of 22,000 shares of Series C Convertible Preferred Stock and 427,701 common stock warrants.

    On February 17, 2004 we filed a report on Form 8-K which amended the date of our annual shareholders meeting to April 27, 2004.

    On February 17, 2004 we filed a report on Form 8-K which detailed the conversion of 11,000 shares of Series C Convertible Preferred Stock into 1,157,895 shares of restricted common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 16th day of March 2004.

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
PART II OTHER INFORMATION
  Item 2: Changes in Securities and Use of Proceeds
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURES