Form 10KSB
period 2004-04-30
ISONICS CORP
filed 2004-07-28
CIK 1023966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2004
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number: 001-12531

ISONICS CORPORATION
(Name of small business issuer in its charter)

California	77-0338561
(State or other jurisdiction of incorporation or organization)	(IRS Employe Identification No.)
5906 McIntyre Street Golden, Colorado	80403
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 279-7900

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Class B Common Stock Purchase Warrants
Redeemable Class C Common Stock Purchase Warrants

(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ☐

        Registrant's revenues for the fiscal year ended April 30, 2004 were $8,721,000.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on July 14, 2004 was $18,442,466. Excludes 3,764,896 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

        The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 14, 2004, was 18,173,073 shares. The following document is incorporated by reference into Part III of this Form 10-KSB: None.

        Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1. BUSINESS

        Because we want to provide you with more meaningful and useful information, this Form 10-KSB contains certain "forward-looking statements" (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rule.

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

General Discussion

Isonics Corporation

        We are an advanced materials and technology company focusing on the supply of isotopes for life sciences and health-care applications and silicon-on-insulator ("SOI") wafers to the semiconductor industry. Most recently, in June 2004 we acquired the business and assets of Encompass Materials Group Ltd. ("EMG") which was engaged in the business of manufacturing and reclamation of silicon wafers. In addition, we continue to develop additional products created from materials whose natural isotopic ratios have been modified as well as non-isotopic (natural) materials. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive.

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

        While we currently are focusing on these two markets, we continue to evaluate other applications for stable isotopes, radioisotopes and non-isotopic materials. In December 2002, we acquired certain isotope-based trace detection technology that can be used to detect explosives and chemical and biological weapons, and we acquired additional technology in June 2004. In both cases, we acquired this technology through our 85%-owned subsidiary, IUT Detection Technology, Inc. ("IUTDT") from Institut of Umwelttechnologien GmbH ("IUT"), an entity in which we hold a 6% ownership interest. (IUT owns the remaining 15% of IUTDT.) If and when we begin sales of these detection products, we expect these products to constitute a third market (the homeland security market) for our products. We are continuing to pursue research and development opportunities with respect to the technology we acquired from IUT under a research and development agreement we entered into with IUT, as well as continuing research and development of our silicon-28 semiconductor materials.

        We also sell isotopes for use in basic scientific research and industrial applications. We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semiconductor materials.

        During our 2003 fiscal year, we commenced two new operations. These consist of our SOI wafer manufacturing operation in Vancouver, Washington, and our acquisition of detection technology from IUT. After the conclusion of our 2004 fiscal year, we expanded our SOI wafer manufacturing operations when we acquired the business and assets of EMG, a Vancouver, Washington-based company engaged in the business of manufacturing and reclamation of silicon wafers.

        We have been required to make a significant cash investment in our SOI wafer manufacturing operations, our newly-acquired wafer manufacturing and reclamation operations, and for research and development of our homeland security and silicon-28 semiconductor technology and we will be required to make significant additional investments of cash, personnel, and materials in these operations in the future. At the end of our most recent fiscal year we had sufficient working capital to finance our anticipated operations and projected negative cash flow into our 2006 fiscal year. However, as a result of our acquisition of the silicon wafer manufacturing and recycling assets of EMG in June 2004, we will need to raise significant additional capital in fiscal year 2005 if we are to successfully implement our current business plan for the acquired assets. As a result, we are currently working with several different sources, including both strategic and financial investors, in order to raise the capital necessary to finance both our continuing operations and our newly acquired assets from EMG.

        Based on available funds, financing opportunities, current plans and business conditions, we believe that our available cash, financing sources and amounts generated from operations will be sufficient to meet our cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

        We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our web site is www.isonics.com. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "ISON." The market for our stock and warrants has historically been characterized by low volume, and broad price and volume volatility. Although our common stock and warrants have been quoted on the Nasdaq SmallCap market, our stock has at times traded at prices below the $1.00 per share minimum Nasdaq maintenance requirements. Although currently our common stock is trading above the $1.00 per share minimum, should the market price of our common stock drop, we would be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock or our warrants.

        The address of our principal executive offices and our telephone and facsimile numbers at that address are:

    Isonics Corporation
    5906 McIntyre Street
    Golden, Colorado 80403
    Telephone No.: (303) 279-7900
    Facsimile No.: (303) 279-7300

        We currently conduct some of our operations through one wholly owned-subsidiary and one partially owned subsidiary. The following chart provides some information about those subsidiaries:

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Chemotrade GmbH Dusseldorf, Germany ("Chemotrade")	Germany	100%	Chemotrade is a value-added re-seller of stable and radioactive isotopes. It supplies radioactive isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for brachytherapy applications. Additionally, Chemotrade supplies various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Chemotrade's market is primarily Europe, North America and Asia.
IUT Detection Technologies, Inc.	Colorado, USA	85%
			IUTDT owns and we anticipate will commercialize the detection technology that we acquired from IUT. This isotope-based trace detection technology will be used to detect explosives and chemical and biological weapons.

        The foregoing does not include Isonics' minority ownership in two companies:

  •
  Interpro Zinc, LLC, a Colorado entity that engages in the research and development for the recovery and recycling of zinc metal from various sources. We have a 25% interest in this entity. Interpro Zinc, LLC has suspended its operations due to a lack of funding and it is unclear as to if or when it will resume such operations.

  •
  IUT, an entity based in Berlin, Germany, which performs research and development, and manufacturing of radioisotopes. Isonics has a 6% interest in IUT through Chemotrade.

In May 2004 we established our wholly owned subsidiary Isonics Vancouver, Inc. ("Isonics Vancouver"). Isonics Vancouver is a Washington based entity that conducts our SOI and manufacturing and reclamation of silicon wafer operations.

Trading Symbols

Common Stock	"ISON"
Class B Warrants	"ISONL"
Class C Warrants	"ISONZ"

        Our Isotope Business.    In order to develop our isotopic products, it is necessary to increase ("enrich") or decrease ("deplete") the concentration of a particular isotope or isotopes. There are over 280 naturally occurring stable isotopes of 83 different elements. The number of isotopes of any given element varies widely. Although stable isotopes of a given element typically do not differ significantly in their chemical behavior, they do differ in mass and diameter, as well as several nuclear properties, such as cross-section, spin, and magnetic moment. Differences in these properties can result in substantially different effects, and some of these different effects have the potential for commercial application.

        Isotopes are typically referred to by their atomic mass number, which number is derived from the number of protons and neutrons in the atom's nucleus. For example, oxygen-18 has eight protons and ten neutrons in its nucleus, and silicon-28 has 14 protons and 14 neutrons in its nucleus. In ultra chemically pure crystals, grown for electronics or optical applications, isotopic impurities can be the greatest contributor to crystal disorder because of mass and diameter differences. Eliminating these variations by using a single enriched isotope (i.e. an isotopically-pure substance) increases thermal conductivity and optical transparency, thus improving product performance. Similarly, enriching or depleting isotopes based upon their nuclear cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of semiconductors in the computer industry, and for use as targets to produce radioisotopes for the life sciences and other industries.

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

        Radioisotopes.    The radioisotopes we acquire and sell are typically used in medical diagnostic and therapy applications. A key property of a radioisotope is its half-life. The half-life is a measure of how fast a radioisotope decays into either a stable isotope or another radioisotope. Since most radioisotopes used in life science applications have short half-lives, they are rarely found in nature. Therefore, most radioisotopes are manmade and must generally be used shortly after production. Radioisotopes are typically produced by irradiating a target material (often an enriched or depleted stable isotope) in a nuclear reactor, cyclotron or linac. These devices generate the appropriate particles required to transmute or convert the target material into the desired radioisotope.

        Wafer Manufacturing.    As described in more detail below, we commenced manufacturing SOI wafers in our own facility in November 2002. Also as described in more detail below, we acquired the assets and the manufacturing and reclamation of silicon wafers business from EMG, an unaffiliated entity in June 2004. We expect that our acquisition of EMG's business and assets will enable us to expand our SOI operations and enter into the business of manufacturing and reclaiming silicon wafers.

        Homeland Security.    As described in more detail below, in December 2002, we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from IUT. In June 2004, we acquired additional technology from IUT and we entered into an agreement with IUT to continue its research and development efforts with respect to specific products that we believe can be developed from the technology acquired. These products include NeutroTest™, a hand-held instrument designed to give first responders a tool for quickly evaluating an explosive threat in the form of a suspicious package or purported explosive device. We believe that this product (which we expect will be modestly priced) may become an essential item for bomb squads, police departments, fire departments, customs agencies, and security services world-wide. We believe that the NeutroTest™ product will be in prototype form in the latter half of calendar 2004, and ready for the commercial market in calendar 2005. The June 2004 research and development agreement with IUT includes a number of other potential products that are in much earlier stages of development than the NeutroTest™ product.

Company Strategy

        We believe our strength lies in our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize applications for stable isotopes, radioactive isotopes, non-isotopic materials and value-added products manufactured from these foregoing materials.

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

        To further our strategy, in calendar year 2002 we commenced two new lines of business—the manufacture and marketing of SOI wafers and the acquisition of detection technology for the commencement of our homeland security operations. In June 2004 we expanded our SOI wafer manufacturing operations when we acquired the business and assets of EMG, which was engaged in the business of manufacturing and reclamation of silicon wafers.

Recent Business Dispositions

        Sale of Chemotrade Leipzig GmbH ("CTL").    On July 31, 2002, Chemotrade sold its 75% interest in CTL to the 25% shareholder for 50,000 Euros (approximately $48,000). In accordance with the sales agreement, the transaction was effective May 1, 2002 with the new 100% shareholder controlling the operations from that point forward. CTL, which primarily resells oxygen-18, was notified that its then current distribution agreement (which expired on December 31, 2002) would not be renewed. The loss of this agreement was significant as it accounted for approximately 80% of CTL's revenue and as a result, CTL's ability to generate revenues after December 31, 2002 was uncertain.

        As a result of this disposition, Chemotrade was free to pursue other opportunities (including selling oxygen-18 throughout the European market) that may have been in conflict with the interests of

CTL. We recognized revenue and gross margin related to CTL of approximately $1,575,000 and $326,000, respectively for the year ended April 30, 2002. We fully replaced the lost revenue during fiscal year 2003 with additional product sales to new and existing customers both domestically and in Europe.

Products

        During fiscal years 2003, and 2004 our revenues were generated from sales of stable and radioactive isotopes and SOI wafers. Our sales mix has remained approximately the same through July 14, 2004. We expect that our revenues for fiscal year 2005 will reflect a significant increase in revenues as a result of sales of SOI wafers and our entry into the manufacturing and reclamation of silicon wafers business following our June 2004 acquisition of the assets and business of EMG. We can offer no assurances however that this will come to fruition.

        As evidenced by the commencement of our own manufacturing operations for SOI wafers, our June 2004 acquisition of the assets and business of EMG and our homeland security operations, we are attempting to develop new product lines, which we expect to add to our revenue stream in the future. The following is a more specific discussion of our current products.

We Supply Isotopes for Life Sciences Applications

        For the past several years, we have supplied stable isotopes in elemental and simple compound forms for use in life science applications. In 1998, we expanded our product offerings to include radioisotopes. We will continue selling our current stable and radioactive isotope products/services, develop new ones along similar lines and expand our offerings through vertical integration. From time to time we evaluate building additional isotope production facilities in the United States or Western Europe. Although we currently do not have the capital to build additional facilities, this is an important aspect of our strategic plan because we expect that it will reduce our reliance on foreign manufacturers and enhance our bottom line. In addition, we are working towards several solutions that will allow us to expand our value-added manufacturing capabilities.

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

  Drug Discovery by Screening.    Drugs have historically been designed using a screening process in which prior experience determines what chemicals might work to treat a condition, and tests were performed on subjects. Traditionally, numerous aspects of the many phases of drug development have been carried out using radioisotope-labeled versions of promising compounds. The process starts with a very large number of candidate compounds, which are "screened" for their effect on a particular biochemical system. Promising compounds then undergo the follow-on phases of drug development and testing. We supply basic or "precursor" compounds labeled with radioisotopes, such as carbon-14 and phosphorous-33, to manufacturers who incorporate them into more complex radioisotope labeled compounds. In turn, these compounds are employed in the pharmaceutical development processes mentioned above. The carbon-14 precursors are produced under contract by IUT, a company in which we hold a minority interest.

  Rational Drug Design.    In contrast with the "hit-or-miss" approach of screening-based drug discovery, today, specialized instrumentation is routinely available to determine the chemical structure of large molecules, including the human proteins and enzymes that a drug is intended to effect. This approach is known as rational drug design. We believe that this new instrumentation, combined with sophisticated stable isotope-labeled compounds, will prove beneficial in determining the chemical structure of human proteins and enzymes. We believe rational drug design will require an increasing supply of stable isotopes. We primarily market simple compounds labeled with several isotopes to our customers for this application.

        Medical Imaging and Therapy.    Radioisotopes have been used for years in the diagnosis and treatment of many medical conditions. The trend in these two areas has been towards more specific labeled compounds that, after labeling with the radioisotope and introduction into the patient, quickly concentrate at the disease site(s). In theory, the appropriate choices of chemical and radioisotope labels facilitate disease detection and stage determination, which improves therapy selection, administration and monitoring. The medical community is developing and testing several classes of chemical compounds ranging from monoclonal antibodies to peptides for use in the detection, and, eventually, the treatment of many diseases. The FDA has approved some of these for use.

        We currently supply stable isotopes of oxygen, thallium, zinc, cadmium, xenon, strontium, and many others that are routinely used in a variety of medical imaging and therapy applications. These isotopes are used in their enriched stable form, such as xenon-129, or converted to a specific radioactive isotope in a cyclotron or nuclear reactor. We believe that the increased supply of new isotopes combined with the ongoing development of highly specific biochemical therapies represents a major growth opportunity in this market segment.

        The two applications below represent a significant portion of our revenues this year and we believe they will continue to do so for several years to come. For the first application, we supply a stable isotope, which is converted by the customer to a radioactive isotope and then is used to detect cancer and other metabolic disorders. For the second, we supply the radioisotopes as radiochemicals for incorporation by the customer into cancer-fighting therapeutic devices.

  Positron Emission Tomography ("PET").    Although this powerful nuclear medicine imaging technology has been available for over 25 years, until recently, its complexity and cost had relegated PET to a research role. Technology and infrastructure improvements have reduced the cost and complexity of performing PET studies. PET's unique ability to diagnose multiple metabolic abnormalities, particularly cancer, has resulted in recent approvals by the FDA and favorable reimbursement levels by Medicare, Medicaid and third party insurers. Similar approvals are now common in Europe and parts of Asia, though reimbursement levels vary. We believe PET studies are growing at rates of approximately 20 to 50% annually worldwide.

  Oxygen-18 is a rare stable isotope of oxygen. Oxygen-18 is used to produce fluorine-18, a radioisotope that is the source of the positrons tracked by the PET imaging equipment. Although we do not produce oxygen-18 ourselves, we purchase and resell oxygen-18 to end users worldwide. In fiscal 1999, we introduced a novel program to recycle "used" oxygen-18; we believe that this program, which allows our customers to benefit from the disposal of depleted oxygen-18 provides an economic advantage to our customers and provides a competitive advantage for us over those of our competitors that don't offer this service.

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

  In brachytherapy, small sealed radioactive seeds are inserted directly into the tumor using a variety of minimally invasive surgical methods. The radioisotope, which is placed inside the seed, is selected and manufactured to ensure that only the cancerous tissue immediately adjacent to the implanted seed is irradiated. This minimizes the irradiation of nearby healthy tissue, a common adverse side effect that occurs with external beam radiotherapy. There are three primary criteria that govern the selection of the radioisotope to be implanted in the patient:

  •
  half-life,

  •
  type of radiation emitted, and

  •
  energy of the radiation emitted.

  Several companies (GE Health Care, Theragenics, North American Scientific, and others) already offer, or have plans to offer, brachytherapy products for the treatment of prostate cancer. Studies continue in the applicability of this technique for other tumor types, including some breast and eye cancers. We currently supply several companies with radioisotopes (or stable isotope targets to be made into radioisotopes) for this application. We believe this market represents one of the largest growth opportunities for radioisotopes. It also represents a significant opportunity to provide value-added products/services in the form of manufactured subcomponents such as the seeds.

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

        The technology we licensed from SEI allows us to manufacture SOI wafers for integrated circuit component ("IC's" or "Chips") and micro electrical-mechanical system ("MEMS") manufacturers. We licensed SEI's core intellectual property ("IP") technology for precision wafer polishing, cleaning, and bonding silicon wafers to produce thick-film SOI wafers in the 100 mm, 150 mm, 200 mm and 300mm form factors.

        SEI filed for Chapter 7 bankruptcy on November 21, 2001. As part of the Bankruptcy Trustee's duties in the case, the Trustee reviewed our entire financial and business relationship with SEI. Ultimately we entered into a series of agreements with the Trustee in which, among other things, the Trustee:

  (i)
  acknowledged our prior acquisition of virtually all of SEI's IP;

  (ii)
  conveyed all of SEI's residual IP rights to us;

  (iii)
  acknowledged our secured creditor status for all amounts we had loaned SEI before the bankruptcy, including all accrued interest and attorneys' fees we incurred during the bankruptcy case; and

  (iv)
  approved our acquiring selected additional items of SEI's equipment from the bankruptcy estate by crediting the value of the equipment against our secured claim.

        The Bankruptcy Court approved all of these agreements and we completed these transactions in April 2003.

        SOI Wafer Manufacturing.    In an effort to commence our SOI business operations, on December 19, 2001, we entered into an alliance agreement with Silicon Quest International, Inc. ("SQI") whereby SQI agreed to exclusively manufacture and supply SOI wafers for us and to provide certain sales and marketing services to us as requested. As a result of the establishment of our own thick-film SOI manufacturing facilities, the alliance agreement with SQI was terminated effective November 22, 2002.

        We shipped our first SOI wafers to one of our customers in late January 2002 and have continued to ship SOI wafers to our customers since that time. Our agreement with SQI permitted us to commence the manufacturing and marketing of SOI wafers using the technology we licensed from SEI, without incurring the significant cash investment we originally contemplated. During the years ended April 30, 2004 and 2003, we recognized revenue of $519,000 and $197,000, respectively, related to the sale of semiconductor materials and products (which included a $200,000 sale of silicon-28 as a bulk isotope in fiscal year 2004). We anticipate increasing our revenues from the sale of SOI wafers during fiscal year 2005, however we can offer no assurance that this will come to fruition.

        In September 2002, we entered into several lease agreements related to building space, equipment and services in order to establish our own stand-alone wafer manufacturing facilities ("Fab-1") in Vancouver, Washington. In addition to leasing the building space, we have acquired the equipment necessary to establish our operations through bankruptcy sales (of which the majority of the cost was offset against our receivable from SEI), draws against our equipment financing agreement with Fidelity Capital and cash acquisitions. We are currently producing limited amounts SOI wafers at Fab-1.

        In June 2004, we acquired the business and assets of EMG, a Vancouver, Washington-based company engaged in the business of manufacturing and reclamation of silicon wafers. We are in the process of consolidating our SOI manufacturing operations with the assets and operations we acquired from EMG. We anticipate that this will allow us to expand not only our SOI manufacturing operations and meet what we believe is the market demand for SOI wafers but also to continue to expand EMG's business of manufacturing and reclamation of silicon wafers.

        As is apparent in the discussion below in "Management's Discussion and Analysis," we are increasing our sales activities but the ramp-up in sales is anticipated to be a slow process as we still need to complete the certification process with most new potential customers and many potential customers are proceeding cautiously with SOI wafers. Our acquisition of EMG's business and assets has provided an ISO 9001 certified manufacturing facility and additional business operations of reclaiming and manufacturing silicon wafers, which we will continue in addition to expanding our SOI operations in the facilities formerly occupied by EMG. As a result, we fully expect to gradually increase our revenues from the sale of SOI wafers and other silicon wafers in fiscal year 2005, although there is a chance that we may not be able to generate significant additional revenue from the sale of SOI wafers until the last quarter of fiscal year 2005, if at all.

        SOI Business Operations.    Based on our market research, it appears to us that the use of SOI wafers is growing rapidly in three major markets:

  •
  integrated circuits;

  •
  MEMS manufacturing; and

  •
  Micro-Optical Electrical Mechanical Devices ("MOEMS") for fiber-optic network devices.

Chip designers are relentlessly driven by the marketplace to seek innovative ways to improve device performance in three key areas:

  •
  speed;

  •
  power consumption; and

  •
  size.

        Based on our review, it appears that the SOI technology enables circuit designers to improve device speed approximately 30%; and as the oxide provides a superior source of insulation, leakage current is reduced, providing an energy savings of better than 30%, as well as enabling circuits to be spaced on a finer pitch. SOI technology also provides a degree of radiation hardening to integrated circuits, thus improving circuit reliability and resistance to soft errors caused by background radiation sources. In MEMS and MOEMS fabrication the use of SOI technology wafers significantly simplifies the manufacturing process.

Silicon Wafer Reclamation and Manufacturing Operations

        On June 11, 2004, we completed a transaction by which our wholly-owned subsidiary, Isonics Vancouver, Inc., acquired the silicon wafer reclamation and manufacturing business and related assets from EMG. To complete the transaction, we paid EMG:

  •
  a $1,700,000 promissory note (secured by the assets acquired and certain other assets owned by us relating to our SOI business), payable over 33 months with 6% interest;

  •
  731,930 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the stock on June 11, 2004);

  •
  Payment of approximately $380,000 to satisfy certain of EMG's obligations; and

  •
  Assumption of other EMG payables in the approximate amount of $300,000 and assumption of certain future obligations (such as EMG's real property leases).

        We completed the transaction pursuant to an asset purchase agreement that we executed on June 7, 2004.

        The assets that we purchased included all of EMG's trade receivables, inventory to support EMG's normal business operations, property, plant and equipment necessary to operate EMG's business operations and EMG's prepayments for the purchase of materials and supplies to be consumed in the ordinary course of business. We also assumed a number of contracts that we believe are valuable to the continuing operations of the business previously conducted by EMG, including certain supply contracts, the real estate leases, maintenance agreements, unfilled customer orders, and two sales representative agreements.

        The equipment that we acquired is the equipment necessary to continue EMG's silicon wafer reclamation and manufacturing business including grinders, polishers, final clean system, packaging unit, and metrology tools. We intend to consolidate our equipment located in our separate Vancouver, Washington facility with the EMG equipment in EMG's leased space and conduct and expand our SOI wafer manufacturing business while attempting to expand the silicon wafer reclamation and manufacturing business we have acquired from EMG.

        EMG's principal business was to reclaim silicon wafers used by other parties. Because of the cost of silicon wafers, many manufacturers of integrated circuits ("ICs" or "chips") produce test wafers incorporating the chip design. Generally these wafers are made from reclaimed silicon wafers which, while not suitable for production, are suitable for circuit design and testing and are significantly less expensive to the user. When silicon wafers have been used for testing purposes (or when new silicon wafers are abandoned because of flaws in the design or manufacturing process), the owner of the silicon wafers will frequently return them to a reclamation facility to remove all of the foreign substances from the silicon wafer, generally through application of chemicals. These reclaimed silicon wafers are then grounded and polished, and can be returned to the owner and used for test wafer purposes. In many cases, the owner keeps title to the silicon wafers and the reclamation facility (such as our subsidiary) stores the silicon wafers until needed and then provides the services necessary to complete the reclamation process.

        At the facilities formerly used by EMG, we (through Isonics Vancouver) can also grind, and polish new silicon test wafers in addition to the SOI wafers discussed above. SOI wafers have not achieved universal recognition, and some manufacturers and processes continue to require the use of silicon wafers that are not SOI.

We Are Developing Products to Detect Explosives, Chemical Weapons, Illegal Drugs and Other Chemical Compounds.

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

        We acquired additional technology from IUT in June 2004 in consideration of a research and development agreement by which, upon receipt of certain payments, IUT agreed to develop a number of products using the technology conveyed in December 2002 and the additional technology conveyed in June 2004. We have paid IUT $100,000 for its initial research and development efforts, and are scheduled to pay an additional $175,000 upon achieving certain milestones, primarily with respect to one potential product, the NeutroTest™ detector. As contemplated in the contract with IUT, the research and development effort for the products contemplated is expected to cost up to $4,000,000 over several years. We have no obligation to fund any research and development effort unless we have approved such effort.

        The technology that we acquired from IUT consists of devices and technologies based on neutron detection and gamma spectroscopy. A number of these technologies and potential products have been under development at IUT for approximately five years, and some are available in prototype form. We are currently working on the development of a product named Neutroscan. To expand its applications, we plan to configure this technology into a form for screening packages or hand carried luggage at airports, office building and other high security locations. The further development of this product (beyond the prototype stage) is contingent upon our ability to secure additional financing.

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

Distribution Method

        We operate life sciences sales offices in Columbia, Maryland and Düsseldorf, Germany. We currently market and manufacture our SOI wafers (and in June 2004 commenced manufacturing and reclamation of silicon wafers) through our facilities in Vancouver, Washington. We also identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers. There are a limited number of suppliers in the isotope industry and, therefore, most customers are aware of the products and services we offer. Customers directly place the orders and we either ship directly to the customer through our sales offices or the product is shipped directly from the supplier. We package and ship from our own manufacturing facilities using commercial courier services such as Federal Express and DHL.

Significant Customers

        As of April 30, 2004, three customers accounted for approximately 34% of total net accounts receivable. Three customers accounted for approximately 46% of total net accounts receivable at April 30, 2003. One customer (Eastern Isotopes) accounted for approximately 32% of revenues for the year ended April 30, 2004. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 29% and 17%, respectively of revenues for the year ended April 30, 2003. Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 33%, 20% and 19%, respectively of the German operation's revenues for the year ended April 30, 2004. Four customers (Perkin Elmer Life Sciences, IBT SA, Revis LTD and International Isotopes) accounted for approximately 43%, 15%, 13% and 12%, respectively of the German operation's revenues for the year ended April 30, 2003. Two customers accounted for approximately 49% of the German operation's accounts receivable at April 30, 2004. Two customers accounted for approximately 52% of the German segment's accounts receivable at April 30, 2003.

        Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce, or delay the amount of isotope or other products ordered from us.

Research and Development

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products and potential markets for economic and technical feasibility. We will, in addition, continue funding research and development to improve technologies for isotope separation, materials processing technologies and SOI technologies. During fiscal years 2004 and 2003, research and development expenses were $569,000 and $303,000, respectively.

        During fiscal year 2005, we expect to continue to focus our research and development efforts on the production of high chemical-purity silicon-28 silane gas, silicon-28 trichlorosilane and silicon-28 epitaxial wafers. In addition, we are focused on refining our processes associated with the production of SOI Wafers at our plant in Vancouver, Washington. These efforts continue the research and development we performed in fiscal years 2004 and 2003. In addition, if we are able to raise additional funding, we may commence significant research and development activities at IUTDT for the development of commercially-marketable products using the technology we acquired from IUT in December 2002 and June 2004. It is possible that a significant portion of these research and development activities would be outsourced and completed by IUT. These development activities will not be funded from our current working capital (except for our commitment to fund $275,000 for these Homeland Security research and development activities in fiscal year 2005).

Isotopically-Pure Semiconductor Materials.

        The majority of semiconductor devices built today use natural silicon as the starting material. Silicon has many desirable characteristics as compared to other semiconductor materials. The semiconductor industry has invested billions of dollars to improve and optimize their manufacturing technologies for silicon-based devices. Devices fabricated on single crystal silicon have performance characteristics that are governed by the electrical and physical characteristics of silicon including:

  •
  carrier mobilities;

  •
  effective mass of the carriers;

  •
  energy band-gap;

  •
  electrical conductivity; and

  •
  thermal conductivity.

        Carrier mobilities, for example, govern signal transit times and, thus, place a limit on device speed. Thermal conductivity governs power dissipation, which, in turn, places an upper limit on the packing densities achievable for devices on a chip, or on the amount of power that can safely be generated in the circuit without significantly degrading circuit performance.

        The semiconductor industry trend of adding more transistors to a single chip to increase performance, and shrinking the size of transistors to increase performance and decrease costs, has resulted in increased power requirements and significantly higher operating temperatures. Nowhere is this trend more evident than in microprocessors. Historically, the 80286, 80386 and 80486 generations of microprocessors typically did not need external heat sinks to remove heat and function properly. High operating temperatures and thermal management were not issues outside of mainframe or workstation computers.

        Beginning with the Pentium®, Sparc® and Alpha® microprocessors, heat sinks and fans became necessary to control the higher operating temperatures. According to the Semiconductor Industry Association's National Technology Roadmap for Semiconductors, when the microprocessor's power requirements exceed approximately 110 watts, heat sinks and fans will no longer be adequate and active cooling (refrigeration) will be required. Most of the major computer companies have already demonstrated cryogenically cooled computers that operate up to one-third faster than their conventionally cooled counterparts. These cryogenic cooling devices can cost upwards of $400 per microprocessor. Apple Computer recently became the first major computer manufacturer to introduce a liquid cooled personal computer to the general public.

        A significant body of research, generated over the last 20+ years, supports the thesis that isotopically-pure semiconductor materials have superior thermal conductivity properties compared to natural, multi-isotopic materials. We believe this solution (i.e., using isotopically-pure semiconductor materials to manage operating temperatures) is compatible with virtually every other heat management solution currently implemented or envisioned to date. Critically, it does not require changing a single device design or manufacturing process because isotopically-pure semiconductor materials are essentially chemically and physically identical to naturally-occurring semiconductor materials. For example, silicon has three naturally occurring stable isotopes:

  •
  silicon-28 (92% natural abundance);

  •
  silicon-29 (5% natural abundance); and

  •
  silicon-30 (3% natural abundance).

        By purifying silicon to 99.9% silicon-28, the thermal conductivity is improved up to 60% at room temperature and over 600% at -423 degrees Fahrenheit.

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

        The next step in our development program is to make bulk wafers composed of pure silicon-28. The manufacture of bulk wafers requires substantially more material than we could economically acquire from our existing suppliers. We sought a domestic, economical supply of silicon-28 in a contract with Eagle-Picher Technologies, LLC ("Eagle-Picher"), and believed that Eagle-Pichers' silicon isotope separation technology could supply the necessary silicon-28 to us. Eagle-Picher was not able to supply silicon-28, and disputes arose that were resolved in a settlement agreement on July 24, 2002.

        We have identified other potential sources for supplying silicon-28, but those sources are not domestic. We have received silicon-28 samples from The Institute of Stable Isotopes ("ISI"), located in Tiblisi, Republic of Georgia. Our analysis indicates that the quality of the silicon-28 appears to meet our requirements. We are optimistic about the prospects for using the related enrichment technology from this supplier to meet our needs. We have agreed to fund (estimated to be between $50,000 and $100,000) further development of this technology and we are looking for partners to establish a commercial enterprise for the production of silicon-28.

        In March 2004, International SEMATECH, the organization that produces the International Technology Roadmap for semiconductors ("ITRS") designated silicon-28 as an "emerging material". As defined by this group, an emerging material is: "Novel starting materials, structures, and processing methodologies that will enhance silicon-based CMOS technology, allowing it to meet anticipated roadmap requirements." The group selected silicon-28 because of its potential for improved heat dissipation in semiconductor devices as compared to normal silicon. The 2003 ITRS cited two issues that, in their opinion, require "more work to understand." The first issue is the magnitude of the measured thermal conductivity of silicon-28 versus normal silicon and the effectiveness of heat transfer within a silicon-28 epitaxial layer which the report says "may help to reduce peak temperatures in localized "hot spots' within the circuit." The document cited three independent scientific studies, two of which found 60% improvement at room temperature and a third which found only a 7% improvement.

        We received only nominal proceeds ($221,000 and $65,000) from the sale of silicon-28 based products (mainly to universities and research groups) in fiscal years 2004 and 2003, respectively. Included in the fiscal year 2004 results was an order for $200,000 for the sale of silicon-28 as a bulk isotope. The sale of this isotope was completed in May of 2003 and was shipped to a second major wafer manufacturer to support silicon-28 epitaxial wafer production of test wafers. While we cannot forecast future orders of silicon-28 products, we are hopeful that this business will continue to grow as additional potential customers start evaluating silicon-28.

        In fiscal year 2003 we entered into an additional silicon-28 evaluation program with a major semiconductor device manufacturer and supplied silicon-28 epitaxial wafers to them. This program remained active during fiscal 2004 and will be ongoing during our fiscal year 2005. The preliminary results have been very promising and the manufacturer is proceeding to the evaluation phase on the current production device. We also supplied silicon-28 epitaxial wafers to a number of research organizations. In addition, we sold two kilograms of silicon-28 as silane gas to Silex Systems, who in turn provided the silicon-28 to SUMCO, a Japanese wafer manufacturer. SUMCO is in the process of making silicon-28 epitaxial wafers for testing by several Japanese semiconductor manufacturers.

        In fiscal year 2002, we entered into silicon-28 evaluation programs with two semiconductor manufacturers, one of which manufactures semiconductor power devices, and supplied silicon-28 epitaxial wafers to these manufacturers. We received results from the first program that were generally positive but the manufacturer involved has not yet decided to proceed with additional testing. The power device that was evaluated by the second manufacturer was found to have power density that was too low to see any effect (either positive or negative) provided by silicon-28.

        In May 2001, we entered into a silicon-28 Joint Development program with Advanced Micro Devices ("AMD"), a major microprocessor manufacturer, whereby we supplied AMD with silicon-28 wafers. In fiscal year 2002, we delivered a second lot of silicon-28 epitaxial wafers to AMD and in fiscal year 2003 a third lot was delivered. AMD used our products to make and rigorously test state-of-the-art microprocessors to accurately quantify the benefits of high thermal conductivity silicon-28 in this application. We expect to use the results of the testing program to find the proper balance between performance and cost. The results which we have received so far are generally positive, however AMD has decided to move all of its microprocessor products to thin-film SOI wafers from epitaxial wafers. Evaluation of silicon-28 thin-film wafers is planned, but the timing is not defined. In addition, AMD has elected to move from 200mm to 300mm wafers, which complicates the production of test wafers.

        In fiscal year 2001, we delivered a second lot of epitaxial wafers to Cypress Semiconductor ("Cypress"), and we also sold a small quantity of silicon-28 epitaxial wafers to two Japanese semiconductor manufacturers for their evaluation. Cypress completed one study of static random access memory using 0.25 micron technology (250 nanometers) without finding a significant advantage using silicon-28 and planned to continue its evaluation process using 90 nanometer technology during fiscal year 2004. Due to problems in developing the 90 nanometer technology, this work has been delayed to our fiscal year 2005.

        In fiscal year 2000, we entered into a Cooperative Research & Development Agreement with Lawrence Berkeley Laboratory in Berkeley, California ("LBNL"), to study the properties of various silicon isotopes. This agreement is part of a U.S. Department of Energy program to apply Russian nuclear weapons technology to commercial applications. Delays within the Department of Energy pushed the start of this program to our fiscal year 2002. The first delivery of silicon isotopes occurred in December 2001. The second delivery occurred in April 2003. As a result of this program Isonics has at its disposal approximately 20 kilograms of silicon-28 isotope to further its research programs. LBNL has grown small diameter single crystals of silicon-28, silicon-29 and silicon-30 enriched isotopes. LBNL will be measuring the basic properties of these crystals, including thermal conductivity.

        Several additional investigations into the thermal conductivity of silicon-28 have been published (some with our cooperation or funding). All of these investigations have found an increase in thermal conductivity, but the magnitude of the increase at room temperature has ranged from approximately 10% to 60% improvement, depending on the measurement technique used. The measurement of the thermal conductivity of thin films is not trivial and is heavily dependent on very precise experimental measurements. We believe that regardless of the actual physical number, the best data will be derived from actual operating devices and we will continue to supply wafers of various configurations to optimize device performance.

        The adoption of silicon-28 by semiconductor manufacturers will depend on the outcome of the evaluations currently underway. Even though silicon-28 is a one-for-one substitution for normal silicon, semiconductor companies are very conservative about changing anything in their manufacturing processes, for fear that their yields will suffer. Typically the testing sequence at these companies is:

  1)
  A detailed analysis of the silicon-28 wafers to make sure that they are equivalent to standard wafers and that their is no risk of contamination to the semiconductor fabrication facility or other wafers in process;

  2)
  Manufacture and testing of test transistors to ensure that the electrical parameters are unchanged;

  3)
  Gate oxide integrity testing as a function of oxide thickness to determine any changes from standard wafers;

  4)
  Manufacture and testing of a device using a well documented (generally older) technology to determine any yield or performance improvements;

  5)
  Manufacture and testing of a device using state-of-the-art technology to determine any yield or performance improvements. Depending on the specific company, this could be technology already in production or technology scheduled for future production;

  6)
  Repeat step 5 with a sufficient quantity of wafers from a qualified wafer supplier to generate a statistically valid conclusion; and finally

  7)
  Production planning for the introduction of a new product based on silicon-28.

        The testing sequence is a time consuming process. While several companies are well into the evaluation process, we did not receive significant proceeds in our 2004 fiscal year, and we are not aware of plans for the introduction of products based on silicon-28 wafers. Therefore we do not anticipate significant proceeds from silicon-28 product sales during fiscal year 2005, although if any of the evaluation programs underway yield positive results, we could respond to customer demand in a relative short time frame. Our goal ultimately is to produce bulk silicon-28 wafers (at an acceptable cost) which will produce the maximum benefit to the end user.

        In May 2002, we announced that we had delivered silicon-28 thin-film SOI wafers to a leading semiconductor manufacturer for evaluation. We have not received the results of that evaluation process, which is still underway. Because many of the potential customers for silicon-28 are evaluating thin-film SOI wafers for future products, we expect to continue to evaluate manufacturing technology for these wafers and work with other manufacturers in this field to deliver evaluation wafers incorporating silicon-28.

        In May 2003, we announced that we had developed our own thin-film SOI wafer technology and had accepted our first commercial order for thin-film wafers (which as of June 30, 2004 has not yet been completed). We hope to expand this activity during fiscal year 2005 and ultimately become one of the few suppliers that offer both thin and thick film SOI wafers but we can offer no assurance that this will come to fruition.

Patents and Proprietary Rights

        We rely primarily on a combination of patents and patent applications, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property. See "Risk Factors."

        We currently have one United States patent in our own name. We have filed several other patent applications and we have rights to several isotopically engineered innovations regarding electronic and optical materials, which we believe may be patentable. Ongoing work in the area of isotope separation by chemical means (which is currently being performed by outside entities) also may lead to patentable inventions.

        In April 1999, we announced that we had entered into an exclusive licensing agreement with Yale University that entitles us to exclusive intellectual property rights to patents covering semiconductor devices derived from isotopically engineered materials. The license requires payment by us of a royalty based on a percentage of our or our sublicensees' net sales of products derived from technology covered by the Yale patents (#5,144,409, dated September 1, 1992, and #5,442,191, dated August 15, 1995). Each of these patents expire 17 years after issuance.

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

        Competitors for stable isotopes fall into two categories: other producers and other distributors. Our primary competition from other producers comes from the other manufacturers of oxygen-18—Rotem, CIL and Marshall Industries. To counter this, we have an exclusive supply agreement in place with our producer (which expires July 2010). Our product is very high in quality and arguably the best in the world. We offer a very competitive and effective recycle program. As for competition with other distributors, our primary competition comes from Trace Sciences, a privately-held company in Canada with long-standing supply relationships with several stable isotope producers.

        Competitors for radioactive isotopes fall into three categories: bulk radiochemical producers; value-added labeled compound producers; and other distributors. Our primary competition for bulk production comes from MDS Nordion in Canada. Most other bulk producers are government-owned or university-operated. They typically sell through distributors like Isonics. We have either an exclusive supply agreement or long-standing supply relationships with many of these organizations. In the segment of value-added producers, we have a narrow product line with an exclusive, three-way supply agreement (which currently expires December 31, 2004) between Chemotrade, IUT and Perkin Elmer Life Sciences (the largest user of this product line). As for competition with other distributors, the primary competitor, Tenex, is also our supply partner. While Tenex let lapse all of its exclusive supply agreements (agency agreements) with distributors on December 31, 2001, we still have an excellent relationship with Tenex and many of its senior personnel.

Semiconductor Materials.

        SOI Wafers.    There are several competitors in the thick-film SOI wafer business, many of which are larger than Isonics and have significant financial resources as compared to Isonics. SUMCO, Okmetic and SEH-Japan are our most significant competitors for thick-film SOI wafers while SOITEC, SEH, Canon and Ibis are our most significant competitors for thin-film SOI wafers.

        Silicon wafers—manufacturing and reclamation.    There are a number of competitors in the test wafer and wafer reclamation business. We compete for business primarily in North America, but have begun soliciting business from the European Union. Larger competitors, such as Silicon Quest and Exsil, provide a wide range of products and services comparable to us and compete on a global basis. There are numerous smaller competitors which provide a more focused product or service offering and compete on a local or regional basis. Customers select a supplier based on a combination of factors including price, delivery time, and quality.

        Silicon-28.    Although we have not yet identified significant competitors, numerous companies in the United States and throughout the world are currently manufacturing semiconductor materials and are working to improve the thermal conductivity and other beneficial characteristics of semiconductor materials. Many of these companies may be larger than us and have significantly greater financial resources at their disposal. In addition, many types of technologies can address the issue of thermal management (i.e. better cooling technology, new designs, etc.). It remains to be seen which technologies, if any will prove to be the most cost effective and gain market acceptance.

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

Manufacturing and Supply

        We obtain stable isotopes from a variety of isotope sources, primarily located in Russia or other former Soviet republics. We may invest in our own isotope production facilities in the future upon our determining the optimum production technology for a given isotope or family of isotopes. Other facilities elsewhere in the world, including the Oak Ridge National Laboratory in Oak Ridge, Tennessee, and private and pseudo-governmental facilities in Great Britain, Germany, the Netherlands, Australia and the Republic of South Africa also have the potential to produce stable isotopes.

        To date, we have only been able to obtain limited quantities of silicon-28 for use in manufacturing epitaxial wafers. We believe that we will be able to obtain adequate supplies of silicon-28, but we are unable to commit to the suppliers because of our lack of working capital.

        We have historically depended on a limited number of suppliers and processors for most of our manufacturing processes. In November 2002 we commenced manufacturing limited quantities of our SOI wafers in our Vancouver, Washington manufacturing facility. Since then, we have improved our manufacturing processes and, in June 2004, we commenced integrating our SOI manufacturing facilities with the manufacturing facilities we acquired from Encompass Materials Group Limited ("EMG") (an unaffiliated company in Vancouver, Washington). Prior to the acquisition, EMG had been using its facilities for manufacturing and reclamation of non-isotopic silicon wafers. We expect to expand the historical EMG business operations and use the new facilities to expand our SOI manufacturing and marketing operations as well.

        Except for the agreements with our supplier of oxygen-18 in Russia, we do not have any written agreements with our suppliers and processors. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse affect on our business, financial condition and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers.

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

        We are not currently subject to any Food & Drug Administration ("FDA") regulation because we do not currently manufacture any Diagnostic Breath Tests, drug products or other medical devices. Our customers may, in many cases, be subject to FDA regulation. However, if we test, manufacture, market, distribute, export or sell diagnostic products or medical devices in the future, we will also likely be subject to extensive regulation nationally and internationally.

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

        We rely predominantly on Russian and United States freight carriers to handle and deliver all our shipments, and utilize domestic overnight courier services for shipments to our customers. These carriers must comply with Department of Transportation and State regulations pertaining to hazardous chemicals and hazardous waste disposal. These shipments are stored in an area of the facility designated for such materials. We believe we are in compliance, in all material respects, with applicable federal and state environmental regulatory requirements.

        The shipments from Russian manufacturing sources now enter the U.S. duty free (without tariff). If the shipments become subject to tariff, we may not be able to sell the imported products. Furthermore, the products may cease to be commercially viable because of these increased tariff costs.

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

Product Liability and Insurance

        Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew product liability insurance (which currently expires April 30, 2005), in order to protect ourselves from such potential exposures, however, there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, or, if available, the cost will be acceptable. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions.

Employees

        As of July 14, 2004, we had 61 full-time employees. Five of our employees have Ph.D.s in scientific or engineering disciplines. We have 52 employees in our SOI and silicon wafer manufacturing and reclamation operation, four employees in our life sciences operation and five employees in our corporate offices. An employee's responsibilities may also encompass areas other than his or her primary area of responsibility. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

        In August 2003, we entered into a month-to-month lease (at a rate of $2,800 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

        We lease facilities (at a rate of $3,420 per month) in Vancouver, Washington, for our SOI manufacturing facility from an unaffiliated landlord. This lease expires on August 31, 2004 and we have no intention to renew such lease. Upon the expiration of our current lease, we will consolidate our equipment and related assets with the assets we acquired from EMG at the former EMG facilities. As a result of the transaction with EMG, we assumed two facility leases. The first lease requires a minimum payment of $8,700 per month and terminates August 31, 2007 while the second lease requires a minimum payment of $5,250 and terminates September 30, 2004. We have an option on the second lease to extend the terms for another 60 months.

        We lease 1,750 square feet (at a rate of $2,800 per month) for an administrative sales office in Columbia, Maryland that expires September 30, 2005. Chemotrade leases office space in Düsseldorf, Germany that expires in June 2005.

ITEM 3. LEGAL PROCEEDINGS

        We are not currently engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a meeting of our shareholders during the fourth quarter of the year ended April 30, 2004. On April 27, 2004, we held our annual meeting of shareholders in Golden, Colorado. A single proposal for the election of all five members of our board of directors was submitted to a shareholder vote. The names of the directors elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified, and the number of votes cast for and against were as follows:

Name of Director	Shares FOR	Shares WITHHELD
James E. Alexander	11,247,568	643,391
Boris Rubizhevsky	11,245,438	645,521
Lindsay A. Gardner	11,269,665	621,294
Richard Parker	11,252,168	638,791
Russell Weiss	11,253,665	637,294

        Abstentions and broker non-votes were not counted for the purposes of determining the outcome of the vote on the election of directors.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)    Market Information.    Our common stock is quoted on the Nasdaq SmallCap Market. As of July 14, 2004, we have outstanding 202,500 Class C Warrants and 1,780,110 registered Class B Warrants. The Class B Warrants and the Class C Warrants are also quoted on the Nasdaq SmallCap Market. Currently the trading symbols for our outstanding securities are as follows:

Common stock	"ISON"
Class B Warrants	"ISONL"
Class C Warrants	"ISONZ"

        The following table sets forth the closing bid prices for the common stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for the two most recent fiscal years as reported by the Nasdaq SmallCap Market.

Quarter Ended July 31, 2004
(through July 14, 2004)
Common Stock (ISON)
High	$1.80
Low	$1.28
	Quarter Ended
	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004
Common Stock (ISON)
High	$1.15	$1.29	$1.62	$1.79
Low	$.71	$.76	$1.04	$1.01
	Quarter Ended
	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003
Common Stock (ISON)
High	$1.25	$1.04	$1.55	$1.25
Low	$.96	$.70	$.68	$.70

(b) and (c)    Shareholders and Dividends.    As of April 30, 2004 there were approximately 105 shareholders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

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

(d)    Securities Authorized for Issuance Under Equity Compensation Plans.

        The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the year ending April 30, 2004.

	Equity Compensation Plan Information(1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,745,647	$1.39	1,356,484
Equity compensation plans not approved by security holders	0	$0	0
Total	1,745,647	$1.39	1,356,484

(1)
This does not include options or warrants held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

(e)    Recent Sales of Unregistered Securities—Item 701 Disclosure.

Employee and Director Offerings

Employee Offerings

(a)
During the past years, we have issued shares of common stock, and options to purchase shares of common stock pursuant to its existing employee benefit plans. As noted in the following discussion, portions of some of these plans have been included within registration statements on Form S-8 (file nos. 333-74339 and 333-52514). The following table sets forth information about the options outstanding and available for issuance under each of the plans as of April 30, 2004:

Plan Name	Issued Options/Shares	Available for Grant or Issuance
1996 Stock Option Plan	358,769 options	0 options
1996 Executives Equity Incentive Plan	930,937 options 255,000 shares	741,605 options/shares
1996 Equity Incentive Plan	325,941 options	614,879 options/shares
1998 Employee Stock Purchase Plan	48,538 shares	151,462 shares

Dr. Walitzki

        In connection with his employment by Isonics in December 2001, we issued 200,000 shares of common stock to Dr. Walitzki. These shares were subject to certain vesting requirements, and 50,000 have vested as of April 30, 2004. At the same time, we also granted Dr. Walitzki options to purchase 204,000 shares of common stock, of which 124,000 are vested as of April 30, 2004 and are currently exercisable.

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

        During the last three fiscal years, the following persons have been granted options under the Directors' Plan:

Name	Shares Under Option	Exercise Price		Expiration
Lindsay Gardner	10,000 10,000 10,000	$ $ $	1.06 1.00 1.42	November 12, 2006 November 19, 2007 April 27, 2009
Richard Parker	10,000 10,000 10,000	$ $ $	1.06 1.00 1.42	November 12, 2006 November 19, 2007 April 27, 2009
Russell Weiss	10,000 20,000	$ $	1.42 1.17	April 27, 2009 January 5, 2009

Other Non-Plan Issuances to Officers or Directors

        None

Applicable to the Offerings to the Employees, Directors, and Dr. Walitzki Offering

        (b)   No underwriters were involved in the transactions.

        (c)   The stock options and bonuses issued outside of our employee benefit plans were, for the most part, issued in consideration of services rendered and did not (therefore) involve the offer or sale of securities. In some cases they were issued to induce the performance of services in the future.

        (d)   Many of the securities referred to in this section were not offered or sold in a manner that constituted a "sale" of securities as that term is defined in Section 2(a)(3) of the Securities Act. Where a "sale" occurred, the transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933 or Rule 701.

        (e)   There are no conversion rights or exchange rights associated with the common stock. To the extent vested, the options are exercisable to purchase shares of common stock as described above.

        (f)    Where proceeds were received, the proceeds were utilized for working capital purposes.

Acquisition of EMG

        On June 11, 2004, we issued 731,930 shares of our restricted common stock to EMG as partial consideration for the completion of the transaction described above. EMG represented that it, and its two equity holders, were accredited investors. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)   The transaction was completed effective June 11, 2004.

          (b)   There was no placement agent or underwriter for the transaction.

          (c)   The shares were not sold for cash. The shares were issued in partial consideration for the purchase by our wholly-owned subsidiary of assets as described above. At the time the number of shares was calculated, the market price of our stock was approximately $1.06 per share.

          (d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investor obtained all information regarding Isonics it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

          (e)   The common stock issued in this transaction are not convertible or exchangeable. No warrants were issued in this transaction. We did grant the holder certain registration rights, including piggy-back registration rights for the shares issued, and the right to demand registration if the shares have not been registered before December 11, 2004.

          (f)    We received no cash proceeds from the issuance of the shares.

Series D Convertible Preferred Stock

        On April 5, 2004, we committed to issue 32,950 shares of our Series D Convertible Preferred Stock and 600,000 common stock warrants to three accredited investors in exchange for their investment of $3,295,000. In addition, we paid a due diligence fee of $210,000, reimbursement of $19,550 in expenses and issued 2,400,000 common stock warrants to Mercator Advisory Group, LLC ("MAG"). The three accredited investors (which are all affiliated with MAG) are the Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP and Monarch Pointe Fund, Ltd. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)   The transaction was completed effective April 6, 2004, although we did not issue the Series D Convertible Preferred Stock until the certificate of determination for those shares had been filed with the California Secretary of State. We issued 32,950 shares of our Series D Convertible Preferred Stock and 600,000 common stock warrants to three accredited investors. We issued 2,400,000 common stock warrants to MAG as a portion of its due diligence fee.

          (b)   There was no placement agent or underwriter for the transaction. The three accredited investors are affiliated with MAG.

          (c)   The total offering price was $3,295,000. No underwriting discounts or commissions were paid. We paid a fee of $210,000 to MAG as part of its due diligence fee and paid its legal expenses of $19,550.

          (d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction and Regulation D. We did not engage in any public advertising or general solicitation in connection with this transaction that followed an earlier investment by funds related to MAG and was in negotiation for more than several weeks. We provided the accredited investors with disclosure of all aspects of our business, including providing the accredited investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities for investment purposes.

          (e)   The Series D Convertible Preferred Stock has a liquidation preference of $100 per share, and is convertible into common stock at $1.10 per share (90.91 shares of common stock for each share of Series D Convertible Preferred Stock). Each common stock warrant is exercisable to purchase one share of common stock through April 5, 2007. One-third of the common stock warrants held by each entity have an exercise price of $1.10 per share; one-third of the common stock warrants have an exercise price of $1.20 per share; and the remaining one-third of the common stock warrants have an exercise price of $1.30 per share. (At the time we reached agreement with MAG for the transaction on April 1, 2004, the market price for our stock was $1.08 per share and the ten and 20 day average closing prices of our common stock ending at the close of market on April 5 was also $1.08 per share.) We registered the shares underlying the Series D Convertible Preferred Stock and the common stock warrants.

2004 Transaction with vFinance Investments, Inc.

        On February 27, 2004, we issued a warrant to purchase 150,000 shares of our restricted common stock to vFinance (3010 North Military Trail, Suite 300, Boca Raton, FL 33431 and at 880 Third Avenue, 4th Floor, New York, NY 10022), a member of the National Association of Securities Dealers, Inc. The issuance was for payment for services provided by vFinance. The following sets forth the information required by Item 701 in connection with that transaction:

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

          (e)   There are no conversion rights or exchange rights associated with the warrant. The warrant is exercisable to purchase shares of our common stock until April 30, 2006 at $1.25 per share. We registered the common stock underlying the warrants issued in this transaction.

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

          (b)   There was no placement agent or underwriter for the transaction. The two accredited investors are affiliated with MAG.

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

          (e)   The Series C Preferred Stock has a liquidation preference of $100 per share, and is convertible into common stock at a price to be determined, but not lower than $0.95 per share (that is, not more than 105.27 shares of common stock for each share of Series C Preferred Stock). Each warrant is exercisable to purchase one share of common stock at an exercise price of $1.25 through January 27, 2007. We had an obligation to register the shares included in the units and underlying the warrants, including the obligation to file a registration statement within 30 days of January 27, 2004 (subject to a 15 day extension). We met this obligation as the registration statement was effective March 8, 2004.

          (f)    We will use the proceeds for life sciences, repayment of accrued liabilities and general corporate purposes.

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

2003 Transaction with Park Capital Securities, LLC

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital, a member of the National Association of Securities Dealers, Inc. with an office at 216 East 45th Street, 9th Floor, New York, NY 10017. The agreement to extend the financial advisory agreement provided for the issuance to Park Capital of a warrant to purchase 500,000 shares of restricted common stock in exchange for Park Capital's agreement to continue to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

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

2003 Transaction with vFinance Investments, Inc.

        On October 22, 2003, we entered into an agreement with vFinance (3010 North Military Trail, Suite 300, Boca Raton, FL 33431 and at 880 Third Avenue, 4th Floor, New York, NY 10022), a member of the National Association of Securities Dealers, Inc. The agreement provided for the issuance to vFinance of a warrant to purchase 560,000 shares of restricted common stock in exchange for vFinance's agreement to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

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

2003 Transaction with Investor Relations Services, Inc.

          (a)   The transaction was completed effective September 18, 2003. We issued 100,000 shares of our restricted common stock to Investor Relations Services, Inc. ("IRSI"), an accredited investor as part of a Settlement Agreement and Mutual Release executed September 18, 2003.

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

September 2003 Placement

        Effective September 25, 2003, we issued 1,500,000 shares of our restricted common stock and 900,000 common stock warrants to three accredited investors (Reback Living Trust Feb 20, 2001; Yorkshire Limited; and Southshore Capital Fund Ltd.) in exchange for their investment of $1,200,000. The following sets forth the information required by Item 701 in connection with that transaction:

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

          (f)    We used the proceeds for working capital purposes.

(f)    Purchase of Equity Securities by Issuer and Affiliated Purchaser

        During the fiscal year ended April 30, 2004 and subsequently, neither Isonics or any officer or director purchased any shares of our common stock in a Rule 10b-18 transaction or otherwise, except for purchases made through our Employee Stock Purchase Plan. The Employee Stock Purchase Plan contemplates that each employee has the right to withhold a portion of his or her salary and have that portion applied to purchase our common stock directly from us at a discount to the market price on June 1 and December 1 of each year. Stephen Burden, Ph.D., Daniel Grady, Ph.D., and John Sakys (all vice presidents), are our only officers that participate in our Employee Stock Purchase Plan. (Our directors who are not employees are not eligible to participate.) These three officers purchased (in aggregate) 2,847, 2,848 and 2,871 shares of restricted common stock on June 1, 2003, December 1, 2003 and June 1, 2004, respectively. The purchase price on all three dates was $.91 per share.

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

General Discussion

        As indicated in the risk factors and in the management's discussion and analysis which follows, we have had significant working capital shortages in the past and a lack of profitable operations. Our revenues in the future will depend on our success in developing and selling products in the semiconductor, stable isotope and radioactive isotope markets. Consistent with our historical experience, our annual results through April 30, 2004 have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter. In addition, our results for fiscal year 2003 have been significantly impacted by one-time events including the July 2002 settlement of the Eagle-Picher dispute and sale of CTL as discussed above. We cannot offer any assurance that these types of events will occur in the future.

        Over the past two years we have commenced two new operations consisting of our SOI wafer manufacturing operation in Vancouver, Washington, and our acquisition of detection technology from IUT. In addition, in June 2004 we acquired the business and assets of EMG, which was engaged in the business of manufacturing and reclamation of silicon wafers. The start-up of our SOI operations has required a significant cash investment and along with our manufacturing and reclamation of silicon wafers business, it will continue to do so in the future. The requirement for significant amounts of cash for the detection technology from IUT is dependent upon our decision to move forward with the development of all the acquired technology.

Results of Operations

        The following table sets forth operations data expressed as a percentage of revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended April 30,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	81.8	77.5

Gross margin	18.2	22.5
Operating expenses:
Selling, general and administrative	59.5	47.4
Research and development	6.5	3.3

Total operating expenses	66.0	50.7

Operating loss	(47.8)	(28.2)
Other income (expense), net	.1	15.2

Loss before income tax expense	(47.7)	(13.0)
Income tax benefit (expense)	—	.8

Net loss	(47.7)%	(12.2)%

Revenues

        Revenues generally decreased during the year ended April 30, 2004 as compared to the prior fiscal year, although revenues from our semiconductor materials and products segment did reflect increases, as described in the following table:

	Year Ended April 30,
	2004	2003
Life sciences
Domestic	$5,719,000	$5,882,000
International	2,483,000	2,972,000
Semiconductor materials and products	519,000	197,000

Total	$8,721,000	$9,051,000

        As a significant portion of our revenues are derived from a small concentration of customers (see Risk Factors), if one or more of these customers were to discontinue or reduce their purchases of our isotope products, the result could have a material effect on both our revenues and related cash flows.

        The decrease in revenues from domestic isotope product sales for the year ended April 30, 2004 was primarily the result of a significant decrease in the sale of radioisotopes partially offset by an increase in the sale of stable isotopes (consisting mainly of oxygen-18). The increase in the sale of stable isotopes was due to an increase in volume substantially offset by a decrease in the unit price of oxygen-18.

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

        The substantial majority of our domestic isotope product sales result from the sale of oxygen-18 and while our volume continues to increase, starting in the second half of the year ended April 30, 2004 the increases have not been as significant as the overall unit price decreases experienced in the market. As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than the continuing decreases in the anticipated future market price. While we believe that we will be successful in this endeavor in the future, we can offer no assurance that this will come to fruition.

        The decrease in revenues from international isotope product sales for the years ended April 30, 2004 was primarily the result of a significant decrease in sales of one specific radioisotope due to a worldwide decrease in demand. It is uncertain if the demand for this radioisotope will return to previous levels.

        In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States which is growing at a significant rate). The quality of our product is high but we must wait until our potential customers' current supply agreements terminate before we will be able to bid on new supply contracts. Our ability to increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market. While we anticipate that we will begin obtaining European oxygen-18 customers in calendar 2004 (we have obtained one new customer as of July 14, 2004), the process is expected to be slow and we cannot provide any assurance that this will come to fruition at all.

        The increase in revenues from semiconductor materials and products sales for the year ended April 30, 2004 was primarily due to a $200,000 sale of silicon-28 as a bulk isotope in the first quarter of fiscal 2004 and an increase in the sale of SOI wafers.

        As a result of our acquisition of the business and assets of EMG in June 2004, we believe we now have the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but also to launch a full scale SOI operation. As a result, we anticipate a significant increase in semiconductor materials and products sales for the year ended April 30, 2005, however we cannot provide any assurance that this will come to fruition.

        We do not anticipate significant revenues from sales of silicon-28 based products during the year ending April 30, 2005. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance microprocessor segment of the semiconductor market. We can offer no assurance, however that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

        Our gross margins decreased during the year ended April 30, 2004 as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2004	2003
Dollar amount	$1,583,000	$2,037,000
Percent of revenues	18.2%	22.5%

        In general, we anticipate that our margins will continue to decline as oxygen-18 prices decrease and until we can generate a positive margin for the semiconductor materials and products segment. As a result of our acquisition of the business and assets of EMG in June 2004, we believe we now have the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation and as a result, we anticipate that the gross margin from sales of semiconductor materials and products (both in dollar value and as a percentage of revenues) will increase over time as sales increase and minimize the overall effect of fixed costs, but we can offer no assurances that this will come to fruition.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses increased during the year ended April 30, 2004 as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2004	2003
Dollar amount	$5,186,000	$4,290,000
Percent of revenues	59.5%	47.4%

        The dollar increase for the year ended April 30, 2004 is attributable primarily to an increase in the expensing of the market value of common stock warrants issued for consulting and other professional services expenses and an increase in headcount and facility costs related to the expansion of our SOI operations partially offset by a decrease in legal costs associated with the Eagle-Picher dispute. The percentage increase for the year ended April 30, 2004 is also attributable primarily to an increase in the expensing of the market value of common stock warrants issued for consulting and other professional services expenses, an increase in headcount and facility costs related to the expansion of our SOI operations and a decrease in revenues partially offset by a decrease in legal costs associated with the Eagle-Picher dispute.

        As a result of the financings we completed during the year ended April 30, 2004 and our acquisition of the business and assets of EMG in June 2004, we anticipate that we will increase our selling, general and administrative expenses during fiscal year 2005 through anticipated increased marketing efforts for our semiconductor materials and products segment. In addition, if we are able to obtain the necessary funding, we will increase our selling, general and administrative expenses during fiscal year 2005 in an effort to market the isotope-based trace detection technology that we acquired from IUT. There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Research and Development Expenses

        Our research and development expenses increased during the year ended April 30, 2004 as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2004	2003
Dollar amount	$569,000	$303,000
Percent of revenues	6.5%	3.3%

        Both the dollar and percentage increases for the year ended April 30, 2004 are primarily related to an increase in research and development expenses associated with our thin-film SOI product.

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products, SOI products and potential markets for economic and technical feasibility. In June 2004, we entered into an agreement with IUT to fund $275,000 of research and development expenses on behalf of IUTDT in fiscal 2005 and we anticipate that if we obtain additional financing, we may incur additional research and development costs associated with the detection technology that we acquired from IUT. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies and our SOI processes. Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant. We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

        We believe that the development and introduction of new product applications is critical to our future success. We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services. It is likely that research and development expenditures will continue to vary as a percentage of revenues because of the timing and amount of future revenues. Except for work being performed on our SOI thin-film product at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development. All other research and development work is performed by outside entities, none of which we control. None of the companies that currently perform research and development work for us does so on an exclusive basis.

Other income (expense), net

        Other income(expense), net decreased during the year ended April 30, 2004 as compared to the prior fiscal year as reflected in the following table:

	Year Ended April 30,
	2004	2003
Dollar amount	$9,000	$1,380,000

        For the years ended April 30, 2004 and 2003, other income (expense), net includes net gains from a legal settlement, amortization of debt offering costs, gains or losses on the sale of lines of businesses or subsidiaries, interest income and expense, and foreign currency gains and losses. The decrease is primarily attributable to the gain (net of the contingency portion of legal fees) of $2,140,000 related to the settlement of the Eagle-Picher dispute and the gain resulting from the disposition of CTL, partially offset by the expensing of $546,000 of previously unamortized discount related to the Series 2002A Convertible Notes to interest expense and $182,000 of previously capitalized debt offering costs as a result of the conversion of the notes to common stock during the year ended April 30, 2003.

Income Taxes

        We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As a result, we have provided a valuation allowance against our net deferred tax asset as realization is uncertain. The income tax benefit in the year ended April 30, 2003 relates to cash received from a carry-back claim resulting from a change in the tax laws.

Net Loss

        Our net losses increased during the year ended April 30, 2004 as compared to the prior fiscal year as reflected in the following table:

	Year Ended April 30,
	2004	2003
Dollar amount	$4,163,000	$1,106,000

        We anticipate that losses will continue until (if ever): (i) revenues from our current operations and or newly acquired assets from EMG substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects. Included in the net loss for the year ended April 30, 2003 was a net gain of $2,140,000 related to the settlement of the Eagle-Picher dispute.

        Net income in future years will be dependent upon our ability to increase net revenues faster than we increase our selling, general and administrative expenses, research and development expense and other expenses. As a result of our acquisition of the business and assets of EMG in June 2004, we believe we now have the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation. However, we anticipate that our operations during fiscal year 2005 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

        Our working capital and liquidity increased significantly during the year ended April 30, 2004 due to the private placements completed in April 2004, January 2004 and September 2003 whereby we received $3,295,000 ($3,065,000 net of due diligence fees and related expenses), $2,200,000 ($2,000,000 net of due diligence fees and related expenses) and $1,200,000 ($1,080,000 net of placement fees), respectively. Working capital increased $3,638,000, to $4,732,000, at April 30, 2004, from $1,094,000, at April 30, 2003.

        Our principal source of funding for the year ended April 30, 2004 was from the private placements completed in April 2004, January 2004 and September 2003. Our principal source of funding for the year ended April 30, 2003 was from the settlement of the Eagle-Picher dispute. We used cash in operating activities of $3,428,000 during the year ended April 30, 2004 and provided cash from operating activities of $606,000 during the year ended April 30, 2003. Cash used in operating activities for the year ended April 30, 2004 was principally the result of a net loss of $4,163,000. Cash provided by operating activities during the year ended April 30, 2003 was principally the result of the settlement of the Eagle-Picher dispute partially offset by operating losses.

        As a significant portion of our revenues and accounts receivable are derived from a small concentration of customers (See Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products or fail to pay our accounts receivable, the result could have a material effect on both our revenues and related cash flows.

        Our investing activities used cash of $43,000 and $550,000 for the years ended April 30, 2004 and 2003, respectively. Cash used in investing activities for the years ended April 30, 2004 and 2003, resulted from purchases of property and equipment.

        Financing activities provided cash of $6,420,000 for the year ended April 30, 2004 and used cash of $39,000 for the year ended April 30, 2003. Cash provided by financing activities for the year ended April 30, 2004 resulted primarily from the private placements of $3,295,000 ($3,065,000 net of due diligence fees and related expenses), $2,200,000 ($2,000,000 net of due diligence fees and related expenses) and $1,200,000 ($1,080,000 net of placement fees) completed in April 2004, January 2004 and September 2003, respectively. Cash used in financing activities for the year ended April 30, 2003 resulted primarily from payments on borrowings of $44,000.

        At April 30, 2004, we had $3,691,000 of cash and cash equivalents, an increase of $2,949,000, from cash and cash equivalents of $742,000 at April 30, 2003.

        There are provisions associated with the preferred stock private placement completed on July 29, 1999 that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. Prior to our September 2003 financing, the preferred stock was convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. We did not believe that the financing completed in September 2003 caused any further adjustment to the conversion price, but the holders of the Series A Convertible Preferred Stock expressed their disagreement. In November 2003, we entered into a settlement agreement with the holders of the Series A Convertible Preferred Stock and as a result, the preferred shares are now convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of July 14, 2004 there were 500,308 shares of Series A Convertible Preferred Stock outstanding convertible into 1,000,616 shares of common stock based on the settlement agreement.

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

        At the end of our most recent fiscal year we had sufficient working capital to finance our anticipated operations and projected negative cash flow into our 2006 fiscal year. However, on June 11, 2004 we acquired the silicon wafer manufacturing and recycling assets of EMG. While we believe this acquisition will now provide the platform for us to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business, but to also launch a full scale SOI operation, we will need to raise significant additional capital in fiscal year 2005 if we are to successfully implement our current business plan for the acquired assets. As a result, we are currently working with several different sources, including both strategic and financial investors, in order to raise the capital necessary to finance both our continuing operations and our newly acquired assets from EMG.

        Based on available funds, financing opportunities, current plans and business conditions, we believe that our available cash, financing sources and amounts generated from operations will be sufficient to meet our cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

Contractual Cash Obligations

        The following summarizes our contractual cash obligations and commercial commitments at April 30, 2004, and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have legal obligations for payments in specific years.

	Payments Due by Period(a)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$0	$0	$0	$0	$0
Capital lease obligations	94,000	61,000	33,000	0	0
Operating lease obligations(b)	94,000	75,000	19,000	0	0
Purchase obligations(c)	31,183,000	5,062,000	9,778,000	10,057,000	6,286,000
Other long-term obligations reflected in the balance sheet at April 30, 2004	0	0	0	0	0

Total contractual obligations	$31,371,000	$5,198,000	$9,830,000	$10,057,000	$6,286,000

(a)
Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(b)
Represents our commitments associated with operating leases and includes contracts that expire in various fiscal years through 2006. Payments due reflect minimum lease payments.

(c)
Unconditional purchase obligations include payments for isotopes (including oxygen-18) and capital equipment.

        As a result of our acquisition of the business and assets of EMG in June 2004 we have the following additional contractual cash obligations and commercial commitments related to that business as of July 1, 2004:

	Payments Due by Period(a)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt(b)	$1,853,000	$449,000	$1,404,000	$0	$0
Capital lease obligations	95,000	19,000	38,000	38,000	0
Operating lease obligations(c)	1,154,000	294,000	503,000	255,000	102,000
Purchase obligations (d)	381,000	381,000	0	0	0
Other long-term obligations reflected in the balance sheet at April 30, 2004	0	0	0	0	0

Total contractual obligations	$3,483,000	$1,143,000	$1,945,000	$293,000	$102,000

(a)
Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(b)
Amount consists of a $1,700,000 promissory note at 6% interest payable to EMG.

(c)
Represents our commitments associated with operating leases and includes contracts that expire in various fiscal years through 2011. Payments due reflect minimum lease payments.

(d)
Amount consists of unconditional purchase obligations related to capital equipment.

Off-Balance Sheet Arrangements

        In addition to the purchase obligations discussed above, see note 12 to the consolidated financial statements for a discussion of letters and lines of credit.

Critical Accounting Policies

        The material accounting policies that we believe are the most critical to an investor's understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

        Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from SEI and IUT subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142. Included in our assets at April 30, 2004, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000. Effective with the adoption of SFAS No. 142, we no longer amortize this goodwill, decreasing our amortization expense by approximately $110,000 per year.

        In accordance with SFAS No. 142, we have completed our annual impairment test (as of April 30, 2004) on our life sciences reporting unit, which has recorded goodwill. In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow Method ("DCF Method") in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate. As a result of the testing, we determined that there is no impairment of goodwill. We are required to assess goodwill for impairment at least annually, or when circumstances indicate that impairment may have occurred.

        In performing the calculation under SFAS No. 142, we made several assumptions, including the use of the DCF Method, the number of years used in the projection, the discount rate and growth assumptions. If we had elected to use different variables, the outcome of the calculation could have been different.

        We utilized the DCF Method in order to calculate the fair value of our life sciences reporting unit. We had the option to utilize the market capitalization method but given the complexity of our business, we determined that we couldn't reasonably bifurcate the market value of the life sciences reporting unit from our other operations based upon our market value as a whole. In utilizing the DCF method, we based our calculation over a conservative six-year life with no projected growth over the final four years. The final four years were kept constant in order to ensure that we did not overestimate the potential of the reporting unit. The six-year life was utilized as a result of the fact that the life sciences reporting unit has been selling isotopes for over sixteen years and that demand for isotopes is projected to increase over the next ten years. Given the history of the reporting unit and the projected future of the industry, we determined that it was reasonable to utilize a six-year life. Had we utilized a life of less than six years, the calculation may have suggested that impairment was present. In addition, we discounted the projected cash flows at a rate of 12%. The 12% was deemed reasonable given the current low market interest rate and the extremely low risk of the life sciences business offset by the higher cost of capital for a small company and the related difficulties we have had in raising necessary capital over the years. Had we utilized a discount rate that was substantially larger than 12%, the calculation may have suggested that impairment was present.

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

(b)   Risk Factors

        An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below before deciding whether to exercise your Class B Warrants, your Class C Warrants, or to invest in or continue to hold our common stock. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

        Our ability to generate additional revenues (and ultimately net income) is dependent upon our ability to expand our SOI and manufacturing and reclamation of silicon wafers business and to develop new products, including those that use stable and radioactive isotopes while marketing and selling those products profitably. We may be unable to develop products that can be profitably marketed and sold, which may prevent us from paying creditors as debts are due, and, in turn, may materially impact our ability to continue our business operations. See "Business."

        We are currently dependent on our continuing revenues and increasing orders to improve our operating results, and cash payments from our customers to provide working capital. To the extent orders and deliveries are reduced because of changing customer needs or our inability to supply product, or to the extent payments from customers are reduced because of adverse financial conditions affecting our customers, we will be adversely affected.

        It is possible that the following circumstances may develop and may adversely impact our available working capital and materially impact our ability to continue our business operations:

  •
  unanticipated expenses in developing our new products or in producing or marketing our existing products;

  •
  the necessity of having to protect and enforce our intellectual property rights;

  •
  technological and market developments; or

  •
  a corporate decision to expand our production capacity through capital investment or acquisition.

        We may not be able to obtain equity or debt financing on reasonable terms when we need such financing. The unavailability of additional financing, when needed, could have a material adverse effect on our business. See "Management's Discussion and Analysis" and "Business."

We have raised capital and issued shares during the years ended April 30, 2004 and 2003, and subsequently which has resulted in dilution to our existing shareholders. This was necessary in order to provide necessary working capital or obtain assets and services. We will likely issue more shares to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution.

        During the course of the last two fiscal years and the current fiscal year, we have been required to raise in excess of $7,700,000 of net working capital (after expenses) to finance our business operations and acquisitions. We have raised this capital by issuing shares of common stock, convertible preferred stock and common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors. During this same period of time, we have issued common stock warrants and shares of common stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing shareholders—both as a reduction of their percentage ownership in Isonics and because of issuances at prices below the market.

        There are provisions associated with the Series A Convertible Preferred Stock private placement completed on July 29, 1999 that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. As a result of various transactions (including the September 2003 financing and the related settlement agreement), the related preferred shares are now convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding. As of July 14, 2004 there were 500,308 shares of Series A Convertible Preferred Stock outstanding convertible into 1,000,616 shares of common stock.

        If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock and common stock warrants at prices that may dilute the interests of our existing shareholders.

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

        One customer (Eastern Isotopes) accounted for approximately 32% of revenues for the year ended April 30, 2004. Three customers (Perkin Elmer Life Sciences, IBT SA, and International Isotopes) accounted for approximately 33%, 20% and 19%, respectively of the German operation's revenues for the year ended April 30, 2004.

        While our goal is to diversify our customer base, we expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues for the foreseeable future. Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products ordered from us. See "Management's Discussion and Analysis" and "Business."

        As a result of our June 11, 2004 acquisition of the manufacturing and reclamation of silicon wafers business and related assets from EMG, our customer base has increased and is anticipated to continue to increase over time as we not only expand the wafer reclaim and manufacturing business but also our SOI operations.

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

        Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President, Isotope Production and Supply; Daniel Grady, Vice President, Life Sciences; Stephen Burden, Vice President, Semiconductor Materials; and Hans Walitzki, Vice President, Advanced Wafer Technology. We have obtained $1,000,000 of key man life insurance on the lives of Mr. Alexander and Mr. Rubizhevsky. Currently both Mr. Alexander and Mr. Rubizhevsky are covered by employment agreements that are renewable on an annual basis. Dr. Grady and Dr. Burden are covered by employment agreements with an indefinite term that provides at-will employment, terminable at any time by either party. Dr. Walitzki is covered by an employment agreement through November 2006.

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

        Further, it is possible that future technological developments may occur. The market for our isotope products and SOI wafers is characterized by rapidly evolving technology and a continuing process development. Our future success will depend upon our ability to develop and market isotope and SOI wafer products that meet changing customer and technological needs on a cost effective and timely basis. If we fail to remain competitive by anticipating the needs of our customers and our customers contract with other suppliers, our revenues and resulting cash flow could be materially and adversely affected.

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

        Even if all outstanding warrants and stock options are exercised and convertible securities are exchanged for common stock, our directors and officers will beneficially own 16.3% of the outstanding shares of common stock as of July 14, 2004, and, accordingly, may have the ability to elect a majority of the directors of Isonics and otherwise control the company. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring our shares may be unable to resell their shares at a profit as a result of this volatility.

        The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing and development schedules, technological innovations or new products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, economic and other external factors, all affect the market price of our securities. In addition, the realization of any of the risks described in these "Risk Factors" could have a significant and adverse impact on such market prices

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

        Our stock has in the past traded at prices significantly below the $1.00 per share minimum maintenance requirements. The volatility of our stock price, and our financial condition may result in our failing to meet Nasdaq's requirements in the future. As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock or our warrants. See "Market for Common Equity and Related Stockholder Matters."

Future sales of our common stock may cause our stock price to decline.

        Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of July 14, 2004, approximately 5,669,000 shares of common stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

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

Outstanding Series A, C and D Convertible Preferred Stock, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.

        As of July 14, 2004 we have 500,308 shares of Series A Convertible Preferred Stock and 26,950 shares of our Series D Convertible Preferred Stock outstanding convertible into 1,000,616 and 2,450,000 shares of our common stock, respectively, and we have 9,000 shares of our Series C Convertible Preferred Stock outstanding convertible into up to 947,368 shares of our common stock. In addition, we had outstanding options and common stock warrants for the purchase of up to 9,950,958 shares of common stock at an average exercise price of $1.37 per share. If all of the outstanding options and common stock warrants were to be converted, they would represent approximately 31% of our outstanding common shares on a fully diluted basis. Future investors will likely recognize that the holders of the options, warrants and the convertible preferred stock will only exercise their rights to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that securities offer a risk of substantial potential future dilution.

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our convertible preferred stock or certain of our outstanding common stock purchase warrants, we may be obligated to pay the investors of those securities liquidated damages.

        We have an obligation to maintain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding convertible preferred stock and common stock purchase warrants. If we fail to meet these contractual obligations, we may become obligated to pay investors liquidated damages. We cannot offer any assurances that we will be able to maintain the effectiveness of the registration statement.

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

        These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on the future results of Isonics.

ITEM 7. FINANCIAL STATEMENTS

        The information required by this item begins on page F-1 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures.

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

(b)   Changes in Internal Controls.

        There were no changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) and (b)    Identification of Directors and Executive Officers

        The following table sets forth the names and ages of all the Directors and Executive Officers of Isonics, and the positions held by each such person as of April 30, 2004. Each of the directors holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.

Name	Age	Position
James E. Alexander	55	President, Chief Executive Officer, Treasurer, and Chairman of the Board
Boris Rubizhevsky(2)	53	Senior Vice President, Vice Chairman and Director
Daniel J. Grady	49	Vice President, Life Sciences, Manager of Chemotrade
Stephen J. Burden	55	Vice President, Semiconductor Materials and Products
John Sakys	35	Vice President, Chief Financial Officer and Secretary
Hans Walitzki	48	Vice President, Advanced Wafer Technology
Lindsay A. Gardner(1)(2)(3)	53	Director
Richard Parker(1)(2)(3)	60	Director
Russell W. Weiss(1)(2)(3)	57	Director

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Nominating Committee

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

        John Sakys joined us in May 2001 as Controller. He was promoted to Vice President, Chief Financial Officer effective September 3, 2001, and he serves as corporate Secretary. From September 2000 to April 2001 Mr. Sakys was controller of AuraServ Communications. From July 1998 to September 2000 Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998 Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelors degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara and is a Certified Public Accountant.

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

        Lindsay A. Gardner has served as a director since September 1993. Ms. Gardner is currently Director, Corporate Development and Strategic Planning for Menasha Corporation. From 1991 to 2001, Ms. Gardner was President of LG Associates, a U.S.-based management consulting firm providing strategic planning and materials management expertise to foreign company affiliates of U.S. companies in developing countries. During her tenure at LG Associates, Ms. Gardner resided in Moscow, Russia from September 1991 to January 1994, and Beijing, China from January 1994 to April 2000. She currently resides in Appleton, Wisconsin. From 1977 to 1991, Ms. Gardner worked for General Electric Corporation in a variety of management and functional positions including international marketing, quality assurance and supply chain management. Ms. Gardner received a Bachelors degree in International Economics from The George Washington University Elliott School of International Affairs and earned a Masters of Business Administration from the University of Louisville.

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

        Russell W. Weiss was appointed as a director by unanimous consent of the board of directors, effective January 2004. Mr. Weiss has 31 years of experience in the Semiconductor Industry and is currently Vice President and General Manager of the worldwide Sales Operations for KLA-Tencor. From April 2002 through February 2003, Mr. Weiss was President and Representative Director of KLA-Tencor Japan Ltd. From 1996 through April 2002, Mr. Weiss held various positions with KLA-Tencor. From 1991-1996 Mr. Weiss held various positions with Schlumberger with the most recent being Vice President and General Manager of Schlumberger ATE test equipment division. Mr. Weiss received his BSEE from Missouri University and his MBA from Babson College.

(b) and (c)    Significant Employees and Family Relationships.

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

(e)    Audit Committee Financial Expert

        Not yet required

(f)    Identification of Audit Committee

        We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Lindsay A. Gardner, Richard Parker and Russell W. Weiss, each of whom is considered to be an independent director.

(g)    Procedures by which security holders may recommend nominees to the board of directors.

        Isonics has a standing Nominating Committee ("Nominating Committee") to direct and oversee the process by which individuals may be nominated to our board of directors. The following persons serve on our Nominating Committee: Lindsay A. Gardner, Russell W. Weiss, and Richard Parker. Our Nominating Committee's charter was adopted by the board of directors on January 27, 2004, and is available on our web site at www.isonics.com. Each member of the Nominating Committee must qualify as "independent" as defined under NASDAQ Marketplace Rule 4200(a)(15) and be free of any relationship that, in the opinion of the Board, would interfere with his or her exercise of independent judgment.

        The functions performed by the Nominating Committee include identifying potential directors and making recommendations as to the size, functions and composition of the Board and its committees. In making nominations, our Nominating Committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the board, in collectively serving the long-term interests of the shareholders.

        The Nominating Committee considers nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee's consideration, you may submit the candidate's name by delivering notice in writing to Isonics' Nominating Committee isonics@nuvox.net or c/o Chair, Nominating Committee, via first class U.S. mail, at Isonics Corporation, 5906 McIntyre Street, Golden, CO 80403.

        A shareholder nomination submitted to the nomination committee must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to Isonics by the date mentioned in the most recent proxy statement under the heading "Proposal From Shareholders" as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5:

  (i)
  The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;

  (ii)
  The number of shares and description of Isonics voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;

  (iii)
  The name, address, telephone number, fax number and e-mail address of the person being recommended to the nominating committee to stand for election at the next annual meeting (the "proposed nominee") together with information regarding such person's education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information.

  (iv)
  Information regarding any family relationships of the proposed nominee as required by Item 401(d) of SEC Regulation S-K.

  (v)
  Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(f) of SEC Regulation S-K (and if so, provide the information regarding those legal proceedings required by Item 401(f) of Regulation S-K).

  (vi)
  Information regarding the share ownership of the proposed nominee required by Item 403 of Regulation S-K.

  (vii)
  Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-K.

  (viii)
  The signed consent of the proposed nominee in which he or she:

            a.     consents to being nominated as a director of Isonics if selected by the nominating committee;

            b.     states his or her willingness to serve as a director if elected for compensation not greater than that described in the most recent proxy statement;

            c.     states whether the proposed nominee is "independent" as defined by Nasdaq Marketplace Rule 4200(a)(15); and

            d.     attests to the accuracy of the information submitted pursuant to paragraphs (i), (ii), (iii), (iv), (v), (vi), and (vii), above.

        Although the information may be submitted by fax, e-mail, mail or courier, the nominating committee must receive the proposed nominee's signed consent, in original form, within ten days of making the nomination.

        When the information required above has been received, the nominating committee will evaluate the proposed nominee based on the criteria described below, with the principal criteria being the needs of Isonics and the qualifications of such proposed nominee to fulfill those needs.

        The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director. The Nominating Committee will:

          1.     Establish criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors: leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints. The Committee will periodically assess the criteria to ensure it is consistent with best practices and the goals of Isonics.

          2.     Identify individuals who satisfy the criteria for selection to the Board and, after consultation with the Chairman of the Board, make recommendations to the Board on new candidates for Board membership.

          3.     Receive and evaluate nominations for Board membership which are recommended by existing directors, corporate officers, or shareholders in accordance with policies set by the Nominating Committee and applicable laws.

        For the last annual meeting of its shareholders, Isonics did not engage the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Neither Isonics nor Isonics' Nominating Committee had received a recommended nominee from any shareholder that beneficially own more than 5% of Isonics common stock or group of shareholders that beneficially own more than 5% of Isonics common stock.

(h)    Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) Disclosure

        Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Isonics. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to Isonics' officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended April 30, 2004 and subsequently.

(i)    Code of Ethics

        On January 27, 2004, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both Isonics' corporate policies and with the law and is posted at our website: www.isonics.com.

ITEM 10. EXECUTIVE COMPENSATION

(a) and (b)    Summary Compensation Table

        The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Isonics for the three years ended April 30, 2004. No other executive officer earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Isonics and any subsidiary.

	Annual compensation					Long-term Compensation
						Awards			Payout
Securities Underlying Options & SARs (#)
Name and Principal Position	Fiscal Year	($) Salary	($) Bonus		($) Other(a)	($) Restricted Awards			LTIP	All Other Compensation
James E. Alexander President & CEO	2002 2003 2004	240,000 240,000 240,000	0 0 0		0 0 0	0 0 0	120,000 0 0	(d)	0 0 0	0 0 0
Boris Rubizhevsky Senior Vice President	2002 2003 2004	216,000 216,000 216,000	0 0 0		0 0 0	0 0 0	118,750 0 0	(e)	0 0 0	0 0 0
Stephen J. Burden, Vice President	2002 2003 2004	137,665 144,000 144,000	0 0 35,700	(h)	0 0 0	0 0 0	109,000 40,000 50,000	(f) (g) (i)	0 0 0	0 0 0
Daniel J. Grady Vice President	2002 2003 2004	144,000 149,500 156,000	27,750 0 60,000	(j)	0 0 0	0 0 0	106,375 0 50,000	(k) (l)	0 0 0	0 0 0
John V. Sakys, Vice President(b)	2002 2003 2004	117,947 125,000 132,492	0 0 30,000		0 0 0	0 0 0	107,812 25,000 0	(m) (n)	0 0 0	0 0 0
Hans Walitzski, Vice President(c)	2002 2003 2004	69,745 160,000 160,000	0 0 0		0 0 0	0 0 0	404,000 0 0	(o)	0 0 0	0 0 0

(a)
Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such named Executive Officers' annual compensation.

(b)
Mr. Sakys joined Isonics in May 2001 and became an officer of Isonics effective September 2001.

(c)
Dr. Walitzki joined Isonics as an officer in November 2001.

(d)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.17 (of which 60,000 have vested as of April 30, 2004) and an expiration date of November 12, 2006. Options to purchase 20,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.25 per share and expire March 27, 2007. Amount does not include 100,000 common stock warrants granted in March of 2002 which are currently exercisable at $1.25 per share as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002A Convertible Notes.

(e)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.17 (of which 60,000 have vested as of April 30, 2004) and an expiration date of

  November 12, 2006. Options to purchase 18,750 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.25 per share and expire March 27, 2007. Amount does not include 100,000 common stock warrants granted in March of 2002 which are currently exercisable at $1.25 per share as consideration for pledging common stock as a guarantee relating to the issuance of our Series 2002A Convertible Notes.

(f)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.06 (of which 60,000 have vested as of April 30, 2004) and an expiration date of November 12, 2011. Options to purchase 9,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(g)
Options to purchase 40,000 shares of common stock were granted in April 2003, are currently exercisable at $.90 and expire April 4, 2013.

(h)
Dr. Burden's amount reflects the granting of 30,000 restricted common shares with a fair market value of $1.19 per share issued in January 2004.

(i)
Options to purchase 50,000 shares of common stock were granted in December 2003, are currently exercisable at $1.20 and expire December 15, 2013.

(j)
Dr. Grady's amount reflects the granting of 25,000 restricted common shares with a fair market value of $1.11 per share issued in January 2002.

(k)
Options to purchase 100,000 shares of common stock were granted in November 2001 with an exercise price of $1.06 (of which 60,000 have vested as of April 30, 2004) and an expiration date of November 12, 2011. Options to purchase 6,375 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(l)
Options to purchase 50,000 shares of common stock were granted in December 2003, are currently exercisable at $1.20 and expire December 15, 2013.

(m)
Options to purchase 100,000 shares of common stock were granted in May 2001, as consideration for Mr. Sakys joining the Company, with an exercise price of $1.69 per share (of which 75,000 have vested as of April 30, 2004) and an expiration date of May 22, 2011. Options to purchase 7,812 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007.

(n)
Options to purchase 25,000 shares of common stock were granted in April 2003, are currently exercisable at $.90 and expire March 4, 2013.

(o)
Options to purchase 200,000 shares of common stock were granted in November 2001 with an exercise price of $1.01 (of which 120,000 have vested as of April 30, 2004) and an expiration date of December 1, 2006. Options to purchase 4,000 shares of common stock were granted in March 2002, as consideration for delaying salary in January and March 2002, are currently exercisable at $1.13 per share and expire March 27, 2007. Restricted stock of 200,00 shares with a fair market value of $1.01 per share were granted in November 2001 (of which 50,000 shares have vested as of April 30, 2004).

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

(c)    Options/SAR Grants

Stock Options and Option Plans

        We grant options to executive officers, employees and consultants under the following plans (collectively the "Plans"):

  (a)
  1996 Stock Option Plan. Although this plan has been terminated, there are options outstanding. The options granted pursuant to this plan are subject to a registration statement on Form S-8, Commission file no. 333-74339 which has been incorporated into file no. 333-74339 pursuant to Rule 429. As of April 30, 2004, options to purchase 358,769 shares were outstanding under this plan.

  (b)
  1996 Executives' Equity Incentive Plan. The Executives' Plan authorizes the grant of options to purchase 2,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. Of these, 1,000,000 shares are subject to a registration statement on Form S-8, Commission file no. 333-52514, which incorporated the shares included in the previous registration statement on Form S-8, Commission file no. 333-74339 pursuant to Rule 429. We have issued 28,395 options for shares that are not included within existing registration statements. As of April 30, 2004, options to purchase 930,937 shares were outstanding under this plan.

  (c)
  1996 Equity Incentive Plan. The Employees' Plan authorizes the grant of options to purchase 1,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. Of these, 500,000 shares are subject to a registration statement on Form S-8, Commission file no. 333-52514, which incorporated the shares included in the previous registration statement on Form S-8, Commission file no. 333-74339, pursuant to Rule 429. Isonics has not issued any options for shares not included within the existing registration statements. As of April 30, 2004, options to purchase 325,941 shares were outstanding under this plan.

  (d)
  1998 Employee Stock Purchase Plan. The Stock Purchase Plan authorizes employee purchase of up to 200,000 shares of Isonics common stock. As of April 30, 2004, employees had purchased a total of 48,538 shares of Isonics common stock pursuant to this plan, and employees purchased an additional 4,059 shares in June 2004. The shares included in this plan are subject to a registration statement on Form S-8, Commission file no. 333-74339.

        Except for the Director's Plan described below, we have not adopted any other stock option or stock appreciation rights plan. See "Compensation of Directors."

Options/SAR Grants in Last Fiscal Year

        We granted stock options to the executive officers named in the compensation table (above) during the fiscal year ended April 30, 2004. We did not grant any stock appreciation rights to any person during fiscal year 2004 or subsequently.

	Number of Options	Exercise Price	Term
Daniel Grady	50,000	$1.20	December 16, 2013
Stephen J. Burden	50,000	$1.20	December 16, 2013

        We have not granted any stock options to the executive officers named in the compensation table subsequent to April 30, 2004.

(d)    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        No officer exercised employee stock options during the fiscal year ended April 30, 2004 or subsequently. The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named officers and persons on April 30, 2004.

Name and Principal Position	Shares acquired on exercise (#)	Value realized	Number of securities underlying unexercised options/stock appreciation rights at April 30, 2004 Exercisable/Unexercisable	Value of unexercised in-the-money options/stock appreciation rights at April 30, 2004 Exercisable/Unexercisable
James E. Alexander President & CEO	0	0	80,000/40,000	$28,000/$14,800
Boris Rubizhevsky Senior Vice President	0	0	78,750/40,000	$27,637/$14,800
Daniel J. Grady Vice President	0	0	323,715/40,000	$247,460/$14,800
Stephen J. Burden Vice President	0	0	230,429/40,000	$75,090/$14,800
John V. Sakys Vice President	0	0	107,812/25,000	$19,202/$0
Hans Walitzki Vice President	0	0	124,000/80,000	$65,240/$42,400

(e)   Long Term Incentive Compensation Plans, and Defined Benefit and Actuarial Plans

        Isonics has no long term incentive compensation plans, defined benefit plans or actuarial plans.

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

        Under the Directors' Plan the following individuals have been granted options through April 30, 2004:

Name	Shares Under Option	Exercise Price		Expiration
Lindsay Gardner	10,000 10,000 10,000 10,000 10,000	$ $ $ $ $	6.25 2.19 1.06 1.00 1.42	April 26, 2005 October 10, 2005 November 12, 2006 November 19, 2007 April 27, 2009
Richard Parker	10,000 10,000 10,000 10,000 10,000	$ $ $ $ $	6.25 2.19 1.06 1.00 1.42	April 26, 2005 October 10, 2005 November 12, 2006 November 19, 2007 April 27, 2009
Russell Weiss	20,000 10,000	$ $	1.17 1.42	January 5, 2009 April 27, 2009

        We do not have any other arrangements pursuant to which we compensate the Directors for acting in their capacities as such.

(g)   Employment Agreements, Termination of Employment and Change In Control Agreements

        Currently both Mr. Alexander and Mr. Rubizhevsky are covered by employment agreements that are renewable on an annual basis. We have employment agreements with Dr. Daniel J. Grady, Dr. Stephen J. Burden, Dr. Hans Walitzki, and Mr. John V. Sakys. The agreements have an indefinite term (except for the agreement with Dr. Walitzki which expires November 2006) and provide for at-will employment, terminable at any time by either party. The agreements provide for a rate of annual compensation, which we will review annually. Under each agreement, Dr. Grady, Dr. Burden, Dr. Walitzki, and Mr. Sakys are entitled to participate in our standard plans and policies. The agreements also include confidentiality and invention assignment provisions.

(h)   Report on Repricing of Options/SARs

        We did not reprice any options or stock appreciation rights during the fiscal year ended April 30, 2004, or subsequently.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)   and (b)    Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information regarding the ownership of our common stock as of April 30, 2004 by: (i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
James E. Alexander(1)	2,041,167	13.1%
Boris Rubizhevsky(2)	1,522,955	9.8%
Stephen J. Burden(3)	401,594	2.6%
Daniel J. Grady(4)	418,167	2.7%
Hans Walitzki(5)	404,000	2.6%
Lindsay Gardner(6)	302,775	2.0%
Richard Parker(7)	52,927	0.3%
John Sakys(8)	134,087	0.9%
Russell W. Weiss(9)	30,000	0.2%
All executive officers and directors as a group (9 persons).	5,307,672	31.5%
The address for all of the above directors and executives officers is: 5906 McIntyre Street, Golden, CO 80403
Richard and Ana Grossman, Orin Hirschman, Adam Smith Capital Management, LLC, Adam Smith Investment Partners, LP, Diamond Capital Management Inc., Adam Smith Investments, Ltd., Adam Smith & Company, Inc.(10)	1,373,336	8.2%
Mercator Advisory Group, LLC(11)	1,704,000	9.9%

(1)
Includes: (i) 120,000 shares of common stock underlying stock options of which 80,000 are vested as of April 30, 2004 and which are currently exercisable; (ii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iii) 135,455 shares of common stock held in the name of The James & Carol Alexander Family Foundation; and (iv) 500,000 shares held by wife Carol.

(2)
Includes: (i) 1,168,872 shares of common stock held jointly with wife Nancy Eiden Rubizhevsky; (ii) 118,750 shares of common stock underlying stock options of which 78,750 are vested as of April 30, 2004 and which are currently exercisable; (iii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iv) 33,333 shares of common stock held by wife Nancy Eiden Rubizhevsky; (v) 51,000 shares of common stock held by son Zachary Rubizhevsky; and (vi) 51,000 shares of common stock held by son Ryan Rubizhevsky.

(3)
Includes 270,429 shares of common stock underlying stock options of which 230,429 are vested as of April 30, 2004 and which are currently exercisable.

(4)
Includes 363,715 shares of common stock underlying stock options of which 323,715 are vested as of April 30, 2004 and which are currently exercisable.

(5)
Includes (i) 200,000 shares of common stock of which 50,000 shares are vested as of April 30, 2004 and (ii) 204,000 shares of common stock underlying stock options of which 124,000 are vested as of April 30, 2004 and which are currently exercisable.

(6)
Includes 53,014 shares of common stock underlying stock options that are currently exercisable.

(7)
Includes 52,927 shares of common stock underlying stock options that are currently exercisable.

(8)
Includes 132,812 shares of common stock underlying stock options of which 107,812 are vested as of April 30, 2004 and which are currently exercisable.

(9)
Includes 30,000 shares of common stock underlying stock options that are currently exercisable.

(10)
Includes beneficial ownership of the following shares as reported by these persons in their Schedule 13D dated November 14, 2003: (i) 40,000 shares of common stock underlying 20,000 shares of Series A Convertible Preferred Stock owned of record and beneficially by Richard and Ana Grossman; (ii) 40,000 shares of common stock underlying 20,000 shares of Series A Convertible Preferred Stock owned of record and beneficially by Orin Hirschman (of which shares Mr. Grossman disclaims beneficial ownership); (iii) 1,106,668 shares of common stock underlying 553,334 shares of Series A Convertible Preferred Stock owned of record and beneficially by Adam Smith Investment Partners, L.P.; and (iv) 226,668 shares of common stock underlying 113,334 shares of Series A Convertible Preferred Stock owned of record and beneficially by Adam Smith Investments, Ltd. The business addresses of Richard and Ana Grossman, and the principal executive offices of Adam Smith Investment Partners, L.P. and Adam Smith & Company, Inc., are located at 259 Oakford Street, West Hempstead, New York, New York 11552. The principal offices of Orin Hirschman are located at 6006 Berkley Avenue, Baltimore, MD 21209.

(11)
Mercator Advisory Group, LLC and its affiliates hold warrants to purchase common stock and preferred stock convertible into common stock. The holders are not entitled to vote at any meeting of shareholders unless the holder has converted preferred stock or exercised common stock warrants as of the record date. The holders are not allowed to convert preferred stock or exercise common stock warrants to the extent that the conversion would result in the holder (and its affiliates) owning more than 9.99% of the outstanding common stock. Includes beneficial ownership of the following shares (subject to the 9.99% limitation): (i) 339,545 shares of common stock, 411,579 shares of common stock (based on the minimum conversion price of $0.95) underlying 3,910 shares of Series C Convertible Preferred Stock, 650,000 shares of common stock underlying 7,150 shares of Series D Convertible Preferred Stock and 216,561 shares of common stock underlying 216,561 warrants to purchase common stock of Isonics owned of record and beneficially by Mercator Momentum Fund, LP; (ii) 455,676 shares of common stock, 535,789 shares of common stock (based on the minimum conversion price of $0.95) underlying 5,090 shares of Series C Convertible Preferred Stock, 1,150,000 shares of common stock underlying 12,650 shares of Series D Convertible Preferred Stock and 343,985 shares of common stock underlying 343,985 warrants to purchase common stock of Isonics owned of record and beneficially by Mercator Momentum Fund III, LP; (iii) 1,195,455 shares of common stock underlying 13,150 shares of Series D Convertible Preferred Stock and 239,454 shares of common stock underlying 239,454 warrants to purchase common stock of Isonics owned of record and beneficially by Monarch Pointe Fund, Ltd.;and (iv) 2,627,701 shares of common stock underlying 2,627,701 warrants to purchase common stock of Isonics owned of record and beneficially by Mercator Advisory Group, LLC. The business addresses of Mercator Advisory Group, LLC, Mercator Momentum Fund III, LP, Mercator Momentum Fund LP and Monarch Pointe Fund, Ltd. are located at 555 South Flower Street, Suite 4500, Los Angeles, California 90071.

        The Series A Convertible Preferred Stock consisted of 1,830,000 shares issued with a liquidation preference of $1.50 per share and a right to convert the shares based on a one for one basis. As of April 30, 2004, 866,334 shares of Series A Convertible Preferred Stock have been converted into common stock. The conversion right of the preferred stock is currently two shares of common stock for each share of Series A Convertible Preferred Stock (an effective conversion rate of $.75 per share). The Series A Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A Convertible

Preferred Stock. On May 3, 2004, 463,358 shares of Series A Convertible Preferred Stock were converted into 926,716 shares of common stock.

        The Redemption Trigger Date for the Series A Convertible Preferred Stock was the business day immediately following the thirtieth consecutive trading day that the average closing price during such trading days (or, if no closing price is reported, the average of the bid and ask prices) of the shares of common stock was above $8.00 per share (which minimum price shall be proportionally adjusted for stock splits, stock dividends, reverse stock splits and any other subdivision or combination of the common stock). As we have met the Redemption Trigger Date, we may redeem all or any part of the Series A Convertible Preferred Stock at our election at any time and from time to time. The Series A Convertible Preferred Stock is convertible into common stock at the option of the holder until and unless we choose to redeem such shares and, until converted, at any meeting of our shareholders, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock is then convertible.

        The Series C Convertible Preferred Stock consisted of 22,000 shares with a liquidation preference of $100 per share and a right to convert the shares into common stock (in the range of 1,760,000 to 2,315,790) based on the then existing conversion price. As April 30, 2004, there have been 13,000 shares of Series C Convertible Preferred Stock converted into 1,368,421 shares of common stock. Subject to the prior rights of holders of all classes of stock at the time outstanding, the Series C Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock or Series A Convertible Preferred Stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series C Convertible Preferred Stock. See note (11) to the Beneficial Ownership table, above.

        The Series D Convertible Preferred Stock consisted of 32,950 shares with a liquidation preference of $100 per share and a right to convert the shares into common stock at the rate of $1.10 per share. As of April 30, 2004, there have been zero shares of Series D Convertible Preferred Stock converted into common stock. Subject to the prior rights of holders of all classes of stock at the time outstanding, the Series D Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock or Series A Convertible Preferred Stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series D Convertible Preferred Stock. See note (11) to the Beneficial Ownership table, above. On May 20, 2004, 6,000 shares of Series D Convertible Preferred Stock were converted into 545,455 shares of common stock.

(c)   No Change of Control Arrangements.

        We know of no plans or arrangement that will result in a change of control at Isonics.

(d)   Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)
Equity Compensation Plans Approved by Security Holders	1,745,647	$1.39	1,356,484
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	1,745,647	$1.39	1,356,484

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

Corporate Loans to Officers

        We have not made any corporate loans to our officers, directors, or shareholders in fiscal years 2004, 2003 or subsequently. The Sarbanes-Oxley Act of 2002 prohibits any loans to corporate officers or directors.

Corporate Loans from Officers and Employees

        During the years ended April 30, 2004 and 2003, we have been required to borrow money from certain executive officers in order to finance certain receivables.

        On December 23, 2003, we borrowed $40,000 from James E. Alexander, our President and Chief Executive Officer. We repaid the loan in full, plus interest at 12% per annum, on January 30, 2004.

        On September 9, 2003, we borrowed $100,000 from Stephen Burden, our Vice President of Semiconductor Materials and Products. We repaid the loan in full, plus interest at 12% per annum, on September 11, 2003. On November 19, 2003 we borrowed an additional $100,000 from Dr. Burden. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. This loan was repaid in full, plus interest in January 2004.

        On August 26, 2003 and July 30, 2003, we borrowed $120,000 and $80,000, respectively from Daniel Grady, our Vice President of Life Sciences. We repaid the loans in full, plus interest at 12% per annum, on September 11, 2003 and August 4, 2003, respectively. On November 18, 2003, we borrowed an additional $120,000 from Dr. Grady. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. This loan was repaid in full, plus interest in January 2004.

        We did not borrow any additional funds from our officers or directors during the years ended April 30, 2004 or 2003, or subsequently. When funds are owed to our executive officers, we have agreed to keep them advised with respect to our cash receipts and expenditures.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit Number	Title
1.01	Intentionally omitted
3.01	Registrant's Amended and Restated Articles of Incorporation.(1)
3.02	Registrant's Bylaws.(1)
3.03	Certificate of Determination of Preferences and Rights of the Series A preferred stock (see exhibit 10.18).
3.04	Certificate Of Determination Of Preferences And Rights Of Series B Convertible Preferred Stock(11)
3.05	Certificate of Amendment to Articles of Incorporation(13)
4.01	Specimen Common Stock Certificate.(1)
4.02	Certificate of Determination of Preferences and Rights of the Series C preferred stock(16)
4.03	Certificate of Determination of Preferences and Rights of the Series D preferred Stock(17)
4.04	Intentionally omitted
4.05	Form of warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(8)
4.06	Specimen Class B Warrant Certificate (see exhibit 10.27).
4.07	Specimen Class C Warrant Certificate (see exhibit 10.27).
4.08	Amendment No. 1 to warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(7)
5.01	Opinion as to the Validity of the Securities (not applicable to Form 10-KSB)
10.01	Registrant's 1996 Stock Option Plan.(1)(2)
10.02	Intentionally omitted
10.03	Registrant's 1996 Executives Equity Incentive Plan.(1)(2)
10.04	Registrant's 1996 Equity Incentive Plan.(1)(2)
10.05	Intentionally omitted
10.06	Option Agreement between the Registrant and Yale University.(1)
10.07	Intentionally omitted
10.08	Letter from Yale University to Registrant dated February 10, 1996.(1)
10.09	Form of Indemnity Agreement entered into by Registrant with each of its directors and investors.(2)
10.10	Agreement dated June 7, 2004 between Isonics Corporation, Isonics Vancouver, Inc., and Encompass Materials Group Limited(18)
10.11	Registration Rights Agreement between Isonics Corporation and Encompass Materials Group Limited(18)

10.12	Intentionally omitted
10.13	Intentionally omitted
10.14	Intentionally omitted
10.15
Agreement effective December 4, 2002, between Isonics and Institut fur Umwelttechnologien GmbH ("IUT") of Berlin, Germany, by which Isonics has acquired the exclusive, world-wide rights to detection technologies for explosives, chemical weapons, illegal drugs and other chemical compounds(15)
10.16	Intentionally omitted
10.17	Letter from Yale University to Registrant dated January 28, 1997.(1)
10.18	Certificate of Determination of Preferences and Rights of the Series A preferred stock.(4)
10.19	Share Purchase and Assignment Agreement dated December 23, 2002 between Isonics Corporation and Institut fur Umwelttechnologien GmbH.(3)
10.20	Intentionally omitted
10.21	Intentionally omitted
10.22	Form of Registration Rights Agreement.(4)
10.23	Intentionally omitted.
10.24	Intentionally omitted.
10.25	Intentionally omitted.
10.26	Intentionally Omitted.
10.27	Amended and Restated warrant Agreement effective as of January 15, 2001, between the Registrant and Continental Stock Transfer and Trust Company, Inc.(8)
10.28	Stock Purchase Agreement dated February 1, 2001, by and between Isonics Corporation and Interpro Zinc, LLC.(9)
10.29	[Joint R&D Project Agreement, dated April 21, 1999, by and between Silex Systems Limited and Isonics Corporation.](10)
10.30	Intentionally omitted
10.31	Sponsored Research Agreement, dated December 15, 1999, by and between Isonics Corporation and Southern Methodist University.(10)
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
10.37	[Form of lease agreement to be entered into pursuant to the agreement between Isonics Corporation and Silicon Evolution, Inc. dated September 14, 2001](12)
10.38	Amended and Restated Warrant Agreement dated July 26, 2001.(11)
10.39	Consulting Agreement dated October 15, 2001, with Wells Investment Group(13)
10.40	Form of Registration Rights Agreement between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.41	Form of Series 2002A 4% Convertible Promissory Note due March 1, 2003 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.42	Form of Warrant Agreement expiring March 20, 2005 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
14.0	Code of Ethics
21.1	List of subsidiaries.
23.10*	Consent of independent accountants
23.11	Consent of Arter & Hadden (see exhibit 5.01) (not applicable to Form 10-KSB)
31*	Certification pursuant to Rule 13a-14(a)
32*	Certification pursuant to 18 U.S.C. §1350

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

(16)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated January 28, 2004.

(17)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated April 6, 2004.

(18)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated June 11, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a)   Audit Fees.

        Our principal accountant, Grant Thornton LLP, billed us aggregate fees in the amount of approximately $143,000 for the fiscal year ended April 30, 2004 and approximately $114,000 for the fiscal year ended April 30, 2003. These amounts were billed for professional services that Grant Thornton LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)   Audit-Related Fees.

        Grant Thornton LLP billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2004 and 2003 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)   Tax Fees

        Grant Thornton LLP billed us aggregate fees in the amount of approximately $14,000 for the fiscal year ended April 30, 2004 and approximately $12,000 for the fiscal year ended April 30, 2003, for tax compliance, tax advice, and tax planning.

(d)   All Other Fees

        Grant Thornton LLP billed us aggregate fees in the amount of $19,000 and $0 for the fiscal years ended April 30, 2004 and 2003, respectively for other fees.

(e)   Audit Committee's Pre-Approval Practice

        Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee's charter (as amended January 27, 2004) provides that the audit committee must:

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

        The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. At its annual meeting in April 2004 it approved Grant Thornton LLP performing our audit for the 2004 fiscal year, as well as tax services for the 2003 and 2004 fiscal years.

        The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Grant Thornton LLP
	Fiscal Year 2003	Fiscal Year 2004
Audit fees	91%	82%
Audit-related fees	0%	0%
Tax fees	9%	8%
All other fees	0%	10%

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        July 28, 2004

ISONICS CORPORATION, a California Corporation
By:	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

July 28, 2004	James E. Alexander Principal Executive Officer Chairman of the Board Director	/s/ JAMES E. ALEXANDER
July 28, 2004	Boris Rubizhevsky Vice Chairman Director	/s/ BORIS RUBIZHEVSKY
July 28, 2004	Lindsay A. Gardner Director	/s/ LINDSAY A. GARDNER
July 28, 2004	Richard Parker Director	/s/ RICHARD PARKER
July 28, 2004	Russell Weiss Director	/s/ RUSSELL WEISS
July 28, 2004	John Sakys Principal Financial and Accounting Officer	/s/ JOHN SAKYS

ISONICS CORPORATION AND SUBSIDIARIES

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Isonics Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Isonics Corporation and Subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isonics Corporation and Subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Denver, Colorado
June 11, 2004

Isonics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,691	$742
Accounts receivable (net of allowances of $16 and $29, respectively)	851	711
Inventories	985	748
Prepaid expenses and other current assets	143	246

Total current assets	5,670	2,447
LONG-TERM ASSETS:
Property and equipment, net	471	615
Goodwill	1,807	1,807
Intangible assets, net	706	792
Other assets	27	86

Total long-term assets	3,011	3,300

TOTAL ASSETS	$8,681	$5,747

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of obligation under capital leases	$54	$48
Accounts payable	628	909
Accrued liabilities	256	396

Total current liabilities	938	1,353
OBLIGATION UNDER CAPITAL LEASES, net of current portion	32	86

TOTAL LIABILITIES	970	1,439
STOCKHOLDERS' EQUITY:
Preferred Stock; 10,000,000 shares authorized
Series A Convertible Preferred Stock—no par value; shares issued and outstanding:
2004 and 2003—963,666; liquidation preference: 2004 and 2003—$1,445,499	745	745
Series C Convertible Preferred Stock—no par value; shares issued and outstanding:
2004—9,000; 2003—zero; liquidation preference: 2004—$900,000; 2003—zero	1,141	—
Series D Convertible Preferred Stock—no par value; shares issued and outstanding:
2004—32,950; 2003—zero; liquidation preference: 2004—$3,295,000; 2003—zero	3,727	—
Common stock—no par value; 40,000,000 shares authorized; shares issued and outstanding: 2004—15,344,913; 2003—12,113,533	14,817	11,668
Additional paid in capital	6,732	4,362
Deferred compensation	(104)	(145)
Accumulated deficit	(19,347)	(12,322)

Total stockholders' equity	7,711	4,308

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,681	$5,747

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended April 30,
	2004	2003
Revenues	$8,721	$9,051
Cost of revenues	7,138	7,014

Gross margin	1,583	2,037
Operating expenses:
Selling, general and administrative	5,186	4,290
Research and development	569	303

Total operating expenses	5,755	4,593

Operating loss	(4,172)	(2,556)
Other income (expense):
Gain on legal settlement, net	—	2,140
Amortization of debt offering costs	—	(182)
Interest and other income	52	95
Interest expense	(15)	(590)
Foreign exchange	(28)	(83)

Total other income (expense), net	9	1,380

Loss before income tax benefit	(4,163)	(1,176)
Income tax benefit	—	70

NET LOSS	$(4,163)	$(1,106)

DEEMED DIVIDENDS ON PREFERRED STOCK	$(2,862)	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,025)	$(1,106)

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders	$(.53)	$(.09)
Shares used in computing per share information	13,252	11,712

See Notes to Consolidated Financial Statements

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock
					Additional Paid in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
BALANCES, April 30, 2002	963,666	$745	10,824,812	10,354	3,912	(194)	(11,216)	3,601
Conversion of Series 2002A Convertible Notes into common stock	—	—	1,000,000	1,000	—	—	—	1,000
Fair value of common stock issued for services	—	—	32,500	36	—	—	—	36
Fair value of common stock issued for the acquisition of isotope-based trace detection technology	—	—	250,000	273	—	—	—	273
Common stock issued under Employee Stock Purchase Program	—	—	6,221	5	—	—	—	5
Fair value of common stock warrants issued for services	—	—	—	—	450	—	—	450
Amortization of deferred compensation	—	—	—	—	—	49	—	49
Net loss	—	—	—	—	—	—	(1,106)	(1,106)

BALANCES, April 30, 2003	963,666	745	12,113,533	11,668	4,362	(145)	(12,322)	4,308
Exercise of common stock warrants	—	—	225,000	281	—	—	—	281
Issuance of common stock in financing transaction	—	—	1,500,000	1,080	—	—	—	1,080
Issuance of convertible preferred stock and common stock warrants in financing transactions:
Series C	22,000	1,790	—	—	225	—	—	2,015
Series D	32,950	1,864	—	—	1,221	—	—	3,085
Deemed dividends on preferred stock	—	2,862	—	—	—	—	(2,862)	—
Conversion of Series C Convertible Preferred Stock into common stock	(13,000)	(1,648)	1,368,421	1,648	—	—	—	—
Fair value of common stock issued for services	—	—	100,000	97	—	—	—	97
Fair value of common stock warrants issued for services	—	—	—	—	924	—	—	924
Fair value of common stock issued as employee compensation	—	—	30,000	36	—	—	—	36
Common stock issued under Employee Stock Purchase Program	—	—	7,959	7	—	—	—	7
Amortization of deferred compensation	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(4,163)	(4,163)

BALANCES, April 30, 2004	1,005,616	$5,613	15,344,913	$14,817	$6,732	$(104)	$(19,347)	$7,711

See Notes to Consolidated Financial Statements

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,163)	$(1,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	280	173
Amortization of debt discount and debt offering costs	—	728
Gain on sale of subsidiary	—	(30)
Fair value of common stock and warrants issued for services and amortization of deferred compensation	984	374
Changes in operating assets and liabilities:
Accounts receivable	(140)	(167)
Inventories	(237)	(300)
Prepaid expenses and other assets	269	249
Accounts payable	(281)	310
Accrued liabilities	(140)	375

Net cash provided by (used in) operating activities	(3,428)	606
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(43)	(521)
Proceeds from sale of subsidiary net of cash disposed	—	(29)

Net cash used in investing activities	(43)	(550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(48)	(20)
Payments on borrowings	—	(24)
Proceeds from the issuance of preferred stock and related warrants	5,100	—
Proceeds from issuance of common stock	1,368	5

Net cash provided by (used in) financing activities	6,420	(39)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,949	17
Cash and cash equivalents at beginning of period	742	725

Cash and cash equivalents at end of period	$3,691	$742

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

Realization of Assets and Liquidity

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued into the unaudited quarter ending July 31, 2004. In view of this matter, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing and to succeed in our future operations.

        As of April 30, 2004 we had cash and cash equivalents of $3,691,000 and working capital of $4,732,000. In addition, on June 11, 2004 we acquired the silicon wafer manufacturing and recycling assets of EnCompass Materials Group, Ltd. ("EMG") (See Note 19). While we believe this acquisition will now provide the platform for us to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business, but to also launch a full scale silicon-on-insulator ("SOI") operation, we will need to raise significant additional capital in fiscal year 2005 if we are to successfully implement our current business plan for the acquired assets. As a result, we are currently working with several different sources, including both strategic and financial investors, in order to raise the capital necessary to finance both our continuing operations and our newly acquired assets from EMG.

        Based on available funds, financing opportunities, current plans and business conditions, we believe that our available cash, financing sources and amounts generated from operations will be sufficient to meet our cash requirements for the next 12 months. The assumptions underlying this belief include, among other things, that there will be no material adverse developments in the business or market in general. There can be no assurances however that those assumed events will occur. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

Cash Equivalents

        Cash equivalents include investments purchased with a maturity of less than ninety days. Cash balances held in foreign bank accounts were $478,000 and $543,000 at April 30, 2004 and 2003, respectively.

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

Goodwill

        Goodwill recorded on our consolidated balance sheet resulted from the acquisition of Chemotrade in 1998. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if the presence of certain circumstances indicates that impairment may have occurred. During the fourth quarter of the years ended April 30, 2003 and 2004, we completed our annual impairment test and concluded there was no impairment to our goodwill. Absent any impairment indicators, we expect to perform our next impairment test during the fourth quarter of the year ending April 30, 2005.

Long-Lived Assets

        Our policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, assets held and used in operations are evaluated for continuing value and proper useful lives by comparison to expected undiscounted future cash flows. If impairment has occurred, it is calculated based on the difference between the asset's carrying value and the underlying discounted future cash flows it is expected to generate.

        Prior to the adoption of SFAS No. 142 Goodwill and Other Intangible Assets, all intangible assets were evaluated for impairment using the methods described in the preceding paragraph. After the adoption of SFAS No. 142, amortizable intangible assets continue to use these methods. We determined that no impairment indicators were present during the years ended April 30, 2004 and 2003, and accordingly no impairment tests were performed for property and equipment or amortizable intangible assets.

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

Use of Estimates in the Financial Statements

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. These estimates are based upon management's best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Fair Values of Financial Instruments

        The fair value of cash and cash equivalents, trade receivables, trade payables and capital lease obligations approximates carrying value due to the short maturity of such instruments.

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

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Year Ended April 30,
	2004	2003
Net loss attributable to common stockholders, as reported	$(7,025)	$(1,106)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(412)	(305)

Adjusted net loss attributable to common stockholders	$(7,437)	$(1,411)

	Year Ended April 30,
	2004	2003
Basic and diluted net loss per share attributable to common stockholders
As reported	$(.53)	$(.09)
Adjusted	$(.56)	$(.12)

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

        As of April 30, 2004, a total of 10,570,958 outstanding stock options and common stock warrants, and 963,666, 9,000 and 32,950 outstanding shares of Series A, C and D Convertible Preferred Stock, respectively were excluded from the diluted net income (loss) per share calculations, as the inclusion would be anti-dilutive. As of April 30, 2003, a total of 5,232,840 outstanding stock options and common stock warrants, and 963,666 outstanding Series A Convertible Preferred Stock shares were excluded from the diluted computation, as the inclusion would be anti-dilutive.

Recently Issued Accounting Standards

        In May 2003, the Financial Accouting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in SFAS No. 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In November 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS No. 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS No. 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity ("VIE"). It defines VIE's as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE's that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. We are not the primary beneficiary of any SPEs at April 30, 2004. We adopted FIN 46(R) for non-SPE entities on April 30, 2004 and it did not have a material impact on our financial statements.

        We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

NOTE 2—FINANCIAL STATEMENT COMPONENTS

        Inventories consist of the following (in thousands):

	April 30,
	2004	2003
Finished goods	$407	$312
Work in process	508	414
Materials and supplies	70	22

	$985	$748

        Prepaid expenses and other current assets consists of the following (in thousands):

	April 30,
	2004	2003
Prepaid investment banking services (see Notes 7 and 8)	$92	$161
Prepaid insurance	—	32
Other	51	53

	$143	$246

        Property and equipment consists of the following (in thousands):

	April 30,
	2004	2003
Office furniture and equipment	$304	$272
Production equipment	648	631
Leasehold improvements	30	29

	982	932
Accumulated depreciation and amortization	(511)	(317)

	$471	$615

        Depreciation expense for the years ended April 30, 2004 and 2003 was $194,000 and $102,000, respectively.

        Intangible assets consists of the following (in thousands):

	April 30,
	2004	2003
Silicon Evolution, Inc. technology license agreement	$590	$590
Isotope-based trace detection technology (see Note 5)	273	273

	863	863
Accumulated amortization	(157)	(71)

	$706	$792

        Amortization expense for the years ended April 30, 2004 and 2003 was $86,000 and $71,000, respectively. Amortization expense associated with these intangible assets is anticipated to be approximately $86,000 per year over the remaining useful life of these assets.

        Accrued liabilities consist of the following (in thousands):

	April 30,
	2004	2003
Compensation	$103	$74
Customer advances and deposits	67	224
Other	86	98

	$256	$396

        Supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended April 30,
	2004	2003
Deemed dividends associated with beneficial conversion feature on Series C and D Convertible Preferred Stock	$2,862	$—
Common stock issued for intangible assets	$—	$273
Capital lease obligations for property and equipment (see Note 10)	$—	$154
Series 2002A Convertible Notes converted into common stock	$—	$1,000

        Supplemental disclosures of cash flow information (in thousands):

	Year Ended April 30,
	2004	2003
Cash paid during the period for:
Interest	$21	$24
Income taxes	$—	$—

NOTE 3—GAIN ON LEGAL SETTLEMENT WITH EAGLE-PICHER TECHNOLOGIES, LLC

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

NOTE 4—SALE OF CHEMOTRADE LEIPZIG GMBH

        On July 31, 2002, we sold our 75% interest in Chemotrade Leipzig GmbH ("CTL") to the 25% shareholder for 50,000 Euros (approximately $48,000). In accordance with the sales agreement, the transaction was effective as of May 1, 2002, with the new 100% shareholder controlling the operations from that point forward. We recognized a gain of $30,000, which is recorded as interest and other income in the accompanying consolidated statements of operations. The carrying amount of the major classes of assets and liabilities that were disposed in the transaction were: cash and cash equivalents $77,000, accounts receivable $201,000, prepaid expenses and other current assets $215,000, accounts payable $225,000, and accrued liabilities $268,000. CTL was previously included in our life sciences business segment before the disposition.

NOTE 5—ACQUISITION OF ISOTOPE-BASED TRACE DETECTION TECHNOLOGY

        In December 2002 we acquired certain isotope-based trace detection technology to be used to detect explosives and chemical and biological weapons from Institut of Umwelttechnologien GmbH ("IUT"), an entity in which we hold a 6% ownership interest. We issued to IUT 250,000 shares of restricted common stock for the isotope-based trace detection technology. In addition, we granted IUT a 15 percent ownership interest in our newly created subsidiary, IUTDT, that will own and commercialize the trace detection technology. Although legally formed, IUTDT has not yet been capitalized and as a result there has been no minority interest recorded in the accompanying consolidated balance sheets. The restricted common stock was valued at $273,000 based upon the closing price of our common stock on December 4, 2002. We have determined that these intangible assets have a finite life and as a result, we are amortizing them over their estimated useful life of ten years. We incurred amortization expense of $27,000 and $12,000 during the years ended April 30, 2004 and 2003, respectively.

        In December 2002, we acquired an option (at a cost of $50,000), to purchase an additional 29.1% of IUT from an unaffiliated party for an exercise price of $450,000. The option expired unexercised on February 28, 2003.

        In June 2004, we entered into an agreement with IUT whereby we acquired additional technology and agreed to fund $275,000 of research and development expenses on behalf of IUTDT during the year ending April 30, 2005. The research and development work will be completed by IUT and will be funded in steps based upon the completion of various milestones.

NOTE 6—CONSULTING AGREEMENT WITH INVESTOR RELATIONS SERVICES, INC.

        On December 18, 2001 we entered into a one-year consulting agreement with Investor Relations Services, Inc. ("IRSI") whereby we issued 500,000 shares of restricted common stock for consulting services consisting of financial advisory, strategic business planning and investor and public relations services. The shares of restricted common stock vested immediately and were considered full payment for services (including IRSI expenses) to be performed during the first six months of calendar 2002. The restricted common stock was valued at $515,000 based upon the closing price of our common stock on December 18, 2001 and was amortized ratably to consulting expense over the six-month period beginning January 1, 2002. During the last six months of calendar 2002 IRSI was to act as an advisor but to the extent that we requested IRSI to incur any expenses on our behalf, we would have been required to reimburse IRSI for such costs.

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

        During October 2002 and again in August 2003, IRSI disputed our termination of the agreement based upon nonperformance and requested to mediate the matter. On September 18, 2003, we settled the dispute in its entirety by issuing to IRSI 100,000 shares of our restricted common stock (valued at $97,000 based upon the fair market value of the stock). The value of the restricted common stock was expensed to selling, general and administrative expenses during the year ended April 30, 2004.

NOTE 7—INVESTMENT BANKING AGREEMENTS WITH VFINANCE, INC.

        On June 10, 2002 we entered into an agreement with vFinance, Inc. ("vFinance") whereby we issued 25,000 shares of restricted common stock (valued at $26,500 based upon the fair market value of the stock) and 200,000 common stock warrants (valued at $176,000 using the Black-Scholes pricing model) for investment banking, market making and consulting services. The common stock warrants vested immediately, are exercisable at $2.32 per share and expire on June 10, 2006. The agreement was cancelable by either party upon 30 days notification. The value of both the restricted common stock (which vested immediately) and the common stock warrants was being amortized to consulting expense over the twelve-month period (the expected life) of the agreement. During the year ended April 30, 2003 a dispute arose between the two parties whereby vFinance claimed that it was entitled to additional cash payments along with the shares of restricted common stock and common stock warrants in order to perform the required services under the new agreement. We determined that vFinance was not entitled to cash payments and refused to make such payment. It was doubtful that this dispute would be resolved and thus the value of the future services to be provided over the remaining life of the new agreement was expected to be minimal. As a result of the uncertainty of future benefit under this agreement, we expensed the entire $202,500 of value associated with the restricted common stock and common stock warrants to consulting services during the year ended April 30, 2003. The agreement expired in June 2003 and no additional cash payments were made.

        On October 22, 2003, we entered into a non-exclusive investment banking agreement with vFinance whereby we issued a common stock warrant (valued at $369,600 using the Black-Scholes pricing model of which $92,000 is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of April 30, 2004) to purchase 560,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately, expires on April 30, 2006 and is considered full payment for services to be provided through June 30, 2004. The common stock warrant is being expensed to selling, general and administrative expenses ratably over the eight-month period beginning November 1, 2003.

NOTE 8—CONSULTING AGREEMENTS WITH PARK CAPITAL SECURITIES, LLC

        In November 2002, we entered into an agreement with Park Capital Securities, LLC ("Park Capital") whereby we issued a common stock warrant (valued at $261,000 using the Black-Scholes pricing model) to purchase 300,000 shares of common stock at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires in November 2005 and was expensed to consulting services over the life of the agreement. We recognized consulting services expense of $161,000 and $100,000 related to this agreement during the years ended April 30, 2004 and 2003, respectively. The agreement terminated on December 31, 2003.

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital through December 31, 2004. In connection with this agreement, we issued a common stock warrant (valued at $355,000 using the Black-Scholes pricing model) to purchase 500,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately and expires on October 21, 2006. During 2004 Park Capital elected to terminate its business and as a result we expensed the entire value of the common stock warrant to selling, general and administrative expenses during the year ended April 30, 2004.

NOTE 9—INVESTOR RELATIONS AGREEMENT

        On November 1, 2003 we entered into a twelve-month agreement with Lippert/Heilshorn & Associates, Inc. ("Lippert/Heilshorn") to provide us with investor relations services through October 31, 2004. In connection with this agreement, we agreed to make monthly payments of $10,500 and we issued a common stock warrant to acquire 120,000 shares of our restricted common stock at $1.35 per share. The common stock warrant (valued at $76,800 using the Black-Scholes pricing model) vested immediately and expires on November 1, 2006. In April 2004, we terminated the investor relations services agreement and as a result we expensed the entire value of the common stock warrant to selling, general and administrative expenses during the year ended April 30, 2004.

NOTE 10—EQUIPMENT FINANCING AGREEMENT

        In October 2002, we entered into an agreement with Fidelity Capital ("Fidelity") whereby Fidelity agreed to provide up to $1,000,000 in equipment financing. This agreement was subsequently terminated with no new additional financings but as of April 30, 2004, principal amounts still outstanding under this facility were $86,000. Included in property and equipment, net as of April 30, 2004 and 2003 is equipment under capital leases with a cost basis of $154,000.

        The following represents the minimum lease payments remaining under capital leases as of April 30, 2004 (in thousands):

Year ending April 30,
2005	$61
2006	33

Total minimum lease payments	94
Less: amount representing interest	8

Present value of minimum lease payments	86
Less: current portion of obligation under capital leases	54

Long term obligation under capital leases	$32

NOTE 11—INCOME TAXES

        Deferred tax assets (liabilities) are comprised of the following (in thousands):

	April 30,
	2004	2003
Deferred tax assets
Accruals and expenses deductible in future periods	$1,441	$817
Net operating loss and credit carryforwards	3,715	2,633

Total deferred tax assets	5,156	3,450
Valuation allowance	(4,858)	(3,359)

	298	91
Deferred tax liabilities
Amortization and depreciation	(298)	(91)

	$—	$—

        Income tax expense (benefit) consists of the following (in thousands):

	April 30,
	2004	2003
Current
Federal	$—	$(70)
State	—	—
Foreign	—	—

	—	(70)
Deferred
Federal	—	—
State	—	—
Foreign	—	—

	—	—

	$—	$(70)

        A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

	April 30,
	2004	2003
Expected benefit at federal statutory rate	$(1,415)	$(400)
State taxes net of federal benefit	(129)	(36)
Foreign income taxed at different rates	25	6
Other items	20	62
Change in valuation allowance	1,499	298

	$—	$(70)

        The federal net operating loss carryforward of approximately $7,539,000 as of April 30, 2004 expires on various dates through 2024. In addition, Chemotrade has a net operating loss carryforward of approximately $2,000,000 which under current German tax law will not expire until utilized.

        We have established a full valuation allowance against the deferred tax assets because it is uncertain whether we will utilize these benefits due to continuing operating losses.

NOTE 12—DEBT AND LETTER OF CREDIT

        We currently have no lending facilities with any financial institutions, except for a line of credit available to Chemotrade in the amount of 100,000 Euros (approximately $120,000) and a letter of credit guarantee relating to imports and exports for $50,000. The line of credit carries an interest rate of 10.1% on all outstanding amounts and currently has no expiration date while the letter of credit expires February 28, 2005. There were no amounts outstanding under the line of credit as of April 30, 2004 and 2003, respectively.

NOTE 13—STOCKHOLDERS' EQUITY

Common Stock

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

Series D Convertible Preferred Stock

        On April 5, 2004 we completed a financing arrangement whereby we issued 32,950 shares of our Series D Convertible Preferred Stock and 600,000 common stock warrants to accredited investors who are affiliated with Mercator Advisory Group, LLC ("MAG") for $3,295,000. In addition, we paid MAG $230,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 2,400,000 shares of our common stock. The common stock warrants issued in this transaction are exercisable for one share of common stock with one third each at $1.10, $1.20 and $1.30, respectively and expire on April 5, 2007. The Series D Convertible Preferred Stock is convertible at $1.10 per share. On May 20, 2004, 6,000 shares of Series D Convertible Preferred Stock were converted into 545,455 shares of common stock.

        In accordance with the securities purchase agreement, we gained effectiveness on a registration statement associated with the common stock and the common stock underlying the common stock warrants on April 23, 2004.

        We have allocated the net proceeds received between the Series D Convertible Preferred Stock and related warrants to acquire 3,000,000 shares of common stock based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we have calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature contained in our Series D Convertible Preferred Stock to be $1,864,000, which has been reported as a deemed dividend for the year ended April 30, 2004 given that the preferred shares were convertible at the date of issuance.

        The Series D Convertible Preferred Stock is non-voting and has a liquidation preference equal to $100 per share. In addition, the holders of the Series D Convertible Preferred stock are entitled to receive dividends (if declared) subject to the prior rights of holders of all classes of stock at the time outstanding.

Series C Convertible Preferred Stock

        On January 27, 2004 we completed a financing arrangement whereby we issued 22,000 shares of our Series C Convertible Preferred Stock and 200,000 common stock warrants to accredited investors who are affiliated with MAG for $2,200,000. In addition, we paid MAG $200,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 227,701 shares of our common stock. Each common stock warrant issued in this transaction is exercisable for one share of common stock at $1.25 per share and expires on January 27, 2007. The Series C Convertible Preferred Stock is convertible (or has since been converted) at a price to be determined as 80% of the market price (which is defined as the average of the lowest three inter-day trading prices of our common stock for the five consecutive trading days immediately preceding the conversion date) of our common stock on the day of conversion, but not greater than $1.25 per share nor less than $0.95 per share (equating to a range of 1,760,000 to 2,315,790 shares of common stock). During the year ended April 30, 2004, 13,000 shares of Series C Convertible Preferred Stock were converted (at $.95 per share) into 1,368,421 shares of common stock.

        In accordance with the securities purchase agreement, we gained effectiveness on a registration statement associated with the common stock and the common stock underlying the common stock warrants on March 8, 2004.

        We have allocated the net proceeds received between the Series C Convertible Preferred Stock and related warrants to acquire 427,701 shares of our common stock based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we have calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature contained in our Series C Convertible Preferred Stock to be $998,000, which has been reported as a deemed dividend for the year ended April 30, 2004 given that the preferred shares were convertible at the date of issuance.

        The Series C Convertible Preferred Stock is non-voting and has a liquidation preference equal to $100 per share. In addition, the holders of the Series C Convertible Preferred stock are entitled to receive dividends (if declared) subject to the prior rights of holders of all classes of stock at the time outstanding.

        In conjunction with pursuing the financing agreement with MAG, we were simultaneously working with vFinance as an alternate source of funding. In order to compensate vFinance for their services, on February 27, 2004 we issued them a common stock warrant (valued at $84,000 using the Black-Scholes pricing model) to purchase 150,000 shares of our restricted common stock at $1.25 per share. The common stock warrant vested immediately and expires April 30, 2006.

Series A Convertible Preferred Stock

        On April 30, 2004 we had 963,666 shares of Series A Convertible Preferred Stock outstanding with a liquidation preference of $1.50 per share. The Series A Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A Convertible Preferred Stock. Subsequent to year-end, on May 3, 2004, 463,358 shares of Series A Convertible Preferred Stock were converted into 926,716 shares of common stock.

        The Redemption Trigger Date for the Series A Convertible Preferred Stock was the business day immediately following the thirtieth consecutive trading day that the average closing price during such trading days (or, if no closing price is reported, the average of the bid and ask prices) of the shares of common stock was above $8.00 per share (which minimum price shall be proportionally adjusted for stock splits, stock dividends, reverse stock splits and any other subdivision or combination of the common stock). As we have met the Redemption Trigger Date, we may now redeem all or any part of the Series A Convertible Preferred Stock at our election at any time and from time to time. The Series A Convertible Preferred Stock is convertible into common stock at the option of the holder until and unless we choose to redeem such shares and, until converted, at any meeting of our shareholders, each share of Series A Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series A Convertible Preferred Stock is then convertible.

        Under the terms of the Series A Convertible Preferred Stock private placement, the related shareholders had anti-dilution rights if we issued or sold common stock after July 29, 1999 for a per share consideration less than the current exercise price of the related warrants. The 3,085,622 common stock warrants associated with this private placement expired unexercised on July 29, 2002.

        There are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. Prior to our September 2003 financing, the preferred stock was convertible at 1.67 shares of common stock for each share of Series A Convertible Preferred Stock outstanding. We did not believe that the financing completed in September 2003 (see Common Stock) caused any further adjustment to the conversion price, but the holders of the Series A Convertible Preferred Stock expressed their disagreement. In November 2003, we entered into a settlement agreement with the holders of the Series A Convertible Preferred Stock and as a result, the preferred shares are now convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding.

Series 2002A Convertible Notes

        On March 20, 2002 we completed a financing arrangement whereby we issued $1,000,000 in Series 2002A Convertible Notes along with 200,000 detachable common stock warrants. As a result of allocating the proceeds between the convertible notes and the detachable warrants on a relative fair value basis, we recorded a discount to the convertible notes of $190,000. In addition, after applying the provisions of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of EITF Issue 98-5 to Certain Convertible Instruments", we determined that the conversion feature on the $1,000,000 convertible notes had an intrinsic value of $430,000, which was recorded as an additional discount to the convertible notes. The discount to the convertible notes was being amortized to interest expense over the life of the convertible notes. During the year ended April 30, 2003, the $1,000,000 of convertible notes were converted to 1,000,000 shares of common stock. As a result of the conversion of the notes to common stock, we expensed the entire remaining discount amount of $546,000 to interest expense during the year ended April 30, 2003.

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

Stock Option and Purchase Plans

1996 Stock Option Plan

        Our 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of

April 30, 2004, there remain 358,769 options outstanding and zero shares available for grant under the 1996 Stock Option Plan.

Directors' Stock Option Plan

        The 1998 Directors' Plan provides that each person serving as a member of the Board, who is not an employee of Isonics, receive options to purchase 20,000 shares of common stock when such person accepts his position as a director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a director provided such person is not an employee of Isonics at the time of election. The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors' plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options' termination. As of April 30, 2004, options to purchase a total of 130,000 shares were outstanding under the directors' plan.

Executive and Incentive Stock Option Plans

        In November 1996 (and modified subsequently), the Board of Directors adopted the Executives' Incentive and Incentive Stock Option Plans authorizing the granting of up to 1,000,000 and 500,000 incentive and nonqualified stock options respectively, to our key employees, directors or consultants. Effective November 13, 2001, our shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 2,000,000 and 1,000,000, respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over four to five years and expire five to ten years after the date of grant. As of April 30, 2004, options to purchase a total of 1,256,878 shares were outstanding and 1,356,484 shares were available for grant under the Executive and Incentive Stock Option Plans.

Employee Stock Purchase Plan

        The employee stock purchase plan has reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value of our common stock at the beginning or the end of the offering period. As of April 30, 2004, 48,538 shares have been issued under the plan.

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

        For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2004 and 2003, respectively; no expected dividends, volatility of 100%; risk-free interest rate of 4.0%; and expected lives of four to eight years. A summary of the status of our stock option plans as of April 30, 2004 and 2003, and changes during the years ended on these dates is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2002	1,568,473	$1.69
Granted	275,000	$.98
Exercised	—	—
Canceled	(53,243)	$4.60

Outstanding, April 30, 2003	1,790,230	$1.50
Granted	230,000	$1.18
Exercised	—	—
Canceled	(274,583)	$1.46

Outstanding, April 30, 2004	1,745,647	$1.39

        The weighted average fair value of options granted during the years ended April 30, 2004 and 2003 was $.95 and $.79, respectively.

        The following information applies to options outstanding at April 30, 2004:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise price
$0.58	207,340	$0.58	2	207,340	$0.58
$1.00-$1.44	1,196,878	$1.08	6	809,378	$1.12
$1.69-$2.19	191,429	$1.75	5	166,429	$1.75
$3.50	80,000	$3.50	3	80,000	$3.50
$5.50-$6.25	70,000	$5.71	1	70,000	$5.71

	1,745,647	$1.39		1,333,147	$1.50

Warrants

        We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO, services and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2002	6,178,232	$2.35
Warrants issued for services	520,000	1.51
Expired	(3,255,622)	3.04

Outstanding, April 30, 2003	3,442,610	1.57
Warrants issued for services	1,380,000	1.27
Warrants issued in connection with financings	4,327,701	1.22
Exercised	(225,000)	1.25
Expired	(100,000)	1.88

Outstanding, April 30, 2004	8,825,311	$1.35

        The outstanding warrants as of April 30, 2004, are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Expiration Date
Class B Warrants	1,780,110	$1.50	12-31-2005
Class C Warrants	202,500	$2.50	12-31-2005
Other Warrants	6,842,701	$1.28		(1)

	8,825,311	$1.35

(1)
The other warrants expire at various dates ranging from June 30, 2004 through July 31, 2007.

NOTE 14—BUSINESS SEGMENTS AND FOREIGN OPERATIONS

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

        Information by segment is set forth below (in thousands):

	2004	2003
Segment revenues:
Life sciences	$8,202	$8,854
Semiconductor materials and products	519	197

Total	$8,721	$9,051

Segment operating (loss) income
Life sciences	$486	$1,099
Semiconductor materials and products	(1,213)	(1,009)
Reconciling amounts	(3,445)	(2,646)

Total	$(4,172)	$(2,556)

Total assets:
Life sciences	$4,066	$3,807
Semiconductor materials and products	1,037	1,193
Reconciling amounts	3,578	747

Total	$8,681	$5,747

        A summary of our operations by geographic area is presented below (in thousands):

	2004	2003
Net revenues
United States	$6,238	$6,079
Germany	2,483	2,972

Total	$8,721	$9,051

Operating (loss) income
United States	$(4,206)	$(2,652)
Germany	34	96

Total	$(4,172)	$(2,556)

Total assets
United States	$5,914	$2,956
Germany	2,767	2,791

Total	$8,681	$5,747

NOTE 15—EMPLOYEE BENEFIT PLAN

        We have a profit sharing plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our employees. Company contributions to the plan aggregated approximately $32,000 and $30,000 for the years ended April 30, 2004 and 2003, respectively.

NOTE 16—CONCENTRATIONS

        As of April 30, 2004, three customers accounted for approximately 34% of total net accounts receivable. Three customers accounted for approximately 46% of total net accounts receivable at

April 30, 2003. One customer (Eastern Isotopes) accounted for approximately 32% of revenues for the year ended April 30, 2004. Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 29% and 17%, respectively of revenues for the year ended April 30, 2003. Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 33%, 20% and 19%, respectively of the German operation's revenues for the year ended April 30, 2004. Four customers (Perkin Elmer Life Sciences, IBT SA, Revis LTD and International Isotopes) accounted for approximately 43%, 15%, 13% and 12%, respectively of the German operation's revenues for the year ended April 30, 2003. Two customers accounted for approximately 49% of the German operation's accounts receivable at April 30, 2004. Two customers accounted for approximately 52% of the German segment's accounts receivable at April 30, 2003.

NOTE 17—RELATED PARTY TRANSACTIONS

        On January 1, 2002, we entered into a one-year consulting agreement with HS-CONSULT GMBH ("HSC") primarily to assist Chemotrade in buying and selling isotope products. HSC primarily consists of our former managing director of Chemotrade and an additional former key employee of Chemotrade. The consulting agreement expired on December 31, 2002 and required a monthly payment of 5,500 Euros for the services to be provided. In connection with the agreement we also issued a common stock warrant (valued at $44,000 using the Black-Scholes pricing model) to purchase 50,000 shares of restricted common stock at $1.20 per share. The common stock warrant vested and was exercisable immediately. The common stock warrant expires on December 31, 2004 and was amortized to consulting expense over the life of the agreement. The consulting agreement was renewed for terms of one year on January 1, 2004 and 2003 and requires monthly payments of 5,500 Euros.

        On December 23, 2003, we borrowed $40,000 from James E. Alexander, our President and Chief Executive Officer. We repaid the loan in full, plus interest at 12% per annum, on January 30, 2004.

        On September 9, 2003, we borrowed $100,000 from Stephen Burden, our Vice President of Semiconductor Materials and Products. We repaid the loan in full, plus interest at 12% per annum, on September 11, 2003. On November 19, 2003 we borrowed an additional $100,000 from Stephen Burden. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. The loan was repaid in full, plus interest in January 2004.

        On August 26, 2003 and July 30, 2003, we borrowed $120,000 and $80,000, respectively from Daniel Grady, our Vice President of Life Sciences. We repaid the loans in full, plus interest at 12% per annum, on September 11, 2003 and August 4, 2003, respectively. On November 18, 2003, we borrowed an additional $120,000 from Daniel Grady. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. The loan was repaid in full, plus interest in January 2004.

        On January 1, 2002 we extended our cooperation agreement on a month-to-month basis with Interpro Zinc, LLC ("Interpro") to continue leasing office, laboratory and storage space at our current location. We incurred rental expense to Interpro of $8,000 and $57,000 for the years ended April 30, 2004 and 2003, respectively. Our lease with Interpro expired effective July 31, 2003.

NOTE 18—COMMITMENTS

        In August 2003, we entered into a month-to-month lease (at a rate of $2,800 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

        We rent additional office facilities under operating leases expiring through September 2005. Rent expense for operating leases was $249,000 and $232,000 for the years ended April 30, 2004 and 2003, respectively. Future minimum annual operating lease commitments are as follows (in thousands):

Year ending April 30,
2005	$75
2006	19

$94

        In December 2003 we extended our production, marketing and sales agreement with our supplier of Oxygen—18 through July 2010. The agreement requires the purchase of certain quantities at prices to be determined as a percentage of the then prevailing market price. Under the terms of the agreement, we estimate that our purchase obligation (based on estimates of future market prices) is approximately $30,000,000 through the end of the agreement.

        As of April 30, 2004 we had commitments outstanding for capital expenditures of approximately $700,000.

NOTE 19—SUBSEQUENT EVENT

        On June 11, 2004, we acquired the silicon wafer manufacturing and recycling assets of EMG for approximately $3,551,000. The purchase price consisted of a $1,700,000 promissory note (secured by the assets acquired and certain other assets owned by us relating to our SOI business) payable over 33 months with an interest rate of 6%, 731,930 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the common stock), payment of approximately $380,000 to satisfy certain of EMG's obligations and assumption of approximately $300,000 of certain future obligations. In addition, we assumed operating leases (that expire in various years through fiscal 2011) with future commitments of approximately $1,200,000. We are currently in the process of completing our valuation of the assets acquired and the related purchase accounting associated with this transaction. We anticipate that this will be completed during our quarter ended October 31, 2004.

        In conjunction with this acquisition, in May 2004 we established our wholly owned subsidiary Isonics Vancouver, Inc. ("Isonics Vancouver"). Isonics Vancouver is a Washington based entity that now conducts our SOI and manufacturing and reclamation of silicon wafer operations.

QuickLinks

PART II
PART III
SIGNATURES
ISONICS CORPORATION AND SUBSIDIARIES Index to Financial Statements
Report of Independent Registered Public Accounting Firm
Isonics Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
Isonics Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
Isonics Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
Isonics Corporation and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
Isonics Corporation and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS