Form 10QSB
period 2004-07-31
ISONICS CORP
filed 2004-09-20
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2004

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

Yes   ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, no par value, was 19,574,986 at September 10, 2004.

Transitional Small Business Disclosure Format (check one):

Yes   ☐  No ☒

Isonics Corporation and Subsidiaries

TABLE OF CONTENTS

FORM 10-QSB

Part I:  Financial Information

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited) July 31, 2004	April 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,796	$3,691
Accounts receivable (net of allowances of $56 and $16, respectively)	1,041	851
Inventories	1,879	985
Prepaid expenses and other current assets	323	143
Total current assets	5,039	5,670

LONG-TERM ASSETS
Property and equipment, net	3,352	471
Goodwill	2,254	1,807
Intangible assets, net	732	706
Other assets	120	27
Total long-term assets	6,458	3,011

TOTAL ASSETS	$11,497	$8,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited) July 31, 2004	April 30, 2004
CURRENT LIABILITIES:
Current portion of obligation under capital leases	$66	$54
Accounts payable	1,453	628
Accrued liabilities	434	256
Current portion of note payable	539	—
Total current liabilities	2,492	938

OBLIGATION UNDER CAPITAL LEASES, net of current portion	73	32

NOTE PAYABLE, net of current portion	1,161	—

TOTAL LIABILITIES	3,726	970

STOCKHOLDERS’ EQUITY:
Preferred Stock; 10,000,000 shares authorized
Series A Convertible Preferred Stock—no par value; 500,308 and 963,666 shares issued and outstanding on July 31, 2004 and April 30, 2004, respectively; $750,462 and $1,445,499 liquidation preference on July 31, 2004 and April 30, 2004, respectively	386	745
Series C Convertible Preferred Stock-no par value; 9,000 shares issued and outstanding on July 31, 2004 and April 30, 2004; $900,000 liquidation preference on July 31, 2004 and April 30, 2004	1,141	1,141
Series D Convertible Preferred Stock-no par value; 26,950 and 32,950 shares issued and outstanding on July 31, 2004 and April 30, 2004, respectively; $2,695,000 and $3,295,000 liquidation preference on July 31, 2004 and April 30, 2004, respectively	3,050	3,727
Common stock—no par value; 40,000,000 shares authorized; 18,173,073 and 15,344,913 shares issued and outstanding on July 31, 2004 and April 30, 2004, respectively	17,775	14,817
Additional paid in capital	6,732	6,732
Deferred compensation	(94)	(104)
Accumulated deficit	(21,219)	(19,347)
Total stockholders’ equity	7,771	7,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,497	$8,681

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,
	2004	2003
Revenues	$2,285	$2,285
Cost of revenues	2,587	1,730
Gross margin	(302)	555

Operating expenses:
Selling, general and administrative	1,346	1,083
Research and development	230	65
Total operating expenses	1,576	1,148

Operating loss	(1,878)	(593)

Other income (expense):
Foreign exchange	12	(15)
Interest and other income	13	24
Interest expense	(19)	(7)
Total other income (expense), net	6	2
Loss before income taxes	(1,872)	(591)
Income tax expense	—	—
NET LOSS	$(1,872)	$(591)

Net loss per share-basic and diluted
Net loss per share attributable to common stockholders	$(.11)	$(.05)
Weighted average common shares used in computing per share information	16,852	12,115

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended July 31,
	2004	2003

Net cash used in operating activities	$(2,341)	$(298)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(240)	—
Acquisition of business, net of cash acquired	(49)
Cash used in investing activities	(289)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	—	170
Proceeds from issuance of common stock	751	4
Principal payments under capital lease obligations	(16)	(12)
Cash provided by financing activities	735	162

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(1,895)	(136)
Cash and cash equivalents at beginning of period	3,691	742
Cash and cash equivalents at end of period	$1,796	$606

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$24	$4
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$69	$—
Accruals for property and equipment	$281	$—

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of July 31, 2004, and for the three months ended July 31, 2004 and 2003 have been prepared on the same basis as the annual audited financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2004.

Realization of Assets and Liquidity

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern.  However, we have sustained substantial losses from operations in recent years, and such losses have continued through August 31, 2004.  In view of this matter, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing and to succeed in our future operations.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

As of July 31, 2004, we had cash and cash equivalents of $1,796,000 and working capital of $2,547,000.  On June 11, 2004, we acquired the silicon wafer manufacturing and recycling assets of EnCompass Materials Group, Ltd. (“EMG”) (See Acquisition of Business and Assets of Encompass Materials Group, Ltd.).  While we believe this acquisition will now provide the platform for us to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business, but to also launch a full scale silicon-on-insulator (“SOI”) operation, we will need to raise significant additional capital in fiscal year 2005 if we are to successfully implement our current business plan for the acquired assets.  With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures, we have sufficient cash available to fund our short-term working capital requirements through October 31, 2004.  As a result, we are currently working with several different sources, including both strategic and financial investors, in order to raise the capital necessary to finance both our continuing operations and our newly acquired assets from EMG.  If we are unable to raise the necessary capital, we will implement various cost saving measures that would allow us to continue into the new calendar year.

The assumptions underlying the above statements include, among other things, that there will be no material adverse developments in the business or market in general.  There can be no assurances however that those assumed events will occur.  If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended July 31,
	2004	2003
Net loss, as reported	$(1,872)	$(591)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(60)
Adjusted net loss	$(1,917)	$(651)

	Three Months Ended July 31,
	2004	2003
Net loss per share
Basic and diluted - as reported	$(.11)	$(.05)
Basic and diluted - adjusted	$(.11)	$(.05)

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

As of July 31, 2004, a total of 9,880,958 outstanding stock options and common stock warrants and 500,308, 9,000 and 26,950 outstanding shares of Series A, C and D Convertible Preferred Stock, respectively were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.  As of July 31, 2003, a total of 5,182,840 outstanding stock options and common stock warrants and 963,666 outstanding shares of Series A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.

During the three month period ended July 31, 2004, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2004	15,344,913
Conversion of preferred stock	1,472,171
Exercise of common stock warrants	620,000
Shares issued from employee stock purchase plan	4,059
Shares issued for acquisition of assets	731,930
Balance as of July 31, 2004	18,173,073

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $2,958,000 for the three months ended July 31, 2004.

Inventories

Inventories consist of the following (in thousands):

	July 31, 2004	April 30, 2004
Finished goods	$792	$407
Work in process	677	508
Materials and supplies	410	70
Total inventories	$1,879	$985

Property and equipment

Property and equipment consist of the following (in thousands):

	July 31, 2004	April 30, 2004
Office furniture and equipment	$376	$304
Production equipment	2,901	648
Leasehold improvements	261	30
Construction in process	505	—
	4,043	982
Accumulated depreciation and amortization	(691)	(511)
Total property and equipment	$3,352	$471

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2004	April 30, 2004
Compensation	$113	$103
Customer advances and deposits	57	67
Inventories	74	—
Other	190	86
Total accrued liabilities	$434	$256

Significant customers

As of July 31, 2004, three customers accounted for approximately 45% of total net accounts receivable.  Three customers accounted for approximately 34% of total net accounts receivable at April 30, 2004.  Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 24% and 18%, respectively, of revenues for the three months ended July 31, 2004.  Two customers (Eastern Isotopes and Perkin Elmer Life Sciences) accounted for approximately 31% and 11%, respectively, of revenues for the three months ended July 31, 2003.  Three customers (Perkin Elmer Life Sciences, IBT SA, and International Isotopes ) accounted for 58%, 11% and 10%, respectively of the German operation’s revenues for the three months ended July 31, 2004.  Three customers (Perkin Elmer Life Sciences, IBT SA, and International Isotopes) accounted for approximately 44%, 24%, and 15%, respectively, of the German operation’s revenues for the three months ended July 31, 2003.  Two customers accounted for approximately 72% of the German operation’s accounts receivable at July 31, 2004.  Two customers accounted for approximately 49% of the German operation’s accounts receivable at April 30, 2004.

Business Segments and Foreign Operations

We currently have two reportable segments: life sciences and semiconductor materials and products.  Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications.  Our semiconductor materials and products segment manufactures and reclaims silicon wafers, sells SOI wafers and is involved in several research and development projects including silicon-28.  Reconciling items consist primarily of corporate expenses that have not been allocated to a specific reportable segment.

Information by segment is set forth below (in thousands):

	Three Months Ended July 31,
	2004	2003
Segment revenues:
Life sciences	$1,951	$2,022
Semiconductor materials and products	334	263
Total	$2,285	$2,285

	Three Months Ended July 31,
	2004	2003
Segment operating (loss) income:
Life sciences	$164	$166
Semiconductor materials and products	(1,040)	(132)
Reconciling amounts	(1,002)	(627)
Total	$(1,878)	$(593)

	July 31, 2004	April 30, 2004
Total assets:
Life sciences	$4,389	$4,066
Semiconductor materials and products	5,359	1,037
Reconciling amounts	1,749	3,578
Total	$11,497	$8,681

A summary of operations by geographic area is as follows:

	Three Months Ended July 31,
	2004	2003
Revenues:
United States	$1,582	$1,731
Germany	703	554
Total	$2,285	$2,285

	Three Months Ended July 31,
	2004	2003
Operating loss:
United States	$(1,860)	$(579)
Germany	(18)	(14)
Total	$(1,878)	$(593)

	July 31, 2004	April 30, 2004
Total assets:
United States	$8,690	$5,914
Germany	2,807	2,767
Total	$11,497	$8,681

Acquisition of Business and Assets of Encompass Materials Group, Ltd.

On June 11, 2004, we acquired the silicon wafer manufacturing and recycling assets of EMG.  The results of the operations associated with the acquired assets have been included in the condensed consolidated financial statements since that date.  EMG was engaged in the business of manufacturing and reclamation of silicon wafers.  As a result of the acquisition, we not only have entered into the business of manufacturing and reclamation of silicon wafers but we also expect to use the acquired assets as a platform to launch our full scale SOI operations.  In conjunction with this acquisition, in May 2004 we established our wholly owned subsidiary Isonics Vancouver, Inc. (“Isonics Vancouver”).  Isonics Vancouver is a Washington based entity that now conducts our SOI and manufacturing and reclamation of silicon wafer operations.

The aggregate purchase price was $2,920,000, which consisted of a $1,700,000 promissory note (secured by the assets acquired and certain other assets owned by us relating to our SOI business) payable over 33 months with an interest rate of 6%, 731,930 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the common stock on June 11, 2004) and $49,000 of legal and accounting fees.  In addition, we assumed operating leases (that expire in various years through fiscal year 2011) with future commitments of approximately $1,200,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition including property and equipment, which was based on an independent third party valuation.  While we believe the purchase accounting associated with this transaction to essentially be complete, there is always the possibility that it may be subject to refinement.

Current assets	$604,000
Property and equipment	2,497,000
Other assets	16,000
Intangible assets	50,000
Goodwill	447,000
Total assets acquired	3,614,000
Current liabilities	(694,000)
Net assets acquired	$2,920,000

The $447,000 of goodwill was assigned to the semiconductor materials and products segment which is expected to be deductible for tax purposes.  The $50,000 of intangible assets relates to customer lists and will be amortized ratably over its estimated life of 3 years.  There was no in-process research and development acquired in this transaction.

The $1,700,000 promissory note is payable by our subsidiary, Isonics Vancouver.  In accordance with the terms of the acquisition of the business and assets of EMG, we have guaranteed all payments (totaling $1,854,000 including interest) of such loan should Isonics Vancouver be in default at any point over the life of the loan.

The following table summarizes our results of operations for the three months ended July 31, 2004 and 2003 as if the acquisition of the business and assets of EMG had occurred on May 1, 2004 and 2003, respectively.  There have been no adjustments made to the historical results of EMG.

	Three months ended July 31, 2004	Three months ended July 31, 2003
Revenue	$2,661,000	$3,147,000
Net loss	$(2,234,000)	$(868,000)
Net loss per share – basic and diluted	$(.13)	$(.07)

Convertible Preferred Stock

There are provisions associated with the Series A Convertible Preferred Stock (“Series A Stock”) that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio.  The Series A Stock is convertible at two shares of common stock for each share of Series A Stock outstanding.  On May 3, 2004, 463,358 shares of Series A Stock were converted into 926,716 shares of common stock.  As of September 10, 2004, there were 500,308 shares of Series A Stock outstanding convertible into 1,000,616 shares of common stock based upon the current conversion ratio.

On May 20, 2004, 6,000 shares of Series D Convertible Preferred Stock (“Series D Stock”) were converted into 545,455 shares of common stock.  On September 10, 2004, 5,000 shares of Series D Stock were converted into 454,545 shares of common stock.  As a result, as of September 10, 2004, there were 21,950 shares of Series D Stock outstanding convertible into 1,995,455 shares of common stock.

On August 23, 2004, 3,000 shares of Series C Convertible Preferred Stock (“Series C Stock”) were converted into 315,789 shares of common stock.  On September 10, 2004, 6,000 shares of Series C Stock were converted into 631,579 shares of common stock.  As a result, as of September 10, 2004, there were zero shares of Series C Stock outstanding.

Commitments

In June 2004, we entered into an agreement with IUT whereby we agreed to fund $275,000 of research and development expenses on behalf of IUTDT during the year ending April 30, 2005.  The research and development work will be completed by IUT and will be funded in steps based upon completion of various milestones.  We funded the first $100,000 of this commitment in June 2004 (which was recorded as research and development expense on the accompanying condensed consolidated statement of operations).

As of July 31, 2004, we had commitments outstanding for capital expenditures of approximately $800,000.

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

General Discussion

Founded in 1992, we are an advanced materials and technology company focusing on the supply of isotopes for life sciences and health-care applications and silicon-on-insulator (“SOI”) wafers to the semiconductor industry.  Most recently, in June 2004 we acquired the business and assets of EMG, which was engaged in the business of manufacturing and reclamation of silicon wafers.  In addition, we continue to develop additional products created from materials whose natural isotopic ratios have been modified as well as non-isotopic (natural) materials.  An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom’s nucleus.  The different number of neutrons can create significantly different nuclear properties.  Radioactivity is the most well known of these properties.  Radioactive isotopes (or radioisotopes) can be found in nature.  Most of our radioisotopes, however, are man-made.  Stable isotopes, as distinguished from radioisotopes, are not radioactive.

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

While we currently are focusing on these two markets, we continue to evaluate other applications for stable isotopes, radioisotopes and non-isotopic materials.  In December 2002, we acquired certain isotope-based trace detection technology that can be used to detect explosives and chemical and biological weapons.  We acquired this technology through our 85%-owned subsidiary, IUT Detection Technology, Inc. (“IUTDT”) from Institut of Umwelttechnologien GmbH (“IUT”), an entity in which we hold a 6% ownership interest.  (IUT owns the remaining 15% of IUTDT.)  If and when we begin sales of these detection products, we expect these products to constitute a third market (the homeland security market) for our products.  We are continuing to pursue research and development opportunities with respect to the technology we acquired from IUT under a research and development agreement we entered into with IUT, as well as continuing research and development of our silicon-28 semiconductor materials.

We also sell isotopes for use in basic scientific research and industrial applications.  We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semiconductor materials.

Prior to our acquisition of the business and assets of EMG, we developed an integration plan which was predicated on making numerous changes to the related business that we believed if made, would result in significant productivity improvements and cost reductions.  Our plan required a structured three-five month implementation process, and was started within the first three weeks after the acquisition of the business and assets of EMG in June 2004.  While we don’t anticipate to start seeing the benefits of our cost reduction program until the end of our second fiscal quarter, we did incur costs associated with the integration of the business, establishing processes and procedures (aimed at lowering the overall future costs of the operation) within the plant and hiring the proper personnel necessary to bring the assets to their full operating capacity.  In addition, our revenues during the quarter ended July 31, 2004 were significantly less than the historical run rates at EMG (due mainly to the unavailability of a key production tool, which has since been corrected).  These integration expenses, reduced revenues and the fact that we won’t begin to see the results of our cost savings program until the end of our second fiscal quarter have generated significant losses (including negative gross margins) during the three months ended July 31, 2004.

With the successful implementation of our plan (which we believe will be substantially completed by the end of our second fiscal quarter), we expect to gradually increase our revenues (through increased sales to both current and new customers) and lower our operating costs (through the implementation of new production processes).  As a result, we anticipate that our gross margin will gradually begin to improve during the quarter ending October 31, 2004 and will continue to do so through the end of our year ending April 30, 2005.  We cannot however provide any assurance that this will come to fruition.

We have been required to make significant cash investments in our SOI wafer manufacturing operations, our newly-acquired wafer manufacturing and reclamation operations, and for research and development of our homeland security and silicon-28 semiconductor technology.  We anticipate that we will be required to make significant additional investments of cash, personnel, and materials in these operations in the future.  In addition, as a result of our acquisition of the silicon wafer manufacturing and recycling assets of EMG in June 2004, we will need to raise significant additional capital in fiscal year 2005 if we are to successfully implement our current business plan for the acquired assets.   With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures, we have sufficient cash available to fund our short-term working capital requirements through October 31, 2004.  As a result, we are currently working with several different sources, including both strategic and financial investors, in order to raise the capital necessary to finance both our continuing operations and our newly acquired assets from EMG.  If we are unable to raise the necessary capital, we will implement various cost saving measures that would allow us to continue into the new calendar year.

The assumptions underlying the above statements include, among other things, that there will be no material adverse developments in the business or market in general.  There can be no assurances however that those assumed events will occur.  If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

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

	Three Months Ended July 31,
	2004	2003

Revenues	100.0%	100.0%
Cost of revenues	113.2	75.7
Gross margin	(13.2)	24.3

Operating expenses:
Selling, general and Administrative	58.9	47.4
Research and development	10.1	2.8
Total operating expenses	69.0	50.2
Operating loss	(82.2)	(25.9)

Other income (expense), net	.3	—
Loss before income taxes	(81.9)	(25.9)
Income tax expense	—	—
NET LOSS	(81.9)%	(25.9)%

Revenues

Revenues remained flat during the three months ended July 31, 2004 as compared to the same period of our prior fiscal year, although our revenues from our semiconductor materials and products segment did reflect an increase during this period as compared to revenues from our life sciences segment which reflected a decrease, as described in the following table:

	Three months ended July 31,
	2004	2003
Life sciences
Domestic	$1,248,000	$1,468,000
International	$703,000	$554,000

Semiconductor materials and products	$334,000	$263,000

Total	$2,285,000	$2,285,000

As a significant portion of our revenues are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products, the result could have a material effect on both our revenues and related cash flows.

The decrease in revenues from domestic isotope product sales for the three months ended July 31, 2004 was primarily the result of a significant decrease in the unit price of oxygen-18, which was partially offset by an increase in volume.

While the substantial majority of our revenues at our German subsidiary are derived from the sale of radioisotopes, we have had difficulty in the United States with our ability to enter the radioisotope market.  The difficulty arises from the fact that our potential customers have long established relationships with their suppliers (who are mostly foreign) and as a result they are hesitant to change.  While we continue to work towards increasing our share in the domestic radioisotope market to a meaningful number, we can offer no assurances that we will be able to do so.

The substantial majority of our domestic isotope product sales result from the sale of oxygen-18.  Our sales volume continues to increase, but because the per-unit price of oxygen-18 has been decreasing as a result of increasing competition, we have not been able to increase total sales revenue in this market.   As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than the continuing decreases in the anticipated future market price for that product.  The market for oxygen-18 in the United States is continuing to expand and we are actively bidding to become the supplier for additional customers. While we believe that we will be successful in increasing our gross revenues and margin in sales of oxygen-18 in the future  (notwithstanding the decreasing per-unit margins), we can offer no assurance that we will be able to do so in the face of the domestic and international competition in this market.

The increase in revenues from international isotope product sales for the three months ended July 31, 2004 was primarily the result of a significant increase in sales of radioisotopes.

In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States where the volume of sales (although not the per-unit price) is growing at a significant rate).  The quality of our product is high but we must wait until our potential customers’ current supply agreements terminate before we will be able to bid on new supply contracts.  Our ability to significantly increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market.  While we anticipate that we will continue to obtain European oxygen-18 customers in fiscal year 2005 (we have obtained two new customers as of September 10, 2004), the process is expected to be slow and we cannot provide any assurance that we will be able to do so.

The increase in revenues from semiconductor materials and products sales for the three months ended July 31, 2004 was primarily due to the additional revenues generated from the business and assets acquired from EMG in June 2004.  We only included revenues and operating results from that business for approximately 45 days during the quarter.  In addition, although revenues increased as a result of the acquisition of the EMG business and assets, the increase was not as large as we had anticipated (due mainly to the unavailability of a key production tool, which has since been corrected).  Included in revenues for the three months ended July 31, 2003 was $200,000 related to the sale of silicon-28 as a bulk isotope.

As a result of our acquisition of the business and assets of EMG in June 2004, we believe we now have the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but also to launch a full scale SOI operation.  Although we are currently in the process of integrating the acquired business and assets with our own semiconductor materials and products operations, we anticipate a significant increase in semiconductor materials and products sales for the year ending April 30, 2005, however we cannot provide any assurance that this will come to fruition.  Results for the first six weeks of the second quarter of our fiscal year ending April 30, 2005 indicate that sales from our semiconductor materials and products operations (which includes the business and assets acquired from EMG) are beginning the expansion we had earlier contemplated.  It is premature, however, to project the results of that expansion either for the entire current quarter or during the current fiscal year.

We do not anticipate significant revenues from sales of silicon-28 based products during the remainder of fiscal year 2005.  We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28.  We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance microprocessor segment of the semiconductor market.  We can offer no assurance, however that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

Our gross margins decreased during the three months ended July 31, 2004 as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended July 31,
	2004		2003
Dollar amount	$(302,000)		$555,000
Percent of revenues	(13.2%	)	24.3%

The decrease in gross margin is due mainly to the negative margins generated by the business and assets acquired from EMG in June 2004 and partially by a continuing degradation of the price of oxygen-18.

In general, we anticipate that our margins will continue to decline as oxygen-18 prices decrease and until we can generate a positive margin for the semiconductor materials and products segment.  With the acquisition of the business and assets of EMG in June 2004, we believe we now have the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation and as a result, we anticipate that the gross margin from sales of semiconductor and materials and products (both in dollar value and as a percentage of revenues) will increase over time.

We have begun to implement our integration plan which was predicated on making numerous changes to the related business that we believed if made, would result in significant productivity improvements and cost reductions. This process is currently ongoing and, although we believe it will reflect beneficial results and a reduction in overall expenses (and, therefore, an improvement of our margins), it is premature to make any definitive prediction.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased during the three months ended July 31, 2004 as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months ended July 31,
	2004	2003
Dollar amount	$1,346,000	$1,083,000
Percent of revenues	58.9%	47.4%

Both the dollar and percentage increase for the three months ended July 31, 2004 is attributable primarily to an increase in consulting and other professional services expenses and an increase in headcount and facility costs related to the expansion of our SOI operations (primarily due to the acquisition of the business and assets of EMG in June 2004).

As a result of the financings we completed during the year ended April 30, 2004 and our acquisition of the business and assets of EMG in June 2004, we anticipate that we will increase our selling, general and administrative expenses during the remainder of fiscal year 2005 through anticipated increased marketing efforts for our semiconductor materials and products segment.  In addition, if we are able to obtain the necessary funding, we will increase our selling, general and administrative expenses during the remainder of fiscal year 2005 in an effort to market the isotope-based trace detection technology that we acquired from IUT if products attractive to the market can be developed and then successfully manufactured using that technology.  There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Research and Development Expenses

Our research and development expenses increased during the three months ended July 31, 2004 as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months ended July 31,
	2004	2003
Dollar amount	$230,000	$65,000
Percent of revenues	10.1%	2.8%

Both the dollar and percentage increases for the three months ended July 31, 2004 are primarily related to an increase in research and development expenses associated with our isotope-based detection technology.

Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products, SOI products and potential markets for economic and technical feasibility.  In June 2004, we entered into an agreement with IUT to fund $275,000 of research and development expenses on behalf of IUTDT in fiscal 2005 (of which $100,000 has been funded as of September 10, 2004) and we anticipate that if we obtain additional financing, we may incur additional research and development costs associated with the detection technology that we acquired from IUT. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies and our SOI processes.  Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant.  We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

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

Other Income (Expense), net

Other Income (Expense), net increased during the three months ended July 31, 2004 as compared to the same period of our prior fiscal year as reflected in the following table:

	Three months ended July 31,
	2004	2003
Dollar amount	$6,000	$2,000

For the three months ended July 31, 2004 and 2003, other income (expense), net includes interest income and expense and foreign currency gains and losses.

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

Net Loss

Our net losses increased during the three months ended July 31, 2004 as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended July 31
	2004	2003
Dollar amount	$(1,872,000)	$(591,000)

We anticipate that losses will continue until (if ever): (i) revenues from our current operations (including our newly acquired assets from EMG) substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.  We expect that our net loss will continue during at least the short term as we continue to incorporate and integrate the business and assets acquired from EMG into our operations, as we continue our marketing and research efforts to expand sales and develop new products in our life sciences segment and as we continue research and development efforts to commercialize the NeutroTest technology for the homeland security market.

Net income in future years will be dependent upon our ability to increase net revenues (and related margins) faster than we increase our operating expenses.  As a result of our acquisition of the business and assets of EMG in June 2004, we believe we now have the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation.  However, we anticipate that our operations during the remainder of fiscal year 2005 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

Our working capital and liquidity have eroded significantly during the three months ended July 31, 2004.  Working capital decreased $2,185,000, to $2,547,000 at July 31, 2004, from $4,732,000, at April 30, 2004.

Our principal source of funding for the three months ended July 31, 2004 was from the exercise of common stock warrants.  Our principal source of funding for the three months ended July 31, 2003 was from short- term loans.  We used cash in operating activities of $2,341,000 and $298,000 during the three months ended July 31, 2004 and 2003, respectively.  Cash used in operating activities for the three months ended July 31, 2004 and 2003 was principally the result of a net loss of $1,872,000 and $591,000, respectively.

As a significant portion of our revenues and accounts receivable are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products or fail to pay our accounts receivable, the result could have a material effect on both our revenues and related cash flows.

Our investing activities used cash of $289,000 and $0 for the three months ended July 31, 2004 and 2003, respectively.  Cash used in investing activities for the three months ended July 31, 2004 resulted from purchases of property and equipment and the acquisition of the business and assets of EMG.

Financing activities provided cash of $735,000 and $162,000 for the three months ended July 31, 2004 and 2003, respectively. Cash provided by financing activities for the three months ended July 31, 2004 resulted primarily from the exercise of common stock warrants.  Cash provided by financing activities for the three months ended July 31, 2003 resulted primarily from short-term loans.

At July 31, 2004, we had $1,796,000 of cash and cash equivalents, a decrease of  $1,895,000, compared to $3,691,000, at April 30, 2004.

On June 11, 2004, we acquired the silicon wafer manufacturing and recycling assets of EMG.

The aggregate purchase price was $2,920,000 which consisted of a $1,700,000 promissory note (secured by the assets acquired and certain other assets owned by us relating to our SOI business) payable over 33 months with an interest rate of 6%, 731,930 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the common stock on June 11, 2004) and $49,000 of legal and accounting fees.  In addition, we assumed operating leases (that expire in various years through fiscal year 2011) with future commitments of approximately $1,200,000.

There are provisions associated with the preferred stock private placement completed on July 29, 1999 that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio.  The Series A Stock is convertible at two shares of common stock for each share of Series A Stock outstanding.  On May 3, 2004, 463,358 shares of Series A Stock were converted into 926,716 shares of common stock.  As of August 31, 2004 there were 500,308 shares of Series A Stock outstanding convertible into 1,000,616 shares of common stock based upon the current conversion ratio.

As of July 31, 2004, we had commitments outstanding for capital expenditures of approximately $800,000.

Although we are currently in full compliance with Nasdaq requirements, our stock was trading at prices significantly below the $1.00 per share Nasdaq minimum bid price requirement at times during calendar 2004.  The volatility of our stock price, our current price and our financial condition may result in our failing to meet Nasdaq’s requirements.  As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market.  We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock.

At the present time, our working capital is primarily dependent on financing received from accredited investors.  In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development, and investing activities. We do not expect working capital to increase from activities other than our financing activities until (if ever) we are able to increase our revenues to exceed our cash out-flows (assuming we are able to increase our revenues) or complete a financing arrangement.

At the end of our most recent fiscal year we had sufficient working capital to finance our anticipated operations and projected negative cash flow into our 2006 fiscal year.  However, on June 11, 2004 we acquired the silicon wafer manufacturing and recycling assets of EMG.  While we believe this acquisition will now provide the platform for us to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business, but to also launch a full scale SOI operation, we will need to raise significant additional capital in fiscal year 2005 if we are to successfully implement our current business plan for the acquired assets.  With our anticipated revenues from operations during the period and projecting our cash flow on the basis of our historical expenditures, we have sufficient cash available to fund our short-term working capital requirements through October 31, 2004.  As a result, we are currently working with several different sources, including both strategic and financial investors, in order to raise the capital necessary to finance both our continuing operations and our newly acquired assets from EMG.  If we are unable to raise the necessary capital, we will implement various cost saving measures that would allow us to continue into the new calendar year.

The assumptions underlying the above statements include, among other things, that there will be no material adverse developments in the business or market in general.  There can be no assurances however that those assumed events will occur.  If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

Contractual Cash Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-KSB for the year ended April 30, 2004.

Critical Accounting Policies

The material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

Goodwill and Intangible Assets

Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method.  Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142.  We acquired intangible assets from Silicon Evolution, Inc. (“SEI”), IUT and EMG subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142.  Included in our assets at July 31, 2004, is goodwill related to the acquisition of Chemotrade in 1998 and the business and assets of EMG in June 2004 with a net carrying value of $1,807,000 and $447,000, respectively.

In accordance with SFAS No. 142, we have completed our annual impairment test (as of April 30, 2004) on our life sciences reporting unit, which has recorded goodwill.  In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow Method (“DCF Method”) in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate.  As a result of the testing, we determined that there is no impairment of goodwill.  We are required to assess goodwill for impairment at least annually, or when circumstances indicate that impairment may have occurred.  We expect to complete our annual impairment test on our semiconductor materials and products reporting unit as of April 30, 2005 (unless circumstances suggest the need for earlier testing).

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

Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001, the isotope-based trace detection technology we acquired from IUT in December 2002 and customer lists associated with the acquisition of the business and assets of EMG in June 2004.  We initially determined that the intangible assets acquired from SEI had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they were not amortized but rather tested annually for impairment.  During the year ended April 30, 2003, upon further evaluation of the uses and applications of the acquired technology and the advancement of the development of our SOI business plan, we determined that the intangible assets no longer had an indefinite life and as a result, the assets are now being amortized over their estimated useful life of ten years.  The isotope-based trace detection technology is also being amortized over its estimated useful life of ten years (which is based upon many factors including the time it will take to develop the technology, the expected life of the finalized product(s) and the estimated lives of similar products) while the customer list is being amortized over its estimated useful life of three years .  We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of useful lives for these intangible assets.  Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future.

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

PART II

OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Acquisition of Business and Assets of EMG

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

(e)                                  The common stock issued in this transaction is not convertible or exchangeable.  No warrants were issued in this transaction.  We did grant the holder certain registration rights, including piggy-back registration rights for the shares issued, and the right to demand registration if the shares have not been registered before December 11, 2004.

(f)                                    We received no cash proceeds from the issuance of the shares.

Exercise of Common Stock Warrants

During the quarter ended July 31, 2004, we issued 620,000 shares of common stock as a result of the exercise of common stock warrants (at an average exercise price of $1.20 per share).

Item 6: Exhibits

Exhibits.

31. Certification pursuant to Sarbanes-Oxley Section 302

32. Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 20th day of September 2004.

Isonics Corporation
(Registrant)

By	/s/James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/John V. Sakys
John V. Sakys
Chief Accounting Officer and Chief Financial Officer