Form 10QSB
period 2004-10-31
ISONICS CORP
filed 2004-12-15
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2004

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

Yes ☒   No ☐

The number of shares outstanding of the registrant’s Common Stock, no par value, was 26,183,496 at December 10, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

Isonics Corporation

TABLE OF CONTENTS

FORM 10-QSB

Part I:	Financial Information

	Item 1:	Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2004 and April 30, 2004
Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2004 and 2003
Notes to Condensed Consolidated Financial Statements

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3:	Controls and Procedures

Part II:	Other Information

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 6:	Exhibits

Signatures

Part I:  Financial Information

Item 1:   Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	October 31, 2004	April 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$6,624	$3,691
Accounts receivable (net of allowances of $75 and $16, respectively)	966	851
Inventories	1,879	985
Prepaid expenses and other current assets	529	143
Total current assets	9,998	5,670

LONG-TERM ASSETS:
Property and equipment, net	4,667	471
Goodwill	2,254	1,807
Intangible assets, net	707	706
Other assets	141	27
Total long-term assets	7,769	3,011

TOTAL ASSETS	$17,767	$8,681

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	October 31, 2004	April 30, 2004
CURRENT LIABILITIES:
Current portion of obligation under capital leases	$68	$54
Accounts payable	1,994	628
Accrued liabilities	892	256
Current portion of note payable	653	—
Total current liabilities	3,607	938

OBLIGATION UNDER CAPITAL LEASES, net of current portion	56	32

NOTE PAYABLE, net of current portion	994	—

TOTAL LIABILITIES	4,657	970

STOCKHOLDERS’ EQUITY:
Preferred Stock; 10,000,000 shares authorized
Series A Convertible Preferred Stock—no par value; 6,666 and 963,666 shares issued and outstanding on October 31, 2004 and April 30, 2004, respectively; $9,999 and $1,445,499 liquidation preference on October 31, 2004 and April 30, 2004, respectively	5	745
Series C Convertible Preferred Stock—no par value; zero and 9,000 shares issued and outstanding on October 31, 2004 and April 30, 2004, respectively; zero and $900,000 liquidation preference on October 31, 2004 and April 30, 2004, respectively	—	1,141
Series D Convertible Preferred Stock—no par value; 5,000 and 32,950 shares issued and outstanding on October 31, 2004 and April 30, 2004, respectively; $500,000 and $3,295,000 liquidation preference on October 31, 2004 and April 30, 2004, respectively	566	3,727
Series E Convertible Preferred Stock—no par value; 33,000 and zero shares issued and outstanding on October 31, 2004 and April 30, 2004, respectively; $3,300,000 and zero liquidation preference on October 31, 2004 and April 30, 2004, respectively	3,938	—
Common stock—no par value; 40,000,000 shares authorized; 25,856,678 and 15,344,913 shares issued and outstanding on October 31, 2004 and April 30, 2004, respectively	26,509	14,817
Additional paid in capital	7,069	6,732
Deferred compensation	(84)	(104)
Accumulated deficit	(24,893)	(19,347)
Total stockholders’ equity	13,110	7,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,767	$8,681

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues	$3,065	$2,214	$5,350	$4,499
Cost of revenues	3,907	1,741	6,494	3,471
Gross margin	(842)	473	(1,144)	1,028

Operating expenses:
Selling, general and administrative	1,475	986	2,821	2,069
Research and development	138	165	368	230
Total operating expenses	1,613	1,151	3,189	2,299

Operating loss	(2,455)	(678)	(4,333)	(1,271)

Other income (expense):
Foreign exchange	5	(10)	17	(25)
Interest and other income	12	6	25	30
Interest expense	(30)	(5)	(49)	(12)
Total other income (expense), net	(13)	(9)	(7)	(7)
loss before income taxes	(2,468)	(687)	(4,340)	(1,278)
Income tax expense	—	—		—
NET LOSS	$(2,468)	$(687)	$(4,340)	$(1,278)

DEEMED DIVIDEND ON PREFERRED STOCK	$(1,206)	$—	$(1,206)	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,674)	$(687)	$(5,546)	$(1,278)

Net loss per share—basic and diluted

Net loss per share attributable to common stockholders	$(.20)	$(.05)	$(.31)	$(.10)
Shares used in computing per share information	18,746	12,651	17,799	12,383

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended October 31,
	2004	2003

Net cash used in operating activities	$(4,965)	$(1,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(517)	(4)
Acquisition of business, net of cash acquired	(49)	—

Cash used in investing activities	(566)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(53)	(170)
Proceeds from issuance of notes payable	—	170
Proceeds from issuance of common stock	5,479	1,084
Proceeds from issuance of preferred stock	3,069	—
Principal payments under capital lease obligations	(31)	(24)
Cash provided by financing activities	8,464	1,060

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	2,933	(264)
Cash and cash equivalents at beginning of period	3,691	742
Cash and cash equivalents at end of period	$6,624	$478

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$41	$13
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:

Common stock issued in legal settlement	$—	$97
Capital lease obligation for property and equipment	69	—
Accruals for property and equipment	1,542	—

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of October 31, 2004, and for the three and six months ended October 31, 2004 and 2003 have been prepared on the same basis as the annual audited financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2004.

Realization of Assets and Liquidity

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern.  However, we have sustained substantial losses from operations in recent years, and such losses have continued through December 10, 2004.  In view of this matter, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing and to succeed in our future operations.  The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

As of October 31, 2004, we had cash and cash equivalents of $6,624,000 and working capital of $6,391,000.  On June 11, 2004, we acquired the silicon wafer manufacturing and recycling assets of EnCompass Materials Group, Ltd. (“EMG”) (See Acquisition of Business and Assets of Encompass Materials Group, Ltd.).  Upon acquisition, we implemented an integration plan, which we believed if made, would result in significant productivity improvements and cost reductions.  The integration plan however has not achieved the results we anticipated and as a result our semiconductor materials and products segment has generated significant negative gross margins and an operating loss of $2,608,000 for the six months ended October 31, 2004 (as compared to an overall company wide operating loss of $4,333,000 for the six months ended October 31, 2004).  As the implementation of our integration plan has not achieved the results we anticipated, we are making several additional changes (above those contemplated in our original integration plan) to the manufacturing processes associated with our manufacturing and reclamation of silicon wafer business in order to achieve the substantial reduction in costs that is required to allow that business to operate profitably.  At the same time we are considering all additional available strategic options including scaling back the silicon wafer reclamation operations (which may also lead to an impairment of goodwill and intangible assets). Concurrently we are also working to redeploy resources to our other higher margin, strategic product lines, including the manufacturing of SOI wafers, which was the original impetus for the acquisition of the EMG assets. While we anticipate that the course we ultimately take will significantly reduce operating expenses (and correspondingly reduce the negative gross margin) at our semiconductor materials and products segment, it is currently unclear as to the timing and amount of that reduction. We cannot however, provide any assurances that we will be able to do so.

As we continue to work towards reducing the negative margins and operating losses in our semiconductor materials and products segment, we did complete a private placement in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and with the exercise of common stock warrants whereby we received $5,428,000 during the six months ended October 31, 2004, we have sufficient cash available to fund our working capital requirements into our 2006 fiscal year.

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

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation to employees and directors (in thousands, except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(3,674)	$(687)	$(5,546)	$(1,278)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(93)	(60)	(138)	(120)
Adjusted net loss	$(3,767)	$(747)	$(5,684)	$(1,398)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net loss per share attributable to common stockholders
Basic and diluted – as reported	$(.20)	$(.05)	$(.31)	$(.10)
Basic and diluted – adjusted	$(.20)	$(.06)	$(.32)	$(.11)

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

As of October 31, 2004, a total of 7,371,458 outstanding stock options and common stock warrants and 6,666, 5,000 and 33,000 outstanding shares of Series A, D and E Convertible Preferred Stock, respectively were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive.  As of October 31, 2003, a total of 7,102,840 outstanding stock options and common stock warrants and 963,666 outstanding shares of Class A Convertible Preferred Stock were excluded from the diluted net income (loss) per share calculations, as the inclusion would be anti-dilutive.

During the six month period ended October 31, 2004, we issued the following shares of Common Stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2004	15,344,913
Conversion of preferred stock	5,402,276
Exercise of common stock warrants	4,328,500
Shares issued from employee stock purchase plan	4,059
Exercise of employee stock options	45,000
Shares issued for acquisition of assets	731,930
Balance as of October 31, 2004	25,856,678

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $11,692,000 for the six months ended October 31, 2004.

Inventories

Inventories consist of (in thousands):

	October 31, 2004	April 30, 2004
Finished goods	$840	$407
Work in process	646	508
Materials and supplies	393	70
Total inventories	$1,879	$985

Property and equipment

Property and equipment consist of the following (in thousands):

	October 31, 2004	April 30, 2004
Office furniture and equipment	$377	$304
Production equipment	2,930	648
Leasehold improvements	295	30
Construction in process	2,008	—
	5,610	982
Accumulated depreciation and amortization	(943)	(511)
Total property and equipment	$4,667	$471

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	October 31, 2004	April 30, 2004
Compensation	$134	$103
Customer advances and deposits	50	67
Equipment	425	—
Other	283	86
Total accrued liabilities	$892	$256

Significant Customers

As of October 31, 2004, three customers accounted for approximately 32% of total net accounts receivable.  Three customers accounted for approximately 34% of total net accounts receivable at April 30, 2004.  One customer (Eastern Isotopes) accounted for approximately 21% of revenues for the six months ended October 31, 2004.  One customer (Eastern Isotopes) accounted for approximately 18% of revenues for the three months ended October 31, 2004.  One customer (Eastern Isotopes) accounted for approximately 33% of revenues for the six months ended October 31, 2003.  One customer (Eastern Isotopes) accounted for approximately 35% of revenues for the three months ended October 31, 2003.

Three customers (Perkin Elmer Life Sciences, International Isotopes and IBT SA) accounted for approximately 48%, 18% and 15%, respectively of the German operation’s revenues for the six months ended October 31, 2004.  Three customers (Perkin Elmer Life Sciences, International Isotopes and IBT SA) accounted for approximately 34%, 26% and 19%, respectively of the German operation’s revenues for the three months ended October 31, 2004.  Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 36%, 25% and 21%, respectively of the German operation’s revenues for the six months ended October 31, 2003.  Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 27%, 26% and 26%, respectively of the German operation’s revenues for the three months ended October 31, 2003.  Two customers accounted for approximately 79% of the German operation’s accounts receivable at October 31, 2004.  Two customers accounted for approximately 49% of the German operation’s accounts receivable at April 30, 2004.

Business Segments and Foreign Operations

We currently have two reportable segments: life sciences and semiconductor materials and products.  Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications.  Our semiconductor materials and products segment manufactures and reclaims silicon wafers, sells SOI wafers and is involved in several research and development projects including silicon-28.  Reconciling items consist primarily of corporate and homeland security expenses that have not been allocated to a specific reportable segment.

Information by segment is set forth below (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Segment revenues:
Life sciences	$2,156	$2,082	$4,107	$4,104
Semiconductor materials and products	909	132	1,243	395
Total	$3,065	$2,214	$5,350	$4,499

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Segment operating (loss) income:
Life sciences	$(199)	$303	$(35)	$469
Semiconductor materials and products	(1,568)	(265)	(2,608)	(397)
Reconciling amounts	(688)	(716)	(1,690)	(1,343)
Total	$(2,455)	$(678)	$(4,333)	$(1,271)

	October 31, 2004	April 30, 2004
Total Assets:
Life sciences	$4,330	$4,066
Semiconductor materials and products	6,896	1,037
Reconciling amounts	6,541	3,578
Total	$17,767	$8,681

A summary of operations by geographic area is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net revenues:
United States	$2,370	$1,681	$3,952	$3,412
Germany	695	533	1,398	1,087
Total	$3,065	$2,214	$5,350	$4,499

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Operating (loss) income:
United States	$(2,449)	$(686)	$(4,309)	$(1,265)
Germany	(6)	8	(24)	(6)
Total	$(2,455)	$(678)	$(4,333)	$(1,271)

	October 31, 2004	April 30, 2004
Total Assets:
United States	$15,042	$5,914
Germany	2,725	2,767
Total	$17,767	$8,681

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

The $447,000 of goodwill was assigned to the semiconductor materials and products segment and is expected to be deductible for tax purposes.  The $50,000 of intangible assets relates to customer lists and is being amortized ratably over its estimated life of 3 years.  There was no in-process research and development acquired in this transaction.

The $1,700,000 promissory note is payable by our subsidiary, Isonics Vancouver.  In accordance with the terms of the acquisition of the business and assets of EMG, we have guaranteed all payments (totaling $1,854,000 including interest) of such loan should Isonics Vancouver be in default at any point over the life of the loan.

The following table summarizes our results of operations for the three and six months ended October 31, 2004 and 2003 as if the acquisition of the business and assets of EMG had occurred on May 1, 2004 and 2003, respectively.  There have been no adjustments made to the historical results of EMG.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues	$3,065	$3,101	$5,726	$6,248
Net loss attributable to common stockholders	$(3,674)	$(1,110)	$(5,908)	$(1,978)
Net loss attributable to common stockholders per share – basic and diluted	$(.20)	$(.09)	$(.33)	$(.16)

Private Placement

On October 4, 2004 we completed a financing arrangement whereby we issued 33,000 shares of our Series E Convertible Preferred Stock (“Series E Stock”) and 614,000 common stock warrants to Asset Managers, Inc. (“AMI”) for $3,300,000. In addition, we paid AMI $251,000 in due diligence fees and related expenses. Each common stock warrant is exercisable for one share of common stock through October 4, 2007.  One-half (307,000) of the common stock warrants have an exercise price of $1.24 per share while the remaining half (307,000) of the common stock warrants have an exercise price of $1.35 per share.

The Series E Stock is convertible into common stock at a price equal to 85% of Market Price on the conversion date, but at a price no higher than $1.24 per share (the “Ceiling Price”) and no lower than $1.00 per share (the “Floor Price”).  For purposes of determining the Conversion Price, the “Market Price” shall be the average of the lowest three intra-day trading prices of Isonics’ common stock (which need not occur on consecutive trading days) during the 5 trading days immediately preceding the conversion date.

We have an obligation to register the shares underlying the Series E Stock and the common stock warrants, including the obligation to file a registration statement by November 7, 2004 and to obtain effectiveness of the registration statement within 70 days after the filing of the registration statement.  We are currently in default of our obligation and as a result, we are incurring a penalty of $2,000 per day until the registration statement is filed.  In addition, as a result of not meeting the deadline to file the registration statement, the preferred stock is now convertible into common stock at a price equal to 75% of the Market Price on the conversion date (subject to the same Floor and Ceiling Prices) as discussed above.

We have allocated the proceeds received between the Series E Stock and related warrants based on the relative fair value of each instrument.  In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we have calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument.  As a result, we determined that the value of the beneficial conversion feature contained in our Series E Stock (based upon a $1.24 conversion price) to be $1,206,000, which has been reported as a deemed dividend for the three and six months ended October 31, 2004.

The Series E Stock is non-voting and has a liquidation preference equal to $100 per share.  In addition, the Series E Stock bears a dividend of 8% per annum, payable in cash, in arrears, monthly, commencing on October 4, 2004.  The dividend obligation terminates after one year or earlier if the Series E Stock is converted to common stock.

Convertible Preferred Stock

There are provisions associated with the Series A Convertible Preferred Stock (“Series A Stock”) that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio.  The Series A Stock is convertible at two shares of common stock for each share of Series A Stock outstanding.  During the six months ended October 31, 2004, 957,000 shares of Series A Stock were converted into 1,914,000 shares of common stock.  As of December 10, 2004, there were 6,666 shares of Series A Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio.

During the six months ended October 31, 2004, 9,000 shares of Series C Convertible Preferred Stock (“Series C Stock”) were converted into 947,368 shares of common stock.  As a result of these conversions, there are no shares of Series C Stock outstanding.

During the six months ended October 31, 2004, 27,950 shares of Series D Convertible Preferred Stock (“Series D Stock”)  were converted into 2,540,908 shares of common stock.  On November 1, 2004, 2,000 additional shares of Series D Stock were converted into 181,818 shares of common stock.  As of December 10, 2004, there were 3,000 shares of Series D Stock outstanding convertible into 272,727 shares of common stock.

Commitments and Contingencies

In June 2004, we entered into an agreement with Institut of Umwelttechnologien GmbH (“IUT”) whereby we agreed to fund $275,000 of research and development expenses on behalf of IUT Detection Technology, Inc. (“IUTDT”) during the year ending April 30, 2005.  The research and development work will be completed by IUT and will be funded in steps based upon completion of various milestones.  We funded the first $100,000 of this commitment in June 2004 (which was recorded as research and development expense on the accompanying condensed consolidated statement of operations) and subsequently funded a second $100,000 in November 2004.

We are currently responding to requests for information received from the Nasdaq Stock Market (“Nasdaq”) with respect to the significant trading volume and volatility that occurred in October following announcements related to our homeland security and defense division.  While we have and will continue to provide all information and documents as requested by Nasdaq, it is currently unclear as to when Nasdaq will be completed with this process.

As of October 31, 2004, we had commitments outstanding for capital expenditures of approximately $1,600,000.

Isonics Homeland Security and Defense Corporation

On October 7, 2004, we established Isonics Homeland Security and Defense Corporation (“HSDC”), a wholly owned Delaware corporation to consolidate our efforts in the homeland security market.  In connection with the establishment of HSDC, we created an advisory board, which provides guidance and advice to HSDC in matters of technology, business and applications as we develop technologies and products for the homeland security marketplace.  In November 2004 we issued 300,000 common stock warrants (valued at $669,000 using the Black-Scholes pricing model) to three newly hired advisory board members.  The common stock warrants vested immediately, are exercisable at $4.00 per share, expire on November 1, 2007 and will be expensed to selling, general and administrative expenses during our third fiscal quarter.

Letter of Intent to Acquire Protection Plus Security Consultants, Inc.

On December 2, 2004, we entered into a non-binding letter of intent to acquire Protection Plus Security Consultants, Inc. (“Protection Plus”), an international provider of advanced security and investigative services.  The letter of intent contemplates a purchase price of 1,000,000 shares of restricted common stock and a contingent amount consisting of 500,000 common stock warrants exercisable at $4.00 per share.  The common stock warrants may be earned in the future by meeting predetermined future earnings goals.  The closing of this proposed transaction is subject to standard due diligence procedures and closing conditions.

New Accounting Standards

In March 2004, the FASB issued consensus on EITF 03-6 Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share related to calculating earnings per share with respect to using the two-class method for participating securities.  This pronouncement was effective for all periods after March 31, 2004 and required prior periods to be restated.  As we have incurred net losses in the current and prior periods, and as our preferred stock does not have a contractual obligation to share in our losses, the adoption of EITF 03-6 had no impact on our financial condition or the results of our operations.

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

While we currently are focusing on these two markets, we continue to evaluate other applications for stable isotopes, radioisotopes and non-isotopic materials.  In December 2002, we acquired certain isotope-based trace detection technology that can be used to detect explosives and chemical and biological weapons.  We acquired this technology through our 85%-owned subsidiary, IUTDT from IUT, an entity in which we hold a 6% ownership interest.  (IUT owns the remaining 15% of IUTDT.)  If and when we begin sales of these detection products, we expect these products to constitute a third market (the homeland security market) for our products.  We are continuing to pursue research and development opportunities with respect to the technology we acquired from IUT under a research and development agreement we entered into with IUT, as well as continuing research and development of our silicon-28 semiconductor materials.  We have transferred our 85% interest in IUTDT to our new, wholly-owned subsidiary, HSDC.

We also sell isotopes for use in basic scientific research and industrial applications.  We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semiconductor materials.  At the present time (and as described in more detail below), our life sciences segment is being adversely affected by increased domestic and international competition.  While we are developing strategies to address these issues and gain a competitive advantage, we cannot offer any assurances that we will succeed in doing so.

Prior to our acquisition of the business and assets of EMG, we developed an integration plan which was predicated on making numerous changes to the related business that we believed if made, would result in significant productivity improvements and cost reductions.  Our original plan required a structured three to five month implementation process, and was started within the first three weeks after the acquisition of the business and assets of EMG in June 2004.  While we didn’t anticipate to start seeing the benefits of our cost reduction program until the end of our second fiscal quarter, we did incur costs associated with the integration of the business, establishing processes and procedures (aimed at lowering the overall future costs of the operation) within the plant and hiring the proper personnel necessary to bring the assets to their full operating capacity.  In addition, our revenues during the six months ended October 31, 2004 were at times significantly less than the historical run rates at EMG (due mainly to the unavailability of a key production tool, which has since been corrected).  These integration expenses, reduced revenues and the fact that we haven’t begun to see the results of our cost savings program have generated significant negative gross margins and an operating loss of $2,608,000 in our semiconductor materials and products segment for the six months ended October 31, 2004.

As the implementation of our integration plan has not achieved the results we anticipated, we are making several additional changes (above those contemplated in our original integration plan) to the manufacturing processes associated with our manufacturing and reclamation of silicon wafer business in order to achieve the substantial reduction in costs that is required to allow that business to operate profitably.  At the same time we are considering all additional available strategic options including scaling back the silicon wafer reclamation operations (which may also lead to an impairment of goodwill and intangible assets). Concurrently we are also working to redeploy resources to our other higher margin, strategic product lines, including the manufacturing of SOI wafers, which was the original impetus for the acquisition of the EMG assets. While we anticipate that the course we ultimately take will significantly reduce operating expenses (and correspondingly reduce the negative gross margin) at our semiconductor materials and products segment, it is currently unclear as to the timing and amount of that reduction. We cannot however, provide any assurances that we will be able to do so.

We have been required to make significant cash investments in our SOI wafer manufacturing operations, our newly-acquired wafer manufacturing and reclamation operations and for research and development of our homeland security and silicon-28 semiconductor technology.  We anticipate that we will be required to make significant additional investments of cash, personnel, and materials in these operations in the future. During the quarter ended October 31, 2004, we raised in excess of $8 million through the issuance of our Series E Stock and the exercise of common stock warrants and as a result, we believe we have enough cash to execute our business plan well into our 2006 fiscal year.

Our revenues in the future will depend on our success in developing and selling products in the semiconductor and stable and radioactive isotope markets, and (ultimately, if and when product development has been completed) in our homeland security division.  Our profitability will be dependent upon our ability to manage our costs and to increase our revenues in all of our business segments.  Consistent with our historical experience, our quarterly results have been materially affected by the size, timing, and quantity of orders and product shipments during a given quarter.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of net sales.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	127.5	78.6	121.4	77.2
Gross margin	(27.5)	21.4	(21.4)	22.8

Operating expenses:
Selling, general and Administrative	48.1	44.5	52.7	46.0
Research and development	4.5	7.5	6.9	5.1
Total operating expenses	52.6	52.0	59.6	51.1
Operating loss	(80.1)	(30.6)	(81.0)	(28.3)

Other income (expense), net	(.4)	(.4)	(.1)	(.1)
Loss before income taxes	(80.5)	(31.0)	(81.1)	(28.4)
Income tax expense	—	—	—	—
NET LOSS	(80.5)%	(31.0)%	(81.1)%	(28.4)%

Revenues

Revenues increased during both the three and six months ended October 31, 2004 as compared to the same periods of our prior fiscal year, as described in the following table:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Life sciences
Domestic	$1,461,000	$1,549,000	$2,709,000	$3,017,000
International	$695,000	$533,000	$1,398,000	$1,087,000

Semiconductor materials and products	$909,000	$132,000	$1,243,000	$395,000

Total	$3,065,000	$2,214,000	$5,350,000	$4,499,000

As a significant portion of our revenues are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products, the result could have a material effect on both our revenues and related cash flows.

The decrease in revenues from domestic isotope product sales for the three and six months ended October 31, 2004 was primarily the result of a decrease in the unit price of oxygen-18, which was partially offset by an increase in volume.

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

The substantial majority of our domestic isotope product sales result from the sale of oxygen-18.  Our sales volume continues to increase, but because the per-unit price of oxygen-18 has been decreasing as a result of increasing competition, we have not been able to increase total sales revenue in this market.  As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than the continuing decreases in the anticipated future market price for that product.  While the market for oxygen-18 in the United States continues to expand, it appears that the supply for oxygen-18 may be growing at an even faster rate, which will continue to depress the price of oxygen-18.  We are actively bidding to become the supplier for additional customers and while we hope that we will be successful in increasing our gross revenues and margin in sales of oxygen-18 in the future  (notwithstanding the decreasing per-unit margins), we can offer no assurance that we will be able to do so in the face of the domestic and international competition in this market.

The increase in revenues from international isotope product sales for the three and six months ended October 31, 2004 was primarily the result of a significant increase in sales of radioisotopes.

In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of  its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States where the volume of sales (although not the per-unit price) is growing at a significant rate).  The quality of our product is high but we must wait until our potential customers’ current supply agreements terminate before we will be able to bid on new supply contracts.  Our ability to significantly increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market.  While we anticipate that we will continue to obtain European oxygen-18 customers in fiscal year 2005 (we have obtained two new customers as of December 10, 2004), the process is expected to be slow and we cannot provide any assurance that we will be able to do so.

The increase in revenues from semiconductor materials and products sales for the three and six months ended October 31, 2004 was primarily due to the additional revenues generated from the business and assets acquired from EMG in June 2004.  In addition, although revenues increased as a result of the acquisition of the EMG business and assets, the increase was not as large as we had anticipated (due mainly to the unavailability of a key production tool, which has since been corrected).  Included in revenues for the six months ended October 31, 2003 was $200,000 related to the sale of silicon-28 as a bulk isotope; no comparable transaction in silicon-28 was included in revenues for the six months ended October 31, 2004 and we do not anticipate any significant sales of silicon-28 during the remainder of fiscal 2005.

As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but also to launch a full scale SOI operation.  While we continue to expand our SOI operations, the implementation of our integration plan related to the manufacturing and reclamation of silicon wafer business has not achieved the anticipated results.  As discussed above, we are considering all available strategic options and while it is currently unclear as to what impact any of these decisions may have on future revenues from our semiconductor materials and products segment, if we elect to scale back our silicon wafer reclamation operations, it is probable that revenues from this line of business will decrease.

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

Gross Margin

Our gross margins decreased during the three and six months ended October 31, 2004 as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Dollar amount	$(842,000)	$473,000	$(1,144,000)	$1,028,000
Percent of revenues	(27.5)%	21.4%	(21.4)%	22.8%

The decrease in gross margin for the three and six months ended October 31, 2004 is due mainly to the negative margins generated by the business and assets acquired from EMG in June 2004 and partially by a continuing degradation of the price of oxygen-18 which resulted in operating losses for our life sciences segment of ($35,000) for the six months ended October 31, 2004 as compared to operating income from that segment of $469,000 for the six months ended October 31, 2003.

The dynamics of the oxygen-18 market are changing as customers are electing to more often than not forego recyling of used water (which leads to lower gross markings for suppliers) and as oxygen-18 prices continue to decrease, we anticipate our margins will continue to decline until we can generate a positive margin for the semiconductor materials and products segment.  As a result of the acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation.   While we continue to expand our full-scale SOI operations, the implementation of our integration plan related to the manufacturing and reclamation of silicon wafer business has not achieved the anticipated results.  As discussed above, we are considering all available strategic options and while we anticipate that the course we ultimately take will significantly reduce operating expenses (and correspondingly reduce the negative gross margin) at our semiconductor materials and products segment, it is currently unclear as to the timing and amount of that reduction.  We cannot, however provide any assurances that we will be able to do so.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased during the three and six months ended October 31, 2004 as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Dollar amount	$1,475,000	$986,000	$2,821,000	$2,069,000
Percent of revenues	48.1%	44.5%	52.7%	46.0%

Both the dollar and percentage increase for the three and six months ended October 31, 2004 is attributable primarily to an increase in consulting and other professional services expenses and an increase in headcount and facility costs related to the expansion of our SOI operations (primarily due to the acquisition of the business and assets of EMG in June 2004).

As a result of the proceeds generated from the financings and exercises of common stock warrants during the six months ended October 31, 2004 and our acquisition of the business and assets of EMG in June 2004, we anticipate that we will increase our selling, general and administrative expenses during the remainder of fiscal year 2005 through anticipated increased marketing efforts for our semiconductor materials and products segment.  In addition, we will increase our selling, general and administrative expenses during the remainder of fiscal year 2005 in an effort to market the isotope-based trace detection technology that we acquired from IUT if products attractive to the market can be developed and then successfully manufactured using that technology.  There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Research and Development Expenses

Our research and development expenses decreased both on a dollar amount and on a percentage of revenues basis during the three months ended October 31, 2004 as compared to the same period in our prior fiscal year.  Our research and development expenses increased both on a dollar amount and on a percentage of revenues basis during the six months ended October 31, 2004 as compared to the same period in our prior fiscal year as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Dollar amount	$138,000	$165,000	$368,000	$230,000
Percent of revenues	4.5%	7.5%	6.9%	5.1%

Both the dollar and percentage decrease for the three months ended October 31, 2004 is due to a decrease in research and development expenses associated with our thin-film SOI product (and an increase in revenues as it relates to the percentage decrease) partially offset by an increase in research and development expenses associated with our isotope-based detection technology.  Both the dollar and percentage increase for the six months ended October 31, 2004  is primarily related to an increase in research and development expenses associated with our isotope-based detection technology partially offset by a decrease in research and development expenses associated with our thin-film SOI product (and an increase in revenues as it relates to the percentage decrease).

Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products, SOI products and potential markets for economic and technical feasibility.  In June 2004, we entered into an agreement with IUT to fund $275,000 of research and development expenses on behalf of IUTDT in fiscal 2005 (of which $200,000 has been funded as of December 10, 2004) and we anticipate that if we obtain additional financing, we may incur additional research and development costs associated with the detection technology that we acquired from IUT. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies and our SOI processes.  Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant.  We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

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

Other Income (Expense), net

Other income (expense), net decreased during the three months ended October 31, 2004 as compared to the same period of our prior fiscal year.  Other income (expense), net remained flat during the six months ended October 31, 2004 as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Dollar amount	$(13,000)	$(9,000)	$(7,000)	$(7,000)

For the three and six months ended October 31, 2004 and 2003, other income (expense), net includes interest income and expense and foreign currency gains and losses.

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

Net Loss

Our net losses increased during the three and six months ended October 31, 2004 as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2004	2003	2004	2003
Dollar amount	$(2,468,000)	$(687,000)	$(4,340,000)	$(1,278,000)

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

In accordance with the issuance of our Series E Stock (see Private Placement), we determined that the value of the beneficial conversion feature (based upon a $1.24 conversion price) to be $1,206,000, which has been reported as a deemed dividend for the three and six months ended October 31, 2004.  As a result, the net loss attributable to common stockholders was $3,674,000 and $5,546,000 for the three and six months ended October 31, 2004, respectively.

Net income in future years will be dependent upon our ability to increase net revenues (and related margins) faster than we increase our operating expenses.  As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation.  While we continue to expand our SOI operations, the implementation of our integration plan related to the manufacturing and reclamation of silicon wafer business has not achieved the anticipated results.  As discussed above, we are considering all available strategic options and while we anticipate that the course we ultimately take will significantly reduce operating expenses (and correspondingly reduce the net loss) at our semiconductor materials and products segment, it is currently unclear as to the timing and amount of that reduction. We anticipate that our operations during the remainder of fiscal year 2005 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

Our working capital and liquidity increased during the six months ended October 31, 2004 due to the private placement completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants whereby we received $5,428,000 . Working capital increased $1,659,000, to $6,391,000 at October 31, 2004, from $4,732,000, at April 30, 2004.

Our principal source of funding for the six months ended October 31, 2004 was from the private placement completed in October 2004 and from the exercise of common stock warrants.  Our principal source of funding for the six months ended October 31, 2003 was from a private placement completed in September 2003.  We used cash in operating activities of $4,965,000 and $1,320,000 during the six months ended October 31, 2004 and 2003, respectively.  Cash used in operating activities for the six months ended October 31, 2004 and 2003 was principally the result of a net loss during the quarters of $4,340,000 and $1,278,000, respectively.

As a significant portion of our revenues and accounts receivable are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products or fail to pay our accounts receivable, the result could have a material effect on both our revenues and related cash flows.

Our investing activities used cash of $566,000 and $4,000 for the six months ended October 31, 2004 and 2003, respectively.  Cash used in investing activities for the six months ended October 31, 2004 and 2003,  resulted primarily from purchases of property and equipment.

Financing activities provided cash of $8,464,000 and $1,060,000 for the six months ended October 31, 2004 and 2003, respectively.   Cash provided by financing activities for the six months ended October 31, 2004 resulted primarily from the private placement completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants whereby we received $5,428,000.  Cash provided by financing activities for the six months ended October 31, 2003 resulted primarily from the private placement of $1,200,000 ($1,080,000 net of placement fees) completed in September 2003.

At October 31, 2004, we had $6,624,000 of cash and cash equivalents, an increase of  $2,933,000, compared to $3,691,000, at April 30, 2004.

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

There are provisions associated with the Series A Convertible Preferred Stock (“Series A Stock”) that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio.  The Series A Stock is convertible at two shares of common stock for each share of Series A Stock outstanding.  During the six months ended October 31, 2004, 957,000 shares of Series A Stock were converted into 1,914,000 shares of common stock.  As of December 10, 2004, there were 6,666 shares of Series A Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio.

As of October 31, 2004, we had commitments outstanding for capital expenditures of approximately $1,600,000.

On October 7, 2004, we established HSDC, a wholly owned Delaware corporation to consolidate our efforts in the homeland security market.  In connection with the establishment of HSDC, we created an advisory board, which provides guidance and advice to HSDC in matters of technology, business and applications as we develop technologies and products for the homeland security marketplace.  In November 2004 we issued 300,000 common stock warrants (valued at $669,000 using the Black-Scholes pricing model) to three newly hired advisory board members.  The common stock warrants vested immediately, are exercisable at $4.00 per share, expire on November 1, 2007 and will be expensed to selling, general and administrative expenses during our third fiscal quarter.

On December 2, 2004, we entered into a non-binding letter of intent to acquire Protection Plus, an international provider of advanced security and investigative services.  The letter of intent contemplates a purchase price of 1,000,000 shares of restricted common stock and a contingent amount consisting of 500,000 common stock warrants exercisable at $4.00 per share.  The common stock warrants may be earned in the future by meeting predetermined future earnings goals.  The closing of this proposed transaction is subject to standard due diligence procedures and closing conditions.

At the present time, our working capital is primarily dependent on financing received from accredited investors.  In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development, and investing activities. We do not expect working capital to increase from activities other than our financing activities until (if ever) we are able to increase our revenues to exceed our cash out-flows (assuming we are able to increase our revenues) or complete a financing arrangement.  As a result of the private placement completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants whereby we received $5,428,000 during the six months ended October 31, 2004, we have sufficient cash available to fund our working capital requirements into our 2006 fiscal year.

Contractual Cash Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-KSB for the year ended April 30, 2004.

Critical Accounting Estimates

We consider an accounting estimate to be critical if 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure.  In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above.  Changes in estimates used in these and other items could have a material impact on our financial statements.

Goodwill and Intangible Assets

Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets.  SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method.  Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142.  We acquired intangible assets from Silicon Evolution, Inc. (“SEI”), IUT and EMG subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142.  Included in our assets at October 31, 2004, is goodwill related to the acquisition of Chemotrade in 1998 and the business and assets of EMG in June 2004 with a net carrying value of $1,807,000 and $447,000, respectively.

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

Our intangible assets result from the perpetual, exclusive technology license agreement with SEI that we entered into on September 14, 2001, the isotope-based trace detection technology we acquired from IUT in December 2002 and customer lists associated with the acquisition of the business and assets of EMG in June 2004.  We initially determined that the intangible assets acquired from SEI had an indefinite useful life as they were not bound by any legal time periods or otherwise limited due to competing technologies and, therefore in accordance with SFAS No. 142 they were not amortized but rather tested annually for impairment.  During the year ended April 30, 2003, upon further evaluation of the uses and applications of the acquired technology and the advancement of the development of our SOI business plan, we determined that the intangible assets no longer had an indefinite life and as a result, the assets are now being amortized over their estimated useful life of ten years.  The isotope-based trace detection technology is also being amortized over its estimated useful life of ten years (which is based upon many factors including the time it will take to develop the technology, the expected life of the finalized product(s) and the estimated lives of similar products) while the customer list is being amortized over its estimated useful life of three years ..  We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of useful lives for these intangible assets.  Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future.

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

PART II

OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Exercise of Common Stock Warrants

During the six months ended October 31, 2004, we issued 4,328,500 shares of common stock as a result of the exercise of common stock warrants (at an average exercise price of approximately $1.25 per share).  All of the shares of common stock issued upon exercise of warrants were included in outstanding registration statements.

Conversion of Preferred Stock

During the six months ended October 31, 2004, we issued 1,914,000, 947,368 and 2,540,908 shares of common stock as the result of the conversion of 957,000, 9,000 and 27,950 shares of our Series A, C and D Convertible Preferred Stock, respectively.

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

Series E Convertible Preferred Stock

On October 4, 2004, we issued 33,000 shares of our Series E Stock and 614,000 common stock warrants to a single, offshore, accredited investor in exchange for its investment of $3,300,000.  In addition, we paid a due diligence fee of $231,000 and reimbursement of $20,000 in expenses, and (after our own expenses) received net proceeds of $3,049,000.  The accredited investor is AMI of Dublin, Ireland.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was completed effective October 4, 2004.   We issued 33,000 shares of our Series E Stock and 614,000 common stock warrants to one offshore, accredited investor.

(b)           There was no placement agent or underwriter for the transaction.

(c)           The total offering price was $3,300,000.  No underwriting discounts or commissions were paid.  We paid a fee of $231,000 to AMI as a due diligence fee and paid its legal expenses of $20,000.

(d)           We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction, as well as Regulation D and Regulation S.  We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding Isonics it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)           The Series E Stock bears a dividend of 8% per annum ($8.00 per share per year), payable in cash, in arrears, monthly, commencing October 4, 2004 (and payable at each month end).  The dividend obligation terminates after one year or earlier if the Series E Stock is converted to common stock.

The Series E Stock has a liquidation preference of $100 per share plus any accrued but unpaid dividends.

The Series E Stock is convertible into common stock at a price equal to 75% of Market Price on the conversion date, but at a price no higher than $1.24 per share (the “Ceiling Price”) and no lower than $1.00 per share (the “Floor Price”).  (The conversion price ratio was reduced from 85% because we were unable to meet our obligation to register the underlying shares of common stock) For purposes of determining the Conversion Price, the “Market Price” shall be the average of the lowest three intra-day trading prices of Isonics’ common stock (which need not occur on consecutive trading days) during the 5 trading days immediately preceding the conversion date.  The 5 trading day period shall be extended by the number of trading days during such period on which

(i) trading in Isonics’ common stock is suspended by, or not traded on, the OTC Bulletin Board or a subsequent market on which the common stock is then traded, or

(ii) after the date of Registration Statement (the “Registration Statement”) for the underlying shares of common stock of the Corporation into which the Series E Preferred Stock may be converted is declared effective by the SEC, the prospectus included in the Registration Statement may not be used by the holder for resale of underlying shares of common stock, is suspended by, or not traded on, the NASDAQ Small Cap or a subsequent market on which the common stock is then listed, or

(iii) after the date the Registration Statement is declared effective by the SEC, the prospectus included in the Registration Statement for the underlying shares may not be used by the holder for the resale of underlying shares of common stock (provided such inability to use the prospectus is not (a) caused by the holder or (b) as a result of Isonics’ filing of post-effective amendments to the Registration Statement.)

Each common stock warrant is exercisable to purchase one share of common stock through October 4, 2007.  One-half (307,000) of the common stock warrants have an exercise price of $1.24 per share; the remaining one-half of the common stock warrants have an exercise price of $1.35 per share.  (At the time we reached agreement for the transaction on September 30, 2004, the market price for our stock was $1.31 per share and the twenty-day average closing price of our common stock ending at the close of market on September 30, 2004, was $1.27 per share.)

We have an obligation to register the shares underlying the Series E Stock and the common stock warrants, including the obligation to file a registration statement by November 7, 2004 and to obtain effectiveness of the registration statement within 70 days after the filing of the registration statement.  We are currently in default of our obligation and as a result, we are incurring a penalty of $2,000 per day until the registration statement is filed.

(f)            We will use the proceeds for continued development of NeutroTest and other expenses related to our Homeland Security division, in our semiconductor division, for new product development in our life sciences division, and for general corporate purposes.

Item 6: Exhibits

(a)                                  Exhibits.

31. Certification pursuant to Sarbanes-Oxley Section 302

32. Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 15th day of December 2004.

Isonics Corporation
(Registrant)

By	/s/James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/John V. Sakys
John V. Sakys
Chief Accounting Officer and Chief Financial Officer