Form 10QSB
period 2005-01-31
ISONICS CORP
filed 2005-03-10
CIK 1023966

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended January 31, 2005
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

(303) 279-7900
(Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the registrant's Common Stock, no par value, was 27,586,800 at February 28, 2005.

        Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

Isonics Corporation

TABLE OF CONTENTS

FORM 10-QSB

Part I: Financial Information

Item 1: Condensed Financial Statements

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2005	April 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,944	$3,691
Accounts receivable (net of allowances of $59 and $16, respectively)	958	851
Inventories	2,178	985
Prepaid expenses and other current assets	637	143

Total current assets	7,717	5,670

LONG-TERM ASSETS:
Property and equipment, net	4,835	471
Goodwill	1,807	1,807
Intangible assets, net	252	706
Other assets	126	27

Total long-term assets	7,020	3,011

TOTAL ASSETS	$14,737	$8,681

	January 31, 2005	April 30, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of obligation under capital leases	$58	$54
Accounts payable	1,766	628
Accrued liabilities	615	256
Current portion of note payable	663	—

Total current liabilities	3,102	938

OBLIGATION UNDER CAPITAL LEASES, net of current portion	50	32
NOTE PAYABLE, net of current portion	825	—

TOTAL LIABILITIES	3,977	970
STOCKHOLDERS' EQUITY:
Preferred Stock; 10,000,000 shares authorized
Series A Convertible Preferred Stock—no par value; 6,666 and 963,666 shares issued and outstanding on January 31, 2005 and April 30, 2004, respectively; $9,999 and $1,445,499 liquidation preference on January 31, 2005 and April 30, 2004, respectively	5	745
Series C Convertible Preferred Stock—no par value; zero and 9,000 shares issued and outstanding on January 31, 2005 and April 30, 2004, respectively; zero and $900,000 liquidation preference on January 31, 2005 and April 30, 2004, respectively	—	1,141
Series D Convertible Preferred Stock—no par value; 1,900 and 32,950 shares issued and outstanding on January 31, 2005 and April 30, 2004, respectively; $190,000 and $3,295,000 liquidation preference on January 31, 2005 and April 30, 2004, respectively	215	3,727
Series E Convertible Preferred Stock—no par value; 33,000 and zero shares issued and outstanding on January 31, 2005 and April 30, 2004, respectively; $3,300,000 and zero liquidation preference on January 31, 2005 and April 30, 2004, respectively	3,939	—
Common stock—no par value; 40,000,000 shares authorized; 27,586,800 and 15,344,913 shares issued and outstanding on January 31, 2005 and April 30, 2004, respectively	28,242	14,817
Additional paid in capital	7,693	6,732
Deferred compensation	(74)	(104)
Accumulated deficit	(29,260)	(19,347)

Total stockholders' equity	10,760	7,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,737	$8,681

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues	$2,348	$2,094	$7,698	$6,593
Cost of revenues	3,002	1,707	9,496	5,178

Gross margin	(654)	387	(1,798)	1,415
Operating expenses:
Selling, general and administrative	2,550	1,251	5,371	3,320
Impairment of goodwill and intangible assets	875	875
Research and development	245	171	613	401

Total operating expenses	3,670	1,422	6,859	3,721

Operating loss	(4,324)	(1,035)	(8,657)	(2,306)

Other income (expense):
Foreign exchange	46	—	63	(25)
Interest and other income	6	9	31	39
Interest expense	(29)	1	(78)	(11)

Total other income (expense), net	23	10	16	3

Loss before income taxes	(4,301)	(1,025)	(8,641)	(2,303)
Income tax expense	—	—	—	—

NET LOSS	$(4,301)	$(1,025)	$(8,641)	$(2,303)

DEEMED DIVIDEND ON PREFERRED STOCK	$—	$(998)	$(1,206)	$(998)

DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$(66)	$—	$(66)	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,367)	$(2,023)	$(9,913)	$(3,301)

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders	$(.17)	$(.15)	$(.48)	$(.26)
Shares used in computing per share information	26,311	13,719	20,636	12,828

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended January 31,
	2005	2004
Net cash used in operating activities	$(7,317)	$(2,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,008)	(12)
Acquisition of business, net of cash acquired	(49)	—

Cash used in investing activities	(2,057)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(212)	(650)
Proceeds from issuance of notes payable	—	650
Proceeds from issuance of common stock	6,817	1,087
Proceeds from issuance of preferred stock and related warrants	3,069	2,015
Principal payments under capital lease obligations	(47)	(36)

Cash provided by financing activities	9,627	3,066

NET INCREASE IN CASH AND CASH EQUIVALENTS:	253	687
Cash and cash equivalents at beginning of period	3,691	742

Cash and cash equivalents at end of period	$3,944	$1,429

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$66	$16

Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in legal settlement	$—	$97
Capital lease obligation for property and equipment	69	—
Accruals for property and equipment	525	—
Deemed dividend associated with beneficial conversion feature on Series C Convertible Preferred Stock	—	998
Value of warrants for 227,701 shares of common stock issued to Series C Convertible Preferred Stock investors	—	120
Deemed dividend associated with beneficial conversion feature on Series E Convertible Preferred Stock	1,206	—
Value of warrants for 614,000 shares of common stock issued to Series E Convertible Preferred Stock investors	337

See notes to condensed consolidated financial statements.

ISONICS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of January 31, 2005, and for the three and nine months ended January 31, 2005 and 2004 have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2004.

Realization of Assets and Liquidity

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates our continuation as a going concern. However, we have sustained substantial losses from operations in recent years, and such losses have continued through February 28, 2005. In view of this matter, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing and to succeed in our future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

        As of January 31, 2005, we had cash and cash equivalents of $3,944,000 and working capital of $4,615,000.

        On June 11, 2004, we acquired the silicon wafer manufacturing and recycling assets of EnCompass Materials Group, Ltd. ("EMG") (see Acquisition of Business and Assets of Encompass Materials Group, Ltd.). Upon acquisition, we implemented an integration plan, which we believed if successful, would result in significant productivity improvements and cost reductions within our semiconductor segment. The integration plan however has not achieved the results we anticipated and consequently our semiconductor materials and products segment has generated significant negative gross margins and an operating loss of $5,058,000 for the nine months ended January 31, 2005 (constituting a substantial portion of the overall company wide operating loss of $8,657,000 for the nine months ended January 31, 2005).

        As the implementation of our integration plan for the semiconductor segment's operations has not achieved the results we anticipated, we have and are continuing to make several additional changes (in addition to those contemplated in our original integration plan). It is our goal to achieve the substantial reduction in costs that is required to allow that business to operate profitably or to reduce our losses within that segment. To accomplish this, we are considering a wide range of options including investing additional capital or completing acquisitions of synergistic assets or technologies in order to compete in higher margin strategic product lines, scaling back the silicon wafer reclamation and silicon-in-insulator ("SOI") operations and a partial or complete disposition of such assets.

        As a result of our ongoing business review of our semiconductor operations, we determined that the goodwill and certain of the intangible assets associated with this segment were impaired and as a result we incurred an impairment charge of $875,000 (which is included in the operating losses discussed above) during the three months ended January 31, 2005 (see Impairment of Goodwill and

Intangible Assets). We are continuing to review available options and we expect to make our decision as to the best course of action for our semiconductor operations during the fourth quarter of our fiscal 2005.

        On February 24, 2005 we completed a convertible debt private placement (see Subsequent Events) whereby we received $22,000,000 ($21,340,000 net of placement fees). In addition, in October 2004 we completed an additional private placement whereby we received $3,330,000 ($3,049,000 net of due diligence fees and related expenses). As a result, these proceeds, together with the exercise of common stock warrants whereby we received $6,708,000 during the nine months ended January 31, 2005, we have sufficient cash available to fund our projected working capital requirements through our 2006 fiscal year.

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

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation to employees and directors (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net loss, as reported	$(4,301)	$(1,025)	$(8,641)	$(2,303)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(160)	(178)	(298)	(298)

Adjusted net loss	(4,461)	(1,203)	(8,939)	(2,601)
Less dividends on preferred stock	(66)	—	(66)	—
Less deemed dividends on preferred stock	—	(998)	(1,206)	(998)

Adjusted net loss attributable to common stockholders	$(4,527)	$(2,201)	$(10,211)	$(3,599)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net loss per share attributable to common stockholders
Basic and diluted—as reported	$(.17)	$(.15)	$(.48)	$(.26)
Basic and diluted—adjusted	$(.17)	$(.16)	$(.49)	$(.28)

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

        In March 2004, the Financial Accounting Standards Board ("FASB") issued consensus on EITF 03-6 Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement was effective for all periods after March 31, 2004 and required prior periods to be restated. As we have incurred net losses in the current and prior periods, and as our preferred stock does not have a contractual obligation to share in our losses, the adoption of EITF 03-6 had no impact on our financial condition or the results of our operations.

        As of January 31, 2005, a total of 6,023,257 outstanding stock options and common stock warrants and 6,666, 1,900 and 33,000 outstanding shares of Series A, D and E Convertible Preferred Stock, respectively were excluded from the diluted net income (loss) per share calculation, as the inclusion would be anti-dilutive. As of January 31, 2004, a total of 7,820,541 outstanding stock options and common stock warrants and 963,666 and 22,000 outstanding shares of Series A and C Convertible Preferred Stock, respectively were excluded from the diluted net income (loss) per share calculations, as the inclusion would be anti-dilutive.

        During the nine month period ended January 31, 2005, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2004	15,344,913
Conversion of preferred stock	5,684,094
Exercise of common stock warrants	5,734,177
Shares issued from employee stock purchase plan	8,686
Exercise of employee stock options	83,000
Shares issued for acquisition of assets	731,930

Balance as of January 31, 2005	27,586,800

        The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheet by $13,425,000 for the nine months ended January 31, 2005.

Inventories

        Inventories consist of (in thousands):

	January 31, 2005	April 30, 2004
Finished goods	$1,035	$407
Work in process	765	508
Materials and supplies	378	70

Total inventories	$2,178	$985

Property and equipment

        Property and equipment consist of the following (in thousands):

	January 31, 2005	April 30, 2004
Office furniture and equipment	$388	$304
Production equipment	4,703	648
Leasehold improvements	419	30
Construction in process	574	—

	6,084	982
Accumulated depreciation and amortization	(1,249)	(511)

Total property and equipment	$4,835	$471

Accrued liabilities

        Accrued liabilities consist of the following (in thousands):

	January 31, 2005	April 30, 2004
Compensation	$246	$103
Customer advances and deposits	30	67
Series E Convertible Preferred Stock registration penalty	134	—
Other	205	86

Total accrued liabilities	$615	$256

Significant Customers

        As of January 31, 2005, three customers accounted for approximately 34% of total net accounts receivable. Three customers accounted for approximately 34% of total net accounts receivable at April 30, 2004. One customer (Eastern Isotopes) accounted for approximately 16% and 19% of revenues for the three and nine months ended January 31, 2005, respectively. One customer (Eastern Isotopes) accounted for approximately 34% and 33% of revenues for the three and nine months ended January 31, 2004, respectively.

        Three customers (Perkin Elmer Life Sciences, International Isotopes and IBT SA) accounted for approximately 42%, 17% and 15%, respectively of the German operation's revenues for the nine months ended January 31, 2005. Three customers (Perkin Elmer Life Sciences, International

Isotopes and IBT SA) accounted for approximately 29%, 14% and 15%, respectively of the German operation's revenues for the three months ended January 31, 2005. Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 35%, 24% and 20%, respectively of the German operation's revenues for the nine months ended January 31, 2004. Three customers (Perkin Elmer Life Sciences, IBT SA and International Isotopes) accounted for approximately 30%, 20% and 17%, respectively of the German operation's revenues for the three months ended January 31, 2004. Two customers accounted for approximately 52% of the German operation's accounts receivable at January 31, 2005. Two customers accounted for approximately 49% of the German operation's accounts receivable at April 30, 2004.

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

        Information by segment is set forth below (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Segment revenues:
Life sciences	$1,609	$2,030	$5,716	$6,134
Semiconductor materials and products	739	64	1,982	459

Total	$2,348	$2,094	$7,698	$6,593

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Segment operating (loss) income:
Life sciences	$45	$85	$10	$554
Semiconductor materials and products	(2,450)	(351)	(5,058)	(748)
Reconciling amounts	(1,919)	(769)	(3,609)	(2,112)

Total	$(4,324)	$(1,035)	$(8,657)	$(2,306)

	January 31, 2005	April 30, 2004
Total Assets:
Life sciences	$4,800	$4,066
Semiconductor materials and products	6,016	1,037
Reconciling amounts	3,921	3,578

Total	$14,737	$8,681

        A summary of operations by geographic area is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net revenues:
United States	$1,720	$1,415	$5,672	$4,827
Germany	628	679	2,026	1,766

Total	$2,348	$2,094	$7,698	$6,593

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Operating (loss) income:
United States	$(4,324)	$(1,060)	$(8,633)	$(2,325)
Germany	—	25	(24)	19

Total	$(4,324)	$(1,035)	$(8,657)	$(2,306)

	January 31, 2005	April 30, 2004
Total Assets:
United States	$11,912	$5,914
Germany	2,825	2,767

Total	$14,737	$8,681

Acquisition of Business and Assets of Encompass Materials Group, Ltd.

        On June 11, 2004, we acquired the silicon wafer manufacturing and recycling assets of EMG. The results of the operations associated with the acquired assets have been included in the condensed consolidated financial statements since that date. EMG was engaged in the business of manufacturing and reclamation of silicon wafers. As a result of the acquisition, we not only entered into the business of manufacturing and reclamation of silicon wafers but we also expected to use the acquired assets as a platform to launch our full scale SOI operations. In conjunction with this acquisition, in May 2004 we established our wholly owned subsidiary Isonics Vancouver, Inc. ("Isonics Vancouver"). Isonics Vancouver is a Washington based entity that now conducts our SOI and manufacturing and reclamation of silicon wafer operations.

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

        The $447,000 of goodwill (which was subsequently written off during the three months ended January 31, 2005, see Impairment of Goodwill and Intangible Assets) was assigned to the semiconductor materials and products segment and is expected to be deductible for tax purposes. The $50,000 of intangible assets relates to customer lists and is being amortized ratably over its estimated life of 3 years. There was no in-process research and development acquired in this transaction

        The $1,700,000 promissory note is payable by our subsidiary, Isonics Vancouver. In accordance with the terms of the acquisition of the business and assets of EMG, we have guaranteed all payments (totaling $1,854,000 including interest) of such loan should Isonics Vancouver be in default at any point over the life of the loan.

        The following table summarizes our pro forma results of operations for the three and nine months ended January 31, 2005 and 2004 as if the acquisition of the business and assets of EMG had occurred on May 1, 2004 and 2003, respectively.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Pro forma revenues	$2,348	$2,813	$8,074	$9,061

Pro forma net loss attributable to common stockholders	$(4,367)	$(2,563)	$(10,275)	$(4,541)

Pro forma net loss attributable to common stockholders per share—basic and diluted	$(.17)	$(.19)	$(.50)	$(.35)

Impairment of Goodwill and Intangible Assets

        As discussed in Realization of Assets and Liquidity, given the poor performance in our semiconductor operations, we began (and are still in the process of) conducting a business review of this segment whereby we are considering a wide range of options in order to reduce the operating losses of this segment. As part of this process, we determined that given the ongoing operating losses, there had been a significant adverse change to that acquired business that was not currently correctible. Based on this premise, we determined that the $447,000 of goodwill associated with this business segment had been impaired and as a result, the entire amount was written off to impairment of goodwill and intangible assets during the three months ended January 31, 2005.

        On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with Silicon Evolution, inc. ("SEI") whereby we issued 500,000 shares of common stock (valued at $590,000) for the right to indefinitely use intellectual property assets owned or leased by SEI. In connection with our ongoing business review of our semiconductor operations, we determined that over the years our SOI technology had been substantially modified to adapt to our current manufacturing plant and that the current processes are substantially removed from those acquired from SEI. As a result, we wrote off the remaining balance of $428,000 to impairment of goodwill and intangible assets during the three months ended January 31, 2005.

Private Placement

        On October 4, 2004 we completed a financing arrangement whereby we issued 33,000 shares of our Series E Convertible Preferred Stock ("Series E Stock") and 614,000 common stock warrants to Asset Managers, Inc. ("AMI") for $3,300,000. In addition, we paid AMI $251,000 in due diligence fees and related expenses. Each common stock warrant is exercisable for one share of common stock through October 4, 2007. One-half (307,000) of the common stock warrants have an exercise price of $1.24 per share while the remaining half (307,000) of the common stock warrants have an exercise price of $1.35 per share.

        The Series E Stock is convertible into common stock at a price equal to 85% of Market Price on the conversion date, but at a price no higher than $1.24 per share (the "Ceiling Price") and no lower than $1.00 per share (the "Floor Price"). For purposes of determining the Conversion Price, the "Market Price" shall be the average of the lowest three intra-day trading prices of Isonics' common stock (which need not occur on consecutive trading days) during the 5 trading days immediately preceding the conversion date.

        We had an obligation to register the shares underlying the Series E Stock and the common stock warrants, including the obligation to file a registration statement by November 7, 2004 and to obtain effectiveness of the registration statement within 70 days after the filing of the registration statement. We are currently in default of our obligation and as a result, we are incurring a penalty of $2,200 per day until the registration statement is filed. The amount outstanding under this penalty provision at January 31, 2005 was $134,200 and is included in accrued liabilities in the accompanying Condensed Consolidated Balance Sheet. In addition, as a result of not meeting the deadline to file the registration statement, the preferred stock is now convertible into common stock at a price equal to 75% of the Market Price on the conversion date (subject to the same Floor and Ceiling Prices) as discussed above.

        We have allocated the proceeds received between the Series E Stock and related warrants based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we have calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature (based upon a $1.24 conversion price) contained in our Series E Stock to be $1,206,000, which has been reported as a deemed dividend for the three and nine months ended January 31, 2005. We determined that there was no additional beneficial conversion feature associated with the new conversion percentage as 75% of the then Market Price was well above the Ceiling Price of $1.24.

        The Series E Stock is non-voting and has a liquidation preference equal to $100 per share. In addition, the Series E Stock bears a dividend of 8% per annum, payable in cash, in arrears, monthly, commencing on October 4, 2004. The dividend obligation terminates after one year or earlier if the Series E Stock is converted to common stock.

Convertible Preferred Stock

        There are provisions associated with the Series A Convertible Preferred Stock ("Series A Stock") that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. The Series A Stock is convertible at two shares of common stock for each share of Series A Stock outstanding. During the nine months ended January 31, 2005, 957,000 shares of Series A Stock were converted into 1,914,000 shares of common stock. As of February 28, 2005, there were 6,666 shares of Series A Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio.

        During the nine months ended January 31, 2005, 9,000 shares of Series C Convertible Preferred Stock ("Series C Stock") were converted into 947,368 shares of common stock. As a result of these conversions, there are no shares of Series C Stock outstanding.

        During the nine months ended January 31, 2005, 31,050 shares of Series D Convertible Preferred Stock ("Series D Stock") were converted into 2,822,726 shares of common stock. As of February 28, 2005, there were 1,900 shares of Series D Stock outstanding convertible into 172,727 shares of common stock.

Commitments and Contingencies

        In June 2004, we entered into an agreement with Institut of Umwelttechnologien GmbH ("IUT") whereby we agreed to fund $275,000 of research and development expenses on behalf of IUT Detection Technology, Inc. ("IUTDT") during the year ending April 30, 2005. The research and development work is being completed by IUT and has been funded in steps based upon completion of various milestones. We have funded $200,000 of this commitment (which was recorded as research and development expense on the accompanying condensed consolidated statement of operations) as of January 31, 2005. In addition, we funded an additional $47,000 during February 2005.

        We are currently responding to requests for information received from the Nasdaq Stock Market ("Nasdaq") and the Securities and Exchange Commission ("SEC"). These requests appear to be directed toward the significant trading volume and volatility that occurred in October following announcements related to our homeland security and defense division and our dismissal of Grant Thornton LLP. While we have and will continue to provide all information and documents as requested by both Nasdaq and the SEC, it is currently unclear as to when both Nasdaq and the SEC will be completed with this process.

        As of January 31, 2005, we had commitments outstanding for capital expenditures of approximately $525,000.

Isonics Homeland Security and Defense Corporation

        On October 7, 2004, we established Isonics Homeland Security and Defense Corporation ("HSDC"), a wholly owned Delaware corporation to consolidate our efforts in the homeland security market. In connection with the establishment of HSDC, we created an advisory board, which provides guidance and advice to HSDC in matters of technology, business and applications as we develop technologies and products for the homeland security marketplace. In November 2004 we issued 300,000 common stock warrants (valued at $669,000 using the Black-Scholes pricing model) to three newly hired advisory board members. The common stock warrants vested immediately, are exercisable at $4.00 per share, expire on November 1, 2007 and were expensed to selling, general and administrative expenses during the three months ended January 31, 2005.

Letter of Intent to Acquire Protection Plus Security Consultants, Inc.

        On December 2, 2004, we entered into a non-binding letter of intent to acquire Protection Plus Security Consultants, Inc. ("Protection Plus"), an international provider of advanced security and investigative services. The letter of intent contemplates a purchase price of 1,000,000 shares of restricted common stock and a contingent amount consisting of 500,000 common stock warrants exercisable at $4.00 per share. The common stock warrants may be earned in the future by meeting predetermined future earnings goals. The closing of this proposed transaction is subject to standard due diligence procedures and closing conditions.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payments (SFAS 123R). This statement requires that the Company record stock option expense in its financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after December 15, 2005, our fourth quarter for the year ending April 30, 2006. We are evaluating the impact of the new standard and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule.

        We have an Employee Stock Purchase Plan ("ESPP") that allows eligible employees to purchase our common stock at a discount. The provisions of SFAS 123R will cause the ESPP to be a compensatory plan. Although we have not completed our analysis, we anticipate that the change in accounting for the ESPP is not expected to have a material impact on our financial position.

        In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don't believe the adoption of SFAS 151 will have a material impact on our financial statements.

        The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don't believe the adoption of SFAS 151 will have a material impact on our financial statements.

Subsequent Events

        On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures ("Debentures") in the aggregate principal amount of $22,000,000 and 1,540,000 common stock warrants, each of which can be exercised for $6.25 per share for a period of three years. In addition to the Debentures and warrants issued to the investors, we paid a placement agent a 6.5% fee consisting of $660,000, a $770,000 Debenture and 53,900 warrants. The terms of both the Debenture and the warrant are the same as those for the accredited investors, as described above. The Debentures are required to be reduced by 1/12th per month beginning March 1, 2006. Both the principal and interest are payable, at our option in common stock or cash, subject to various requirements.

        On February 22, 2005 we issued 475,000 stock options to three key employees. The stock options are exercisable at $4.64 per option and 98,700 were vested immediately with the remaining shares vesting ratably over the next three or four years.

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

General Discussion

        We are an advanced materials and technology company focusing on the supply of isotopes for life sciences and health-care applications, homeland security and the manufacturing and reclamation of silicon wafers and the manufacturing of silicon-on-insulator ("SOI") wafers to the semiconductor industry. We believe our core competency is our ability to identify, develop, source, and commercialize products and services based on isotopically engineered materials as well as non-isotopic semiconductor materials.

        In our life sciences and health care applications division, we acquire isotopes from several manufacturers who are located primarily in republics that were part of the former Soviet Union. We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds. For example, oxygen-18 is sold as water, and zinc-68 is sold as zinc oxide. We sell these isotopes for use in basic scientific research and industrial applications. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive. We continue to evaluate possible applications for stable isotopes, radioisotopes and non-isotopic materials.

        At the present time, our life sciences division is being adversely affected by increased domestic and international competition. The oxygen-18 market continues to be dynamic and volatile. Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product. The market is currently in a surplus state and we expect it to be so for several years to come. Prices have declined 50% from highs of approximately 18 months ago and additional price erosion should be expected. Compounding this problem, our production partner's current economics and operations are optimized for production that does not utilize used or recycled water. We currently have a significant supply of used water (approximately $700,000) and we are developing plans with our production partner that will allow us to utilize this inventory for future production. In the meantime, as our current contracts with our customers expire, we are no longer offering our customers the option of recycling their used oxygen-18. While this new policy will allow us to gradually decrease the used water in our inventory, this approach, however does bear some commercial risk as one of the new, large competitors continues to offer a recycling option to customers.

        While we continue to develop strategies to address these issues and gain a competitive advantage, we cannot offer any assurances that we will succeed in doing so.

        In October 2004 we formed a new subsidiary, Isonics Homeland Security and Defense Corporation ("HSDC"), to focus and consolidate our efforts in the homeland security sector. HSDC owns 85% of the outstanding equity in IUT Detection Technology, Inc. ("IUTDT"). Institut of Umwelttechnologien GmbH ("IUT"), discussed below, owns the remaining 15% of IUTDT.

        In December 2002, through IUTDT, we acquired certain isotope-based trace detection technology that can be used to detect explosives and chemical and biological weapons. We acquired this technology from IUT, an entity in which we hold an 8.5% ownership interest. We are continuing to pursue research and development opportunities with respect to the technology we acquired from IUT under a research and development agreement we entered into with IUT.

        Utilizing the technology from IUT and other technology, we have developed a hand-held explosive detection device (in a prototype form) named "NeutroTest™," which we recently began marketing commercially although we have not made any sales of "NeutroTest™."

        In November 2002, we commenced manufacturing SOI wafers in a facility in Vancouver, Washington. In June 2004 we acquired the business and assets of Encompass Materials Group Ltd. ("EMG") which was engaged in the business of manufacturing and reclamation of silicon and SOI wafers, and we continue to conduct those operations from that plant, also in Vancouver, Washington. Prior to our acquisition of the business and assets of EMG, we developed an integration plan which was predicated on making numerous changes to the related business that we believed if successful, would result in significant productivity improvements and cost reductions within our semiconductor segment. Our original plan required a structured three to five month implementation process, and was started within the first three weeks after the acquisition of the business and assets of EMG in June 2004. While we didn't anticipate we would start seeing the benefits of our cost reduction program until the end of our second fiscal quarter, we did incur costs associated with the integration of the business, establishing processes and procedures (aimed at lowering the overall future costs of the operation) within the plant and hiring the proper personnel necessary to bring the assets to their full operating capacity. In addition, our revenues from the semiconductor segment during the nine months ended January 31, 2005 were at times significantly less than the historical run rates at EMG (due mainly to the unavailability of a key production tool, which has since been corrected). These integration expenses, reduced revenues and the fact that we haven't begun to see the results of our cost savings program have generated significant negative gross margins and an operating loss of $5,058,000 in our semiconductor materials and products segment for the nine months ended January 31, 2005, and those losses are expected to continue through our next fiscal quarter.

        As the implementation of our integration plan for the semiconductor segment's operations has not achieved the results we anticipated, we have and are continuing to make several additional changes (in addition to those contemplated in our original integration plan). It is our goal to achieve the substantial reduction in costs that is required to allow that business to operate profitably or to reduce our losses within that segment. To accomplish this, we are considering a wide range of options including investing additional capital or completing acquisitions of synergistic assets or technologies in order to compete in higher margin strategic product lines, scaling back certain of the silicon wafer reclamation and SOI operations and a partial or complete disposition of such assets.

        As a result of our ongoing business review of our semiconductor operations, we determined that the goodwill and certain of the intangible assets associated with this segment were impaired and as a result we incurred an impairment charge of $875,000 (which is included in the operating losses discussed above) during the three months ended January 31, 2005 (see Impairment of Goodwill and Intangible Assets). We are continuing to review available options and we expect to make our decision as to the best course of action for our semiconductor operations during the fourth quarter of our fiscal 2005.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	127.9	81.5	123.4	78.5

Gross margin	(27.9)	18.5	(23.4)	21.5

Operating expenses:
Selling, general and administrative	108.6	59.7	69.8	50.4
Impairment of goodwill and intangible assets	37.3	—	11.3	—
Research and development	10.4	8.2	8.0	6.1

Total operating expenses	156.3	67.9	89.1	56.5

Operating loss	(184.2)	(49.4)	(112.5)	(35.0)

Other income (expense), net	1.0	.5	.3	.1

Loss before income taxes	(183.2)	(48.9)	(112.2)	(34.9)

Income tax expense	—	—	—	—

NET LOSS	(183.2)%	(48.9)%	(112.2)%	(34.9)%

Revenues

        The increases and decreases in life sciences and semiconductor materials and products for the three and nine months ended January 31, 2005 are described in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Life sciences
Domestic	$981,000	$1,351,000	$3,690,000	$4,368,000
International	$628,000	$679,000	$2,026,000	$1,766,000
Semiconductor materials and products	$739,000	$64,000	$1,982,000	$459,000

Total	$2,348,000	$2,094,000	$7,698,000	$6,593,000

        As a significant portion of our revenues are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products, the result could have a material effect on both our revenues and related cash flows.

        The decrease in revenues from domestic isotope product sales for the three months ended January 31, 2005 was primarily the result of a decrease in both the unit price received and volume of oxygen-18 sold. The decrease in volume was due to a delay in one monthly shipment to our largest customer. This delay is timing in nature and the shipment has been made up in the fourth quarter of our fiscal year ending April 30, 2005. The decrease in revenues from domestic isotope product sales for the nine months ended January 31, 2005 was primarily the result of a decrease in the unit price of oxygen-18, which was partially offset by an increase in volume.

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

        The substantial majority of our domestic isotope product sales result from the sale of oxygen-18. Our sales volume in general continues to increase, but because the per-unit price of oxygen-18 has been decreasing as a result of increasing competition, we have not been able to increase total sales revenue in this market. As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than the continuing decreases in the anticipated future market price for that product. While the market for oxygen-18 in the United States continues to expand, it appears that the supply for oxygen-18 may be growing at an even faster rate, which will continue to depress the price of oxygen-18. We are actively bidding to become the supplier for additional customers and while we hope that we will be successful in increasing our gross revenues and margin in sales of oxygen-18 in the future (notwithstanding the decreasing per-unit margins), we can offer no assurance that we will be able to do so in the face of the domestic and international competition in this market.

        The decrease in revenues from international isotope product sales for the three months ended January 31, 2005 was primarily the result of a decrease in sales of radioisotopes. The increase in revenues from international isotope product sales for the nine months ended January 31, 2005 was primarily the result of an increase in the sales of radioisotopes.

        In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States where the volume of sales (although not the per-unit price) is growing at a significant rate). The quality of our product is high but we must wait until our potential customers' current supply agreements terminate before we will be able to bid on new supply contracts. Our ability to significantly increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market. While we anticipate that we will continue to obtain European oxygen-18 customers in fiscal year 2005 (we have obtained two new customers as of February 28, 2005), the process is expected to be slow and we cannot provide any assurance that we will be able to do so.

        The increase in revenues from semiconductor materials and products sales for the three and nine months ended January 31, 2005 was primarily due to the additional revenues generated from the business and assets acquired from EMG in June 2004, but the increase in revenues in this segment was not as large as we had anticipated and the costs of integrating the new business into our operations were greater than expected. Included in revenues for the nine months ended January 31, 2004 was $200,000 related to the sale of silicon-28 as a bulk isotope; no comparable transaction in silicon-28 was included in revenues for the nine months ended January 31, 2005 and we do not anticipate any significant sales of silicon-28 during the remainder of fiscal 2005.

        As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but also to launch a full scale SOI operation. As discussed above, we are considering all available strategic options and while it is currently unclear as to what impact any of these decisions may have on future revenues from our semiconductor materials and products segment, if we elect to scale back our silicon wafer reclamation or SOI operations (without a corresponding increase in other potential semiconductor product lines), it is probable that revenues from this line of business will decrease.

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

Gross Margin

        Our gross margins decreased by approximately $1,000,000 during the three months and by approximately $3,200,000 during the nine months ended January 31, 2005 as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dollar amount	$(654,000)	$387,000	$(1,798,000)	$1,415,000
Percent of revenues	(27.9)%	18.5%	(23.4)%	21.5%

        The decrease in gross margin for the three and nine months ended January 31, 2005 is due mainly to the negative margins generated by the business and assets acquired from EMG in June 2004 notwithstanding our efforts to improve the performance of the assets in that segment.

        The decrease in gross margin was also due to reduced gross margins in our life sciences segment due to a continuing degradation of the price of oxygen-18 (and a decrease in volume for the three months ended January 31, 2005). These factors resulted in operating income for our life sciences segment of $10,000 for the nine months ended January 31, 2005 as compared to operating income from that segment of $554,000 for the nine months ended January 31, 2004.

        Our ability to increase our gross margin for the life sciences division in the future is directly related to our ability to increase our volume of sales of oxygen-18 or other higher gross margin related isotopes. We can offer no assurances that we will be able to do so.

        As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation. As discussed above, our integration and operation of these assets have not been successful, and we are considering various options for the business segment.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses increased during the three and nine months ended January 31, 2005 as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dollar amount	$2,550,000	$1,251,000	$5,371,000	$3,320,000
Percent of revenues	108.6%	59.7%	69.8%	50.4%

        Both the dollar and percentage increase for the three and nine months ended January 31, 2005 is attributable to an increase in consulting and other professional services expenses, an increase in headcount and facility costs related to the expansion of our SOI operations (primarily due to the acquisition of the business and assets of EMG in June 2004) and an increase in headcount in our homeland security operations (partially offset by an increase in revenues as it relates to the percentage increases).

        As a result of the proceeds generated from the financings and exercises of common stock warrants during the current fiscal year and our acquisition of the business and assets of EMG in June 2004, we anticipate that we will increase our selling, general and administrative expenses during the remainder of fiscal year 2005 through anticipated increased marketing efforts for our semiconductor materials and products segment. In addition, we will increase our selling, general and administrative expenses during the remainder of fiscal year 2005 in an effort to market the isotope-based trace detection technology that we acquired from IUT. There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Impairment of Goodwill and Intangible Assets

        Impairment of goodwill and intangible assets increased during the three and nine months ended January 31, 2005 as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dollar amount	$875,000	$—	$875,000	$—
Percent of revenues	37.3%	—%	11.3%	—%

        Impairment of goodwill and intangible assets relates to the write off of $447,000 associated with the acquisition of the net assets of EMG and $428,000 associated with the acquisition of technology from SEI.

Research and Development Expenses

        Our research and development expenses increased both on a dollar amount and on a percentage of revenues basis during the three and nine months ended January 31, 2005 as compared to the same period in our prior fiscal year as reflected in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dollar amount	$245,000	$171,000	$613,000	$401,000
Percent of revenues	10.4%	8.2%	8.0%	6.1%

        Both the dollar and percentage increase for the three and nine months ended January 31, 2005 is primarily related to an increase in research and development expenses associated with our isotope-based detection technology partially offset by a decrease in research and development expenses associated with our thin-film SOI product (and an increase in revenues as it relates to the percentage decreases).

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products, SOI products and potential markets for economic and technical feasibility. In June 2004, we entered into an agreement with IUT to fund $275,000 of research and development expenses on behalf of IUTDT in fiscal 2005 (of which $247,000 has been funded as of February 28, 2004) and we anticipate that we may incur additional research and development costs associated with the detection technology that we acquired from IUT. We will, in addition, continue funding research and development to improve technologies for isotope separation and material processing technologies and our semiconductor processes. Because of the uniqueness of our business, the unique chemicals and processes we deal with and the handling precautions required, these expenses can be significant. We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

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

Other Income (Expense), net

        Other income (expense), net increased during the three and nine months ended January 31, 2005 as compared to the same period of our prior fiscal year as reflected in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dollar amount	$23,000	$10,000	$16,000	$3,000

        For the three and nine months ended January 31, 2005 and 2004, other income (expense), net includes interest income and expense and foreign currency gains and losses.

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

Net Loss

        Our net losses increased by more than three-fold during the three and nine months ended January 31, 2005 as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dollar amount	$(4,301,000)	$(1,025,000)	$(8,641,000)	$(2,303,000)

        We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase (ii) we generate substantial revenues from products introduced as a result of our research and development projects or (iii) we acquire businesses and are able successfully integrate and develop them into profitable entities. We expect that our net loss will continue during at least the short term as we continue to incorporate and integrate the business and assets acquired from EMG into our operations or take another approach to reduce the negative impact those operations are having on our operating results, as we continue our marketing and research efforts to expand sales and develop new products in our life sciences segment and as we continue research and development efforts to commercialize the NeutroTest technology for the homeland security market.

        In accordance with the issuance of our Series E Stock (see Private Placement), we determined that the value of the beneficial conversion feature (based upon a $1.24 conversion price) to be $1,206,000, which has been reported as a deemed dividend for the nine months ended January 31, 2005. In accordance with the issuance of our Series C Stock, we determined that the value of the beneficial conversion feature to be $998,000, which has been reported as a deemed dividend for the three and nine months ended January 31, 2004.

        Net income in future years will be dependent upon our ability to increase net revenues (and related margins) faster than we increase our operating expenses. As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation. As discussed above, we are considering all available strategic options but it is currently unclear as to what impact, if any these decisions may have on future results from our semiconductor materials and products segment. We anticipate that our operations during the remainder of fiscal year 2005 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

        Our working capital and liquidity have eroded slightly during the nine months ended January 31, 2005. Working capital decreased $117,000, to $4,615,000 at January 31, 2005, from $4,732,000, at April 30, 2004.

        Our principal source of funding for the nine months ended January 31, 2005 was from the private placement completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants whereby we received $6,708,000. Our principal source of funding for the nine months ended January 31, 2004 was from private placements completed in January 2004 and September 2003. We used cash in operating activities of $7,317,000 and $2,367,000 during the nine months ended January 31, 2005 and 2004, respectively. Cash used in operating activities for the nine months ended January 31, 2005 and 2004 was principally the result of a net loss during the periods of $8,641,000 and $2,303,000, respectively.

        As a significant portion of our revenues and accounts receivable are derived from a small concentration of customers (see Significant Customers), if one or more of these customers were to discontinue or reduce their purchases of our isotope products or fail to pay our accounts receivable, the result could have a material effect on both our revenues and related cash flows.

        Our investing activities used cash of $2,057,000 and $12,000 for the nine months ended January 31, 2005 and 2004, respectively. Cash used in investing activities for the nine months ended January 31, 2005 and 2004, resulted primarily from purchases of property and equipment.

        Financing activities provided cash of $9,627,000 and $3,066,000 for the nine months ended January 31, 2005 and 2004, respectively. Cash provided by financing activities for the nine months ended January 31, 2005 resulted primarily from the private placement completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants whereby we received $6,708,000. Cash provided by financing activities for the nine months ended January 31, 2004 resulted primarily from the private placements of $2,200,000 ($2,000,000 net of due diligence fees and related expenses) and $1,200,000 ($1,080,000 net of placement fees) completed in January 2004 and September 2003, respectively.

        At January 31, 2005, we had $3,944,000 of cash and cash equivalents, an increase of $253,000, compared to $3,691,000, at April 30, 2004.

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

        There are provisions associated with the Series A Convertible Preferred Stock ("Series A Stock") that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. The Series A Stock is convertible at two shares of common stock for each share of Series A Stock outstanding. During the nine months ended January 31, 2005, 957,000 shares of Series A Stock were converted into 1,914,000 shares of common stock. As of February 28, 2005, there were 6,666 shares of Series A Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio.

        As of January 31, 2005, we had commitments outstanding for capital expenditures of approximately $525,000.

        On October 7, 2004, we established HSDC, a wholly owned Delaware corporation to consolidate our efforts in the homeland security market. In connection with the establishment of HSDC, we created an advisory board, which provides guidance and advice to HSDC in matters of technology, business and applications as we develop technologies and products for the homeland security marketplace. In November 2004 we issued 300,000 common stock warrants (valued at $669,000 using the Black-Scholes pricing model) to three newly hired advisory board members. The common stock warrants vested immediately, are exercisable at $4.00 per share, expire on November 1, 2007 and were expensed to selling, general and administrative expenses during the three months ended January 31, 2005.

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

        On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures ("Debentures") in the aggregate principal amount of $22,000,000 and 1,540,000 common stock warrants, each of which can be exercised for $6.25 per share for a period of three years. In addition to the Debentures and warrants issued to the investors, we paid a placement agent a 6.5% fee consisting of $660,000, a $770,000 Debenture and 53,900 warrants. The terms of both the Debenture and the warrant are the same as those for the accredited investors, as described above. The Debentures are required to be reduced by 1/12th per month beginning March 1, 2006. Both the principal and interest are payable, at our option in common stock or cash, subject to various requirements.

        At the present time, our working capital is primarily dependent on financing received from accredited investors. In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development, and investing activities. We do not expect working capital to increase from activities other than our financing activities until (if ever) we are able to increase our revenues to exceed our cash out-flows (assuming we are able to increase our revenues) or complete a financing arrangement. As a result of the private placements completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement agent fees) and October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants and options whereby we received $6,708,000 during the nine months ended January 31, 2005, we have sufficient cash available to fund our working capital requirements through our 2006 fiscal year.

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

Goodwill and Intangible Assets

        Effective May 1, 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. Although we adopted SFAS No. 142 effective May 1, 2002, goodwill and intangible assets other than goodwill acquired after June 30, 2001 have been amortized or not amortized in accordance with SFAS 142. We acquired intangible assets from IUT and EMG subsequent to June 30, 2001, and have accounted for those assets in accordance with the requirements of SFAS No. 142. Included in our assets at January 31, 2005, is goodwill related to the acquisition of Chemotrade in 1998 with a net carrying value of $1,807,000.

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

        Our intangible assets result from the isotope-based trace detection technology we acquired from IUT in December 2002 and customer lists associated with the acquisition of the business and assets of EMG in June 2004. The isotope-based trace detection technology is being amortized over its estimated useful life of ten years (which is based upon many factors including the time it will take to develop the technology, the expected life of the finalized product(s) and the estimated lives of similar products) while the customer list is being amortized over its estimated useful life of three years. We will continue to evaluate each reporting period whether events and circumstances continue to support our assessment of useful lives for these intangible assets. Additionally, if indicators of impairment do arise in the future, the intangible assets will be tested for impairment and may result in an impairment charge in the future.

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

Part II: Other Information

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Exercise of Common Stock Warrants

        During the three months ended January 31, 2005, we issued 1,405,677 shares of common stock as a result of the exercise of common stock warrants. The following sets forth the information required by Item 701 in connection with these transactions:

  (a)
  The transactions were completed during the three months ended January 31, 2005.

  (b)
  There was no placement agent or underwriter for the transactions.

  (c)
  The total amount we received from the cash exercises during the three months ended January 31, 2005 was $1,279,626. Certain warrant holders completed cashless exercises.

  (d)
  We relied on the exemption from registration provided by Sections 3(a)(9), 4(2) and 4(6) under the Securities Act of 1933 for these transactions and Regulation D. We did not engage in any public advertising or general solicitation in connection with the transactions. The investors had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information. Based on our investigation, we believe that the investors obtained all information regarding Isonics that they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities for investment purposes.

  (e)
  The common stock is not convertible or exchangeable or exercisable for any other equity security.

  (f)
  We will use the proceeds for general working capital.

Conversion of Preferred Stock

        During the three months ended January 31, 2005, 3 holders of our Series D Stock (each of whom is an accredited investor) converted 3,100 shares of Series D Stock into 350,780 shares of common stock. The following sets forth the information required by Item 701 in connection with that transaction:

  (a)
  The transactions were completed during the three months ended January 31, 2005.

  (b)
  There was no placement agent or underwriter for the transactions.

  (c)
  The shares were not sold for cash. The shares of common stock were issued in exchange for (and in conversion of) outstanding shares of Series D Stock.

  (d)
  We relied on the exemption from registration provided by Sections 3(a)(9) under the Securities Act of 1933 for these transactions and Regulation D. We did not engage in any public advertising or general solicitation in connection with the transactions. The accredited investors had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information. Based on our investigation, we believe that the accredited investors obtained all information regarding Isonics that they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities for investment purposes.

  (e)
  The common stock issued in these transactions is not convertible or exchangeable. No warrants were issued in these transactions. The underlying shares of common stock are included in a currently effective registration statement—SEC file no. 333-114521.

  (f)
  We received no cash proceeds from the issuance of the shares of common stock.

Issuance of 8% Convertible Debentures

        On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures ("Debentures") in the aggregate principal amount of $22,000,000 and 1,540,000 common stock warrants, each of which can be exercised for $6.25 per share for a period of three years. In addition to the Debentures and warrants issued to the investors, we paid a placement agent a 6.5% fee consisting of $660,000, a $770,000 Debenture and 53,900 warrants. The terms of both the Debenture and the warrant are the same as those for the accredited investors, as described above. The Debentures are required to be reduced by 1/12th per month beginning March 1, 2006. Both the principal and interest are payable, at our option in common stock or cash, subject to various requirements. The following sets forth the information required by Item 701 in connection with this transaction:

  (a)
  The transaction was completed effective February 24, 2005. The securities sold were the Debentures and the warrants.

    The Debentures are convertible into shares of our common stock and (if the equity conditions, as defined exist and we do not violate the share issuance limitations, as defined) we are permitted to pay interest by issuing shares of our common stock, and we are entitled to redeem or pay the Debentures by issuing shares of our common stock.

    The warrants are exercisable to acquire shares of our common stock as described above, and providing the issuance of shares do not violate the share issuance limitations discussed above.

  (b)
  A 3% cash fee was paid to the placement agent for the transaction, J.H. Darbie & Company. The securities were sold to ten persons, each of whom was an accredited investor.

  (c)
  The total offering was $22,000,000 cash. We also issued a $770,000 Debenture and 53,900 Warrants to an unaffiliated party who provided us services in connection with the transaction.

  (d)
  We relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this transaction. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the Investors with disclosure of all aspects of our business, including providing the Investors with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the Investors obtained all information regarding Isonics that they requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes. Each of the Investors represented to us that it was an accredited investor.

  (e)
  Each Warrant issued in this transaction is exercisable through February 23, 2008. The Warrants have an exercise price of $6.25. Additional terms applicable to the Warrants are described above.

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

        The Series E Stock is convertible into common stock at a price equal to 75% of Market Price on the conversion date, but at a price no higher than $1.24 per share (the "Ceiling Price") and no lower than $1.00 per share (the "Floor Price"). (The conversion price ratio was reduced from 85% because we were unable to meet our obligation to register the underlying shares of common stock) For purposes of determining the Conversion Price, the "Market Price" shall be the average of the lowest three intra-day trading prices of Isonics' common stock (which need not occur on consecutive trading days) during the 5 trading days immediately preceding the conversion date. The 5 trading day period shall be extended by the number of trading days during such period on which

  (i)
  trading in Isonics' common stock is suspended by, or not traded on, the OTC Bulletin Board or a subsequent market on which the common stock is then traded, or

  (ii)
  after the date of Registration Statement (the "Registration Statement") for the underlying shares of common stock of the Corporation into which the Series E Preferred Stock may be converted is declared effective by the SEC, the prospectus included in the Registration Statement may not be used by the holder for resale of underlying shares of common stock, is suspended by, or not traded on, the NASDAQ Small Cap or a subsequent market on which the common stock is then listed, or

  (iii)
  after the date the Registration Statement is declared effective by the SEC, the prospectus included in the Registration Statement for the underlying shares may not be used by the holder for the resale of underlying shares of common stock (provided such inability to use the prospectus is not (a) caused by the holder or (b) as a result of Isonics' filing of post-effective amendments to the Registration Statement.)

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

        We had an obligation to register the shares underlying the Series E Stock and the common stock warrants, including the obligation to file a registration statement by November 7, 2004 and to obtain effectiveness of the registration statement within 70 days after the filing of the registration statement. We are currently in default of our obligation and as a result, we are incurring a penalty of $2,200 per day until the registration statement is filed.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 9th day of March 2005.

Isonics Corporation (Registrant)
By	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Director
By	/s/ JOHN V. SAKYS John V. Sakys Chief Accounting Officer and Chief Financial Officer