Form 10KSB
period 2005-04-30
ISONICS CORP
filed 2005-06-29
CIK 1023966

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number: 001-12531

ISONICS CORPORATION
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0338561 (IRS Employer Identification No.)
5906 McIntyre Street Golden, Colorado (Address of principal executive offices)	80403 (Zip Code)

Issuer's telephone number: (303) 279-7900

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:
 Common Stock, no par value
Class B Common Stock Warrants
Class C Common Stock Warrants

(Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒    No ☐

        Registrant's revenues for the fiscal year ended April 30, 2005 were $10,105,000.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant's Common Stock on June 20, 2005 was $75,880,873. Excludes 3,709,192 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant's outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

        The number of shares outstanding of the Registrant's Common Stock, no par value, as of June 20, 2005, was 28,506,863 shares. The following document is incorporated by reference into Part III of this Form 10-KSB: None.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ITEM 1. BUSINESS

        Because we want to provide you with more meaningful and useful information, this Form 10-KSB contains certain "forward-looking statements" (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.

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

        We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our web site is www.isonics.com. Our common stock is traded on the Nasdaq SmallCap Market under the symbol "ISON." Although our common stock and warrants have been quoted on the Nasdaq SmallCap market, our stock has at times traded at prices below the $1.00 per share minimum Nasdaq maintenance requirements. Although currently our common stock is trading above the $1.00 per share minimum, should the market price of our common stock drop, we would be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock or our warrants.

        The address of our principal executive offices and our telephone and facsimile numbers at that address are:

    Isonics Corporation
    5906 McIntyre Street
    Golden, Colorado 80403
    Telephone No.: (303) 279-7900
    Facsimile No.: (303) 279-7300

        During our 2005 fiscal year, we raised over $31,000,000 (net of expenses) through the issuance of convertible debentures, our Series E Convertible Preferred Stock and the exercise of common stock warrants. As a result, we believe we have enough cash to execute our business plan into and beyond our 2006 fiscal year.

Life Sciences and Health Care

        Our life sciences and health care applications division has historically been primarily a distribution business. We acquire isotopes from several manufacturers who are located primarily in republics that were part of the former Soviet Union. We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds. For example, oxygen-18 is sold as water, and zinc-68 is sold as zinc oxide. We sell these isotopes for use in basic scientific research, medical diagnostics/therapy and industrial applications. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive. We continue to evaluate possible applications for stable isotopes, radioisotopes and non-isotopic materials.

        In January 2005, we commenced supplying limited quantities of actinium-225 for testing purposes. Actinium-225 is a radioisotope that is believed to be valuable in the treatment of certain cancers. Assuming our Russian business partners reach target production levels during fiscal year 2006, we believe that we will be able to nearly double the world's supply of actinium-225 by the end of calendar 2006. In June 2005, we entered into an agreement with Central Radiopharmaceutical Services, Inc. of Buffalo, New York ("CRS") for the joint production and marketing of certain radioisotopes with the first expected to be indium-111. While the projected revenues for these two radioisotopes are expected to be minimal (less than $300,000) for fiscal year 2006, we believe these to be important first steps in our effort to extend our distribution operations to provide more value-added products and to increase our share of the domestic radioisotope market to a meaningful number.

        At the present time, our life sciences division is being adversely affected by increased domestic and international competition. The oxygen-18 market continues to be dynamic and volatile. Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product. The market is currently in a surplus state and we expect it to be so for several years to come. Prices have declined 50% from highs of approximately two years ago and additional price erosion should be expected. Compounding this problem, our production partner's current economics and operations are optimized for production that does not utilize used or recycled water. We currently have a significant supply of used water (valued at approximately $660,000) but we have developed a plan with our production partner that will allow us to utilize this inventory for future production. In the meantime, as our current contracts with our customers expire, we are no longer offering our customers the option of recycling their used oxygen-18. While this new policy will allow us to gradually decrease the used water in our inventory, this approach does bear some commercial risk as one of our large competitors continues to offer a recycling option to customers.

        As a result of many factors including the continued degradation of the price of oxygen-18 and the uncertainty of a rebound in price in the future, we determined that the goodwill associated with this segment was impaired and as a result we incurred an impairment charge of $1,807,000 during the year ended April 30, 2005.

Homeland Security

        In October 2004, we formed a new subsidiary, Isonics Homeland Security and Defense Corporation ("HSDC"), to focus and consolidate our efforts in the homeland security sector. HSDC owns 85% of the outstanding equity in IUT Detection Technology, Inc. ("IUTDT"). Institut fur Umwelttechnologien GmbH ("IUT"), discussed below, owns the remaining 15% of IUTDT.

        In December 2002, through IUTDT, we acquired certain trace and bulk detection technology that can be used to detect various types of explosives. We acquired this technology from IUT, an entity in which we hold an 8.0% ownership interest. We are continuing to pursue research and development opportunities with respect to the technology we acquired from IUT under a research and development agreement we entered into with IUT. Utilizing the technology from IUT and other technology, we have developed a hand-held explosive detection device (in a prototype form) named "NeutroTest™," which we began marketing in October 2004, although we did not make any sales of NeutroTest™ during fiscal year 2005. We had earlier projected that we expected to have a NeutroTest™ product available for international sales in late second calendar quarter and for U.S. sales in the third calendar quarter of 2005, respectively. We have completed the sale of two, first-generation units to a German entity in June 2005 and while we are hopeful that we will be able to complete our first U.S. sale by September 30, 2005, we can offer no assurance that we will be able to do so by that date, if at all.

        In April 2004, we entered into a letter of intent to acquire the remaining 92% of common stock of IUT we don't presently own for a purchase price of approximately $1.4 million in cash and stock. We are currently completing our due diligence procedures and drafting the definitive agreement. If we are successful in completing the acquisition of IUT, we anticipate that we will be able to better expedite the development of NeutroTest™ and other related products in the pipeline. In addition, we would obtain ownership of other technologies such as IUT's ion mobility spectroscopy ("IMS") technology and product pipeline. In November 2002, IUT licensed a portion of this IMS technology to a third party, which also included a non-compete agreement through November 2005. As a result of the license agreement, IUT has been developing new processes and uses of the technology in order to ensure that it will not violate any of the constraints stemming from the license agreement. Assuming IUT is successful in its endeavor to not violate any of the provisions of the license agreement and after the termination of the non-compete agreement, IUT plans to begin marketing its IMS products. IUT also manufactures value-added radioisotope-based products that will further contribute to our life sciences segment. If completed, we expect to close the transaction in July 2005.

        On May 16, 2005, we acquired Protection Plus Security Consultants, Inc. ("PPSC"), a provider of advanced security and investigative services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world for $3.625 million in stock and cash. PPSC generated revenues of approximately $13,000,000 and was profitable for its year ended December 31, 2004 (both on an unaudited basis). We believe that the acquisition of PPSC provides us with a deep source of knowledge and contacts within the homeland security space and that it is capable of providing key insight for the development of our next-generation products along with successful marketing and sales processes.

Semiconductor Operations

        In November 2002, we commenced manufacturing SOI wafers in a facility in Vancouver, Washington. In June 2004, we acquired the business and assets of Encompass Materials Group, Ltd. ("EMG"), which was engaged in the business of manufacturing and reclamation of silicon wafers, and we continue to conduct those operations from that plant, also in Vancouver, Washington. Prior to our acquisition of the business and assets of EMG, we developed an integration plan which was predicated on making numerous changes to the related business that we believed if successful, would result in significant productivity improvements and cost reductions within our semiconductor segment. Our original plan required a structured three to five month implementation process, and was started within the first three weeks after the acquisition of the business and assets of EMG in June 2004.

        During the period we were integrating our operations with the operations we acquired, we incurred costs associated with the integration of the business, establishing processes and procedures (aimed at lowering the overall future costs of the operation) within the plant and hiring the proper personnel necessary to bring the assets to their full operating capacity. In addition, our revenues from the semiconductor segment during the year ended April 30, 2005 were at times significantly less than the historical run rates at EMG and substantially less than we anticipated. These integration expenses, reduced revenues and the fact that we haven't seen the results we anticipated from our cost savings program have generated significant negative gross margins and an operating loss of $6,484,000 in our semiconductor materials and products segment for the year ended April 30, 2005. We expect those losses to continue into our 2006 fiscal year.

        As the implementation of our integration plan for the semiconductor segment's operations did not achieve the results we anticipated, we have been and are continuing to make additional changes. It is our goal to achieve the substantial increase in revenues and reduction in costs that is required initially to reduce our losses within that segment and eventually to allow that business to operate profitably. We are currently in the process of reducing our reliance on small diameter reclamation services and emphasizing the rollout of new higher margin products to the market. While we continue to make progress in the development of our SOI business, in April 2005, we launched our new 300-millimeter large-diameter silicon wafer business (with our first sales being recorded in May 2005). The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are substantially greater than those associated with the small diameter market. To fully access the potential of the 300-millimeter silicon wafer market, we must continue to develop processes necessary to meet our customers' individual requirements.

        While we are monitoring the situation closely, it is currently unclear whether our additional changes will be successful. We are, therefore, continuing to consider a wide range of options for this segment including to continue investing additional capital or completing acquisitions of synergistic assets or technologies in order to compete in higher margin strategic product lines, scaling back certain of the silicon wafer reclamation and SOI operations and a partial or complete disposition of such assets.

        As a result of our ongoing business review of our semiconductor operations, we determined that the goodwill and certain of the intangible assets (associated mainly with the small diameter reclamation portion of this segment) were impaired and as a result we incurred an impairment charge of $875,000 which is included in the operating losses discussed above during the year ended April 30, 2005.

Subsidiaries

        We currently conduct some of our operations through four wholly owned-subsidiaries and one partially owned subsidiary. The following chart provides some information about those subsidiaries:

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Chemotrade GmbH Dusseldorf, Germany	Germany	100%	Chemotrade GmbH ("Chemotrade") is a value-added re-seller of stable and radioactive isotopes. It supplies radioactive isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for cancer therapy (brachytherapy) applications. Additionally, Chemotrade supplies various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Chemotrade's market is primarily Europe, but sales are also made to North America and Asia.
IUT Detection Technologies, Inc.	Colorado, USA	85%
			IUTDT owns and we anticipate will commercialize the detection technology that we acquired from IUT. This trace and bulk detection technology is anticipated to be used to detect various types of explosives. We own our interest in IUTDT through HSDC.
Isonics Homeland Security and Defense Corporation	Delaware, USA	100%	HSDC was formed in October 2004 and it coordinates our efforts in the homeland security market.
Isonics Vancouver, Inc.	Washington, USA	100% (subject to a security interest to Silver Silicon, Ltd.)	Isonics Vancouver, Inc. ("IVI") operates our SOI and silicon wafer fabrication and reclamation plant in Vancouver, Washington
Protection Plus Security Consultants, Inc.	New York, USA	100%	PPSC (which was acquired on May 16, 2005) is a provider of advanced security and investigative services for leading businesses and institutions.

        The foregoing does not include our minority ownership in two companies:

  •
  IUT, an entity based in Berlin, Germany, which performs research and development, and manufacturing of radioisotopes. We have an 8% interest in IUT through Chemotrade, and we are engaged in negotiations to acquire the remaining 92% interest.

  •
  Interpro Zinc, LLC, a Colorado entity that engages in the research and development for the recovery and recycling of zinc metal from various sources. We have a 25% interest in this entity.

    Interpro Zinc, LLC has suspended its operations due to a lack of funding and it is unclear as to if or when it will resume such operations.

        The purchase and ownership of our common stock and warrants involves a high degree of risk. See Item 6 "Management's Discussion and Analysis—Risk Factors", below. We have not authorized anyone to give you information or to make any representation other than those contained in this annual report.

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

  •
  minimizing early capital needs by obtaining stable and radioactive isotopes through alliances and supply agreements with existing stable and radioactive isotope sources;

  •
  obtaining value-added processing technology through sub-contract manufacturing agreements, joint ventures, and acquisitions of strategically important technologies and companies; and

  •
  developing a time-balanced product pipeline to provide a continual supply of new business opportunities.

        To further our business strategy, in December 2002, we acquired certain trace and bulk detection technology to be used for homeland security applications. In late 2004, we began to take steps toward marketing and then commercializing our first homeland security product, the NeutroTest™ explosive detection prototype. We are considering other products and services for our homeland security operations.

        In calendar year 2002, we commenced a new line of business—the manufacture and marketing of SOI wafers. In June 2004, we expanded our SOI wafer manufacturing operations when we acquired the business and assets of EMG, which was engaged in the business of manufacturing and reclamation of silicon wafers. In May 2005, we completed an important step in our business plan to build a multi-dimensional, high-growth homeland security business capable of delivering a range of next-generation technologies and services with the acquisition of PPSC.

Recent Business Dispositions

        None

Products

        During fiscal years 2005 and 2004, our revenues were generated from sales of stable and radioactive isotopes and SOI wafers, and also during fiscal 2005 from the manufacturing and reclamation of silicon wafers. We expect that sales from our semiconductor operations will increase during our 2006 fiscal year due mainly to the launching of our 300-millimeter large-diameter silicon wafer product line. We don't however anticipate any significant increases (if at all) in either SOI wafer sales or small diameter wafer manufacturing or reclamation services. As a result of the acquisition of PPSC in May 2005, we are now a provider of advanced security and investigative services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world. PPSC is currently attempting to obtain a Government Contract Schedule ("GSA Schedule") for security services. If successful, PPSC will begin to actively engage in acquiring federal security contracts, a market they don't currently serve. We are hopeful that PPSC will obtain its GSA Schedule in late summer of 2005 but we can offer no assurances that it will be able to do so. We expect that with the acquisition of PPSC, we will more than double our consolidated revenue for fiscal 2006. In addition, we are hopeful that we will begin to generate revenue from our trace and bulk detection technology during our 2006 fiscal year.

        As evidenced by our homeland security operations and the introduction of new products into our life sciences and semiconductor products and materials segment, we are attempting to develop new product lines, which we expect to add to our revenue stream in the future. The following is a more specific discussion of our current products.

Our Homeland Security Segment is Developing Products to Detect Explosives, Chemical Weapons, Illegal Drugs and Other Chemical Compounds in Our Homeland Security Segment.

        Isonics Homeland Security and Defense Corporation.    In October 2004, we announced the formation of HSDC as a wholly-owned subsidiary to consolidate all of our efforts in the homeland security market sector and to provide better visibility of our activities in this area. HSDC holds our 85% interest in IUTDT and our 100% interest in PPSC and is pursuing the completion of the acquisition of IUT.

        Relationship with IUT.    Through our Chemotrade subsidiary, we acquired a 6% ownership interest in IUT in 1998 (which has since grown to 8% through an IUT buy back of certain shares from a former shareholder). In December 2002, we acquired from IUT certain trace and bulk detection technology to be used to detect various types of explosives. We issued IUT 250,000 shares of our restricted common stock as consideration for the technology (which we valued at $273,000). In addition, we granted IUT a 15% ownership interest in a newly created subsidiary, IUTDT that owns and is commercializing the trace and bulk detection technology. Our ownership percentage in IUTDT may be reduced to the extent we raise additional equity capital through this subsidiary or acquire additional technologies.

        In June 2004, we entered into a research and development agreement with IUT, which contemplates the funding of certain projects of up to $4,000,000 over several years. The work is to be funded in steps and is based upon the completion of various milestones, as defined. We have no obligation to fund any work under this agreement unless we have approved such effort. We funded approximately $650,000 under this agreement during the year ended April 30, 2005.

        In April 2005, we entered into a letter of intent to acquire the remaining 92% of common stock of IUT we don't presently own for a purchase price of approximately $1.4 million in cash and stock. We are currently completing our due diligence procedures and drafting the definitive agreement. If we are successful in completing the acquisition of IUT, we anticipate that we will be able to better expedite the final development of NeutroTest™ and other related products in the pipeline. In addition, we would obtain ownership of other technologies such as IUT's IMS technology and product pipeline. In

November 2002, IUT licensed a portion of this IMS technology to a third party, which also included a non-compete agreement through November 2005. As a result of the license agreement, IUT has been developing new processes and uses of the technology in order to ensure that it will not violate any of the constraints stemming from the license agreement. Assuming IUT is successful in its endeavor to not violate any of the provisions of the license agreement and after the termination of the non-compete agreement, IUT plans to begin marketing its IMS products. IUT also manufactures value-added radioisotope-based products that will further contribute to our life sciences segment. If completed, we expect to close the transaction in July 2005.

        NeutroTest™ Technology.    The technology that we acquired from IUT consists of devices and technologies based on neutron detection and gamma spectroscopy. A number of these technologies and potential products have been under development at IUT for approximately five years, and some are available in prototype form. We are currently working on the development of a product named NeutroTest™. NeutroTest™ is a hand-held instrument whose purpose is to give users a tool for quickly evaluating an explosive threat in the form of a suspicious package or purported explosive device. The product runs on batteries, weighs less than 20 pounds and can be easily operated by a single person. We believe that it is suitable for evaluating letters, packages, luggage and other carrying cases without opening or handling them.

        The NeutroTest™ device uses a stream of neutrons to penetrate to the interior of objects, such as packages or suitcases, and interact with the materials inside. When interacting with neutrons, every element produces a unique data "signature," consisting of back-scattered neutrons, gamma rays and other information. NeutroTest™ analyzes the data streams and informs the operator via a readable display if the contents are potentially dangerous. Based on in-house laboratory evaluations, we believe NeutroTest™ has the potential to identify as little as 200 grams of TNT or similar explosive in less than one minute through as much as 5 millimeters of steel.

        This neutron-based technology is distinct from the x-ray scanning systems commonly used in package and suitcase security inspections, and provides unique types of information about the packages or cases being evaluated. X-rays simply detect shapes and density, and provide pictures of the contents of containers. Neutrons, however have the ability to provide information regarding the nature of the chemical composition.

        Our marketing efforts for the NeutroTest™ device included a presentation made by IUT at a NATO symposium held in Madrid, Spain in October 2004 entitled "Countering Improvised Explosive Devices," and IUT's attendance at the International Defense Exhibition and Conference in Abu Dhabi, United Arab Emirates, in February 2005. We also joined the Homeland Security Industry Association (whose mission is to provide a mechanism for government and the private sector to coordinate on a wide range of homeland security issues) and American National Standard Institute's (ANSI) Homeland Security Standards Panel (which is working to identify existing consensus standards for homeland security products or, where none exist, to assist the Department of Homeland Security and industry groups in developing standards). In addition, we have joined the National Safe Skies and Waterways Alliances, both working as "not for profit" testers of advanced technology for homeland security applications.

        The NeutroTest™ device discussed above is part of a family of neutron-based detection products that we are developing. We are also in the early stages of development of larger, more sophisticated implementations of the technology designed for automated baggage screening, monitoring air shipping containers and environmental monitoring. Our neutron technology is designed to offer explosive-detection advantages over existing screening methods, such as x-rays, including a better ability to distinguish between potentially dangerous materials and those that are harmless.

        We anticipate that IUTDT will continue to focus on products utilizing neutron-based detection technologies and leveraging its experience gained at IUT in establishing relationships with governmental entities, obtaining funding for research and development activities, increasing its portfolio of technology patents and commercializing promising products. Whether or not our acquisition of IUT is completed, we expect IUTDT to work closely with IUT in completing necessary research and development activities along with providing immediate manufacturing needs. In addition, IUTDT may establish sales operations in the United States and explore all available manufacturing options, as well as potential partnership agreements to meet its possible demand for its products.

        If our acquisition of IUT is completed, we will obtain ownership of IUT's IMS technology not already licensed to a third party, including a prototype explosives detection product. IMS is a "sniffer" technology that has a proven capability to identify chemical warfare agents, toxic industrial chemicals and other environmental contaminants. We will focus ongoing development of the detection of explosives, drugs and biological agents. We expect that certain of the IMS products will be commercially available as soon as calendar 2006.

We Provide Advanced Security and Investigative Services for Businesses

        As a result of our May 2005 acquisition of PPSC, we are now a provider of advanced security and investigative services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world.

We Supply Isotopes for Life Sciences Applications

        We supply stable isotopes in elemental and simple compound forms for use in life science applications. In 1998, we expanded our product offerings to include radioisotopes. We expect to continue selling stable and radioactive isotope products/services, develop new products and services, and expand our offerings through vertical integration.

        In January 2005, we announced that we would begin to provide actinium-225 to the United States and foreign markets. To do so, we entered into agreements with the State Scientific Center of the Russian Federation—Institute for Physics and Power Engineering, named after A.I.Leipunsky ("IPPE"), Obninsk, Russia and another Russian Institute. IPPE has expertise in making actinium-225, and we have supplied samples of the actinium-225 to several prospective customers for testing. Actinium-225 is a radioisotope for the treatment of certain cancers. Actinium-225 is extremely rare, and if IPPE and our other Russian supplier can produce actinium-225 at an acceptable quality as they have projected, we will be able to nearly double the world's supply of actinium-225 by the end of calendar year 2006. Additionally in June 2005, we entered into an agreement with CRS for the joint production and marketing of certain radioisotopes with the first expected to be indium-111. While the projected revenues for these two radioisotopes are expected to be minimal (less than $300,000) for fiscal 2006, we believe these to be important steps in our effort to provide more value-added products and to increase our share of the domestic radioisotope market to a meaningful number.

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

        Isotopes are typically referred to by their atomic mass number, which number is derived from the number of protons and neutrons in the atom's nucleus. For example, oxygen-18 has eight protons and ten neutrons in its nucleus, and silicon-28 has 14 protons and 14 neutrons in its nucleus. In ultra chemically pure crystals, grown for electronics or optical applications, isotopic impurities can be the greatest contributor to crystal disorder because of mass and diameter differences. Eliminating these variations by using a single enriched isotope (i.e. an isotopically-pure substance) increases thermal conductivity and optical transparency thus improving product performance. Similarly, enriching or depleting isotopes based upon their nuclear cross-sections allows materials to be engineered for applications in the nuclear power industry, for controlled doping of semiconductors in the computer industry and for use as targets to produce radioisotopes for the life sciences and other industries.

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

        Drugs have historically been designed using a screening process in which prior experience determines what chemicals might work to treat a condition and what tests were performed on subjects. Traditionally, numerous aspects of the many phases of drug development have been carried out using radioisotope-labeled versions of promising compounds. The process starts with a very large number of candidate compounds, which are "screened" for their effect on a particular biochemical system. Promising compounds then undergo the follow-on phases of drug development and testing. We supply basic or "precursor" compounds labeled with radioisotopes, such as carbon-14 and phosphorous-33, to manufacturers who incorporate them into more complex radioisotope labeled compounds. In turn, these compounds are employed in the pharmaceutical development processes mentioned above. The carbon-14 precursors are produced under contract by IUT, a company in which we hold a minority interest.

        Medical Imaging and Therapy.    Radioisotopes have been used for years in the diagnosis and treatment of many medical conditions. The trend in these two areas has been towards more specific labeled compounds that, after labeling with the radioisotope and introduction into the patient, quickly concentrate at the diseased site(s). In theory, the appropriate choices of chemical and radioisotope labels facilitate disease detection and stage determination, which then improves therapy selection, administration and monitoring. The medical community is developing and testing several classes of chemical compounds ranging from monoclonal antibodies to peptides for use in the detection and, eventually, the treatment of many diseases. The FDA has approved some of these for use.

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

        In calendar 2005, we introduced or plan to introduce two new radioisotopes, actinium-225 and indium-111. Actinium-225 is useful in alpha immunotherapy applications because it delivers maximum energy in a small volume of human tissue. Its potential use is for treatment of micrometastatic and single tumor cells such as leukemia/lymphoma as well as those disease sites where efficient access to tumor sites permits targeting by monoclonal antibodies. We are also working with a company to develop a next-generation generator using alternative separation column technology that will improve yield and ease of use of the actinium. Indium-111 is used in specialized diagnostic and therapeutic applications in nuclear medicine, for example, as a diagnostic agent for prostate cancer and labeling of platelets for thrombus (blood clot) detection.

        The two applications below represent a significant portion of our life sciences segment's revenues this year and we believe they will continue to do so for several years to come. For the first application, we supply a stable isotope that is converted by the customer to a radioactive isotope and then used to detect cancer and other metabolic disorders. For the second, we supply the radioisotopes as radiochemicals for incorporation by the customer into cancer-fighting therapeutic devices.

          Positron Emission Tomography ("PET").    Although this powerful nuclear medicine imaging technology has been available for over 25 years, until recently, its complexity and cost had relegated PET to a research role. Technology and infrastructure improvements have reduced the cost and complexity of performing PET studies. PET's unique ability to diagnose multiple metabolic abnormalities, particularly cancer, has resulted in recent approvals by the FDA and favorable reimbursement levels by Medicare, Medicaid and third party insurers. Similar approvals are now common in Europe and parts of Asia, though reimbursement levels vary. We believe PET studies are growing at rates of approximately 20% to 50% annually worldwide.

          Oxygen-18 is a rare stable isotope of oxygen. Oxygen-18 is used to produce fluorine-18, a radioisotope that is the source of the positrons tracked by the PET imaging equipment. Although we do not produce oxygen-18 ourselves, we purchase and resell oxygen-18 to end users worldwide. In fiscal 1999 (at a time when demand for oxygen-18 exceeded the supply), we introduced a novel program to recycle "used" oxygen-18. We believed that this program, which allowed our customers to benefit from the disposal of depleted oxygen-18, provided an economic advantage to our customers as well as a competitive advantage for us over those of our competitors that didn't offer this service. We terminated this program as of January 1, 2005 because the current low price of oxygen-18 has essentially eliminated the economic benefits of recycling.

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

We Manufacture and Reclaim Silicon Wafers

        Manufacturing and Reclamation of Silicon Wafers.    On June 11, 2004, we completed a transaction by which our wholly-owned subsidiary, IVI, acquired the silicon wafer reclamation and manufacturing business and related assets from EMG. To complete the transaction, we paid EMG:

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

        The assets that we purchased included all of EMG's trade receivables, inventory to support EMG's normal business operations, property, plant and equipment necessary to operate EMG's business operations and EMG's prepayments for the purchase of materials and supplies to be consumed in the ordinary course of business. We also assumed a number of contracts that we believed were valuable to the continuing operations of the business previously conducted by EMG, including certain supply contracts, the real estate leases, maintenance agreements, unfilled customer orders and two sales representative agreements.

        The equipment that we acquired was the equipment necessary to continue EMG's silicon wafer reclamation and manufacturing business including grinders, polishers, final clean system, packaging unit and metrology tools. We consolidated our equipment from our former facility in Vancouver, Washington with the EMG equipment in EMG's leased space.

        Our principal business currently is to reclaim silicon wafers used by other parties. Because of the cost of silicon wafers, many manufacturers of integrated circuits ("ICs" or "chips") ulilize test wafers incorporating the chip design. Generally, these wafers are made from reclaimed silicon wafers which, while not suitable for production, are suitable for testing and are significantly less expensive to the user. When silicon wafers have been used for testing purposes (or when new silicon wafers are abandoned because of flaws in the design or manufacturing process), the owner of the silicon wafers will frequently return them to a reclamation facility to remove all of the foreign substances from the silicon wafer, generally through application of chemicals. These reclaimed silicon wafers are then ground and polished, and can be returned to the owner and used for test wafer purposes. In many cases, the owner keeps title to the silicon wafers and the reclamation facility (such as our subsidiary) stores the silicon wafers until needed and then provides the services necessary to complete the reclamation process.

        As discussed above, we have incurred substantial operating losses from these operations and as a result we are currently in the process of reducing our reliance on small diameter reclamation services and emphasizing the rollout of new higher-margin products to the market. While we continue to make progress in the development of our SOI business, in April 2005, we launched our new 300-millimeter large-diameter silicon wafer business (with our first sales being recorded in May 2005). The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are substantially greater than those associated with the small diameter market.

        SOI Business Operations.    Based on our market research, it appears to us that the use of SOI wafers is growing rapidly in three major markets:

  •
  integrated circuits;

  •
  Micro Electrical Mechanical Device ("MEMS") manufacturing; and

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

        SOI Wafer Manufacturing.    We shipped our first SOI wafers in January 2002 and have been shipping minimal amounts ever since. We have moved all of our SOI operations to the facilities we assumed from EMG. While we have historically struggled to effectively sell this product, we continue to market our product while we refine our manufacturing processes. We are increasing our sales activities but the ramp-up in sales has been, and is anticipated to continue to be, a slow process as we still need to complete the qualification process with most new potential customers and many potential customers are proceeding cautiously with SOI wafers. As a result, we expect to gradually increase our revenues from the sale of SOI wafers and other silicon wafers in fiscal year 2006, although there is a chance that we may not be able to generate significant additional revenue from the sale of SOI wafers until fiscal year 2007, if at all.

        While we are monitoring the situation of our semiconductor operations closely, it is currently unclear whether our additional changes will be successful. As a result, we are continuing to consider a wide range of options for this segment including to continue investing additional capital or completing acquisitions of synergistic assets or technologies in order to compete in higher margin strategic product lines, scaling back certain of the silicon wafer reclamation and SOI operations and a partial or complete disposition of such assets.

Distribution Method

        We operate life sciences sales offices in Columbia, Maryland, Golden, Colorado and Düsseldorf, Germany. We currently manufacture and reclaim various types of silicon wafers at our facilities in Vancouver, Washington. Effective May 16, 2005, with the acquisition of PPSC, we now also provide advanced security and investigative services from our New York office. We identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers. There are a limited number of suppliers in the isotope industry and, therefore, most customers are aware of the products and services we offer. Customers directly place the orders and we either ship directly to the customer through our sales offices or the product is shipped directly from the supplier. We package and ship from our own manufacturing facilities using commercial courier services such as Federal Express and DHL.

Significant Customers

        As of April 30, 2005, three customers accounted for approximately 29% of total net accounts receivable. Three customers accounted for approximately 34% of total net accounts receivable at April 30, 2004. Two customers (Eastern Isotopes, Inc. and PerkinElmer, Inc.) accounted for approximately 19% and 10%, respectively of revenues for the year ended April 30, 2005. One customer

(Eastern Isotopes, Inc.) accounted for approximately 32% of revenues for the year ended April 30, 2004.

        Three customers (PerkinElmer, Inc., International Isotopes, Inc. and IBT SA) accounted for approximately 38%, 18% and 16%, respectively of the German operation's revenues for the year ended April 30, 2005. Three customers (PerkinElmer, Inc., IBT SA, and International Isotopes, Inc.) accounted for approximately 33%, 20%, and 19%, respectively of the German operation's revenues for the year ended April 30, 2004. Three customers accounted for approximately 67% of the German operation's net accounts receivable at April 30, 2005. Two customers accounted for approximately 49% of the German operation's net accounts receivable at April 30, 2004.

        Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce, or delay the amount of isotopes or other products ordered from us.

Research and Development

        Consistent with our product development strategy, we are seeking to identify and evaluate new products for our homeland security operations as well as new stable and radioactive isotope products and potential markets for economic and technical feasibility. We will, in addition, continue funding research and development to improve technologies for isotope separation and materials processing technologies. During fiscal years 2005 and 2004, research and development expenses were $1,271,000 and $569,000, respectively.

        During fiscal year 2006, we expect to continue to focus our research and development efforts on existing and new products for our homeland security segment, the production of high chemical-purity silicon-28 silane gas, silicon-28 trichlorosilane and silicon-28 epitaxial wafers. These efforts continue the research and development we performed in fiscal years 2005 and 2004, as well as NeutroScan™ and other trace and bulk detection products. The first two products focus on explosives detection using neutron-based interrogation technologies. Trace and bulk detection technology and product development continues to focus on very low-level detection of various types of explosives utilizing ion mobility spectrometry and other low concentration analytics techniques.

        While we continue to move forward with our development program and to pursue the establishment of a low cost supply of silicon-28, we did not receive significant revenues in our 2004 or 2005 fiscal years, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers. Therefore we do not anticipate significant proceeds from silicon-28 product sales during fiscal year 2006, although we could respond to customer demand in a relatively short time frame. Our goal ultimately is to produce bulk silicon-28 wafers at an acceptable cost, which will produce the maximum benefits to the end user.

Homeland Security Products

        In June 2004, we entered into a research and development agreement with IUT, which contemplates the funding of certain projects of up to $4,000,000 over several years. The work is to be funded in steps and is based upon the completion of various milestones, as defined. We have no obligation to fund any work under this agreement unless we have approved such effort. We funded approximately $650,000 under this agreement during the year ended April 30, 2005.

        During 2004 and 2005, the research and development work for our homeland security segment was performed pursuant to this research and development agreement with IUT. The substantial majority of the efforts were expended on the development of our NeutroTest™product.

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

        We currently have three United States patents in our own name (US 6,653,658, dated November 25, 2003, US 6,838,020 dated January 4, 2005, and US 6,897,459, dated March 15, 2005) and have filed several other patent applications regarding silicon-28 and other isotopically purifed materials. Ongoing work in the area of isotope separation by chemical means (which is currently being performed by outside entities) may also lead to patentable inventions.

        In 1999, we entered into an exclusive licensing agreement with Yale University that entitles us to exclusive intellectual property rights to patents covering semiconductor devices derived from isotopically engineered materials. The license requires payment by us of a royalty based on a percentage of our, or our sublicensees', net sales of products derived from technology covered by the Yale patents (US 5,144,409, dated September 1, 1992, and US 5,442,191, dated August 15, 1995). Each of these patents expires seventeen years after issuance.

        Several disclosures related to the trace detection technology underlying NeutroTest™ and NeutroScan™ have been written and one patent application is currently being prepared. We can offer no assurances that any patents will be awarded related to these developments.

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

Homeland Security

        A large number of companies are involved in the homeland security industry, an industry that received a significant impetus from the events of September 11, 2001. Many of these companies (such as General Electric, OSI Systems, Inc., Smiths Heimann, Inc. and L-3 Communications Holdings, Inc.) are significantly larger than are we and generally have greater financial resources at their disposal. We believe that the technology that we have acquired from IUT will result in better detection products, which will be attractive to the marketplace. Given the size and importance of the homeland security market, we anticipate that even greater competition will emerge. Additionally, within the services segment of homeland security, there will continue to be significant additions to security services required. There will be continued pressure within this business segment by larger services providers such as Smith Heimann, Inc., however there are niche segments that provide PPSC opportunities that otherwise could be underrepresented. The award of a GSA Schedule would significantly enhance PPSC's opportunity for growth.

Isotopes for Life Sciences

        While the situation will change once the CRS alliance begins producing radioisotopes, we have not actually produced stable or radioactive isotopes for use in the life sciences applications mentioned here. Instead, we distribute products made for us by a variety of producers in Russia, other countries of the former Soviet Union, Europe and North America. In many cases, we have long-term, exclusive supply relationships in place with producers. In others, we have the advantage of relationships that have developed over upwards of 25 years.

        Competitors for stable isotopes fall into two categories—other producers and other distributors. Our primary competition from other producers comes from the other manufacturers of oxygen-18 including Rotem, CIL and Marshall Industries. To counter this, we have an exclusive supply agreement (which expires July 2010) in place with our producer. As for competition with other distributors, our primary competition comes from Trace Sciences, a privately-held company in Canada with long-standing supply relationships with several stable isotope producers.

        Competitors for radioactive isotopes fall into three categories: bulk radiochemical producers; value-added labeled compound producers; and other distributors. Our primary competition for bulk production comes from MDS Nordion in Canada. Most other bulk producers are government-owned or university-operated. They typically sell through distributors like Isonics. We have either an exclusive supply agreement or long-standing supply relationships with many of these organizations. In the segment of value-added producers, we have a narrow product line with an exclusive, three-way supply agreement (which currently expires December 31, 2005) between Chemotrade, IUT and PerkinElmer Life Sciences, Inc. (the largest user of this product line) and the June 2005 agreement with CRS. As for competition with other distributors, the primary competitor, Tenex, is also our supply partner from time to time.

Semiconductor Materials

        SOI Wafers.    There are a number of competitors in the thick-film SOI wafer business, several of which are larger than us and have significant financial resources as compared to Isonics. SUMCO, Okmetic and SEH-Japan are our most significant competitors for thick-film SOI wafers while SOITEC, SEH, Canon, and Ibis are our most significant competitors for thin-film SOI wafers.

        Silicon wafers—manufacturing and reclamation.    There are a number of competitors in the test wafer and wafer reclamation business. We compete for business primarily in North America, but have begun soliciting business from the European Union. Larger competitors, such as Silicon Quest International, Inc., Pure Wafer Ltd. and Exsil Inc., provide a wide range of products and services comparable to us and compete on a global basis. There are numerous smaller competitors which provide a more focused product or service offering and compete on a local or regional basis. Customers select a supplier based on a combination of factors including price, delivery time, and quality.

        Silicon-28.    Although we have not yet identified significant competitors, numerous companies in the United States and throughout the world are currently manufacturing semiconductor materials and are working to improve the thermal conductivity and other beneficial characteristics of semiconductor materials. Many of these companies may be larger than are we and generally have significantly greater financial resources at their disposal. In addition, many types of technologies can address the issue of thermal management (i.e., better cooling technology, new designs, etc.). It remains to be seen which technologies, if any, will prove to be the most cost effective and gain market acceptance.

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

Manufacturing and Supply

        We plan to initially manufacture our trace detection technology products using the existing IUT facilities and subcontractors. We are also exploring additional manufacturing options in Europe and the United States to increase our capacity, if necessary.

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

        To date, we have only been able to obtain limited quantities of silicon-28 for use in manufacturing epitaxial wafers. We believe that we will be able to obtain adequate supplies of silicon-28, but have been unable to commit to the suppliers because of our prior lack of working capital.

        We manufacture and reclaim silicon wafers at our facilities in Vancouver, Washington. The research and development work associated with our NeutroTest™ product is performed at IUT (who outsources the manufacturing work to various European entities).

        Except for the agreements with CRS and our suppliers of oxygen-18 and actinium-225 in Russia, we do not have any written agreements with our suppliers and processors. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers.

        Generally we find the raw materials necessary for our operations to be readily available, either from the general market place for raw materials that are commonly available or through our suppliers.

Government Regulation

        Regulation by government authorities in the United States and other countries is a significant consideration in the research, development, production, distribution and marketing of our homeland security and life sciences products. In order to clinically test, manufacture, distribute, market and sell products, we must follow safety and other standards established by applicable regulatory authorities. We may be subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions, laboratory and manufacturing practices, and the use, storage and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. The regulations potentially material to our business are summarized below.

        Homeland Security Products.    Our research has indicated that review or approval of our NeutroTest™ explosive detection device by one or more government agency will be required.

        We will engage an evaluating body, such as Underwriters Laboratories for the U.S. market and TUV for the European market, to conduct and summarize the results of their test on the NeutroTest™ prototype or successor. The test will specifically address the concerns of the regulating bodies where the product will be marketed. The test will focus on the points of importance from their documents, which describe attendant concerns for this radioactive material and its potential harmful effect on a user.

        We will then present these findings and summary recommendation to the governing bodies for the U.S. and Europe. We will then seek government approval to market and sell, as well as seek direction and recommendations on what training, advice and documentation should be required to protect users and other persons in the use environment.

        The most favorable result of the test would be to find that the device falls within or below the level of exposure thought to be acceptable in which case we believe that the applicable governments should rapidly render approval to sell without further regulation or complication.

        Life Sciences Products.    We are not currently subject to any FDA regulation because we do not currently manufacture any Diagnostic Breath Tests, drug products or other medical devices. Our customers may in many cases be subject to FDA regulation. However, if we test, manufacture, market, distribute, export or sell diagnostic products or medical devices in the future, we will also likely be subject to extensive regulation nationally and internationally.

        The import, export, handling, transportation, sale, storage and other activities undertaken in connection with our non-medical products are subject to, or are potentially subject to, significant federal, state, local and foreign government controls pertaining to hazardous chemicals, import export controls and other matters. These regulations are complex, pervasive, and constantly evolving. Our ability to effect and maintain compliance with these controls is important to our commercial success. We are not currently engaged in any activities that may require us to incur significant expenses related to environmental compliance.

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

Product Liability and Insurance

        Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew product liability insurance (which currently expires April 30, 2006) in order to protect ourselves from such potential exposures, however there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, or, if available, the cost will be acceptable. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions.

Employees

        As of May 31, 2005, we had 457 full-time employees.    We have:

          3 employees (including our senior vice president who is president of HSDC) in our homeland security operations;

          395 employees at PPSC;

          48 employees in our SOI and silicon wafer manufacturing and reclamation operation;

          4 employees in our life sciences operation; and

          7 employees in our corporate offices.

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

        We have two facility leases in Vancouver, Washington. The first lease requires a minimum payment of $9,700 per month and terminates August 31, 2007 while the second lease requires a minimum payment of $5,690 and terminates January 31, 2011.

        We lease 1,750 square feet for an administrative sales office in Columbia, Maryland that expires September 30, 2005. Chemotrade leases office space in Düsseldorf, Germany that expires June 30, 2006.

        As a result of the May 16, 2005 acquisition of PPSC, we lease office space from a related party in New York, New York. The lease requires a minimum payment of $4,000 per month and terminates May 2009.

ITEM 3. LEGAL PROCEEDINGS

        On March 25, 2005, Prime International Equities, LLC ("the Plaintiff") filed a complaint against us in the United States District Court for the District of Colorado (Civil Case No. 05-F-562 (BNB)). In that complaint, the plaintiff alleges (among other things) that it holds outstanding Class B common stock warrants which are subject to our amended and restated warrant agreement. The Plaintiff alleges that we failed to use our best efforts to keep effective a federal registration statement covering various of our securities. The Plaintiff also alleged that our failure to so use our best efforts is impairing the Plaintiff's ability to exercise certain warrants it owns and to receive shares of our stock. The Plaintiff further alleged that if the Plaintiff's warrants are not exercised, they will expire by their terms at the end of 2005 and the Plaintiff will lose the ability to become an owner of our shares pursuant to the warrants. The Plaintiff further alleged that our continued failure to so use its best efforts has caused the Plaintiff to suffer substantial damages allegedly in excess of our financial ability to compensate the Plaintiff, although the Plaintiff fails to quantify its damages allegation. The plaintiff requests specific performance and damages. We answered the complaint on April 29, 2005, denying the material allegations of the complaint. We intend to vigorously contest any liability. Neither party has completed any portion of discovery and as a result, it is not possible to predict the likelihood of a favorable or unfavorable result. We do not anticipate that this matter will come to trial until calendar 2007, if at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a meeting of our shareholders during the fourth quarter of the year ended April 30, 2005. On April 19, 2005, we held our annual meeting of shareholders in Golden, Colorado. Three proposals were submitted to the shareholders for approval as set forth in Isonics Corporation's proxy statement dated March 8, 2005:

          The election of five directors to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.

          The amendment to our Articles of Incorporation to increase our authorized Common Stock to 75,000,000 shares.

          The adoption of Isonics Corporation's 2005 Stock Option Plan.

          Inasmuch as 24,482,894 shares were present at the meeting, a quorum of the shareholders was established.

        The names of the directors elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified, and the number of votes cast for and against were as follows. Our common stock and outstanding shares of our Series A convertible preferred stock voted as a single class in the election of directors.

Name of Director	Shares FOR	Shares WITHHELD, abstentions, and broker non-votes
James E. Alexander	24,090,638	392,258
Boris Rubizhevsky	24,101,133	381,761
Lindsay A. Gardner	24,108,093	374,801
Richard Parker	24,128,918	353,976
Russell Weiss	24,154,398	328,496

        Abstentions and broker non-votes were not counted for the purposes of determining the outcome of the vote on the election of directors. They are included within the total of "shares withheld," above.

        The shareholders approved the amendment to our articles of incorporation and, as a result, our authorized common stock was increased to 75,000,000 shares. There were 24,052,444 shares of common stock voting as a separate class, and 24,052,444 shares of common stock and our outstanding series A preferred stock voting as a single class that voted to approve the amendment.

        The shareholders also approved the adoption of our 2005 Stock Option Plan with 5,729,849 shares voting voted for such approval and 776,841 shares voting against (17,976,204 shares withheld).

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a)    Market Information.

        Our common stock is quoted on the Nasdaq SmallCap Market. As of May 31, 2005, we have outstanding 202,500 Class C Warrants and 1,780,110 registered Class B Warrants. The Class B Warrants and the Class C Warrants are also quoted on the Nasdaq SmallCap Market. Currently the trading symbols for our outstanding securities are as follows:

Common stock	"ISON"
Class B Warrants	"ISONL"
Class C Warrants	"ISONZ"

        The following table sets forth the closing bid prices for the common stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for the two most recent fiscal years as reported by the Nasdaq SmallCap Market.

Quarter Ended July 31, 2005 (through May 31, 2005)
Common Stock (ISON)
High	$3.38
Low	$1.72
	Quarter Ended
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005
Common Stock (ISON)
High	$1.80	$5.50	$5.88	$5.09
Low	$1.09	$.89	$3.61	$1.81
	Quarter Ended
	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004
Common Stock (ISON)
High	$1.15	$1.29	$1.62	$1.79
Low	$.71	$.76	$1.04	$1.01

        (b) and (c)    Shareholders and Dividends.

        As of April 30, 2005, there were approximately 75 shareholders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

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

        (d)    Securities Authorized for Issuance Under Equity Compensation Plans.

        The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the year ended April 30, 2005.

	Equity Compensation Plan Information(1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,846,647	$1.93	3,265,000
Equity compensation plans not approved by security holders	0	$0	0

Total	2,846,647	$1.93	3,265,000

(1)
This does not include options or warrants held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

        (e)    Recent Sales of Unregistered Securities—Item 701 Disclosure.

Employee and Director Offerings

Employee Offerings

        (a)   During the past years, we have issued shares of common stock and options to purchase shares of common stock pursuant to existing employee benefit plans. As noted in the following discussion, portions of some of these plans have been included within registration statements on Form S-8 (file nos. 333-74339 and 333-52514). The following table sets forth information about the options outstanding and available for issuance under each of the plans as of April 30, 2005:

Plan Name	Issued Options/Shares	Available for Grant or Issuance
1996 Stock Option Plan	358,769 options	0 options
1996 Executives Equity Incentive Plan	1,505,937 options 255,000 shares	0 options/shares
1996 Equity Incentive Plan	616,941 options 15,000 shares	0 options/shares
1998 Employee Stock Purchase Plan	57,224 shares	142,776 shares
2005 Stock Option Plan	235,000 options	3,265,000 options/shares

        As a result of the adoption of the 2005 Stock Option Plan by our shareholders on April 19, 2005, we will issue no additional shares or options under either the 1996 Executives Equity Incentive Plan or the 1996 Equity Incentive Plan.

Issuances to Officers or Directors Not Previously Reported

        (a)   On October 6, 2004, we issued 100,000 stock options to Lindsay A.Gardner under the 1996 Executives Equity Incentive Plan. The options are exercisable at $1.52, expire on October 5, 2014 and vested 25% upon grant with the remaining 75% vesting ratably over a three-year period.

        On February 22, 2005, we issued 300,000 and 100,000 stock options to Boris Rubizhevsky and James E. Alexander, respectively under the 1996 Executive Equity Incentive Plan. The options are exercisable at $4.64, expire February 21, 2015 and vested 20% upon grant with the remaining 80% vesting ratably over a four-year period.

        On February 22, 2005, we issued 75,000 stock options to John V. Sakys under the 1996 Executive Equity Incentive Plan. The options are exercisable at $4.64, expire February 21, 2015 and vested 25% upon grant with the remaining 75% vesting ratably over a three-year period.

        On April 19, 2005, we issued 10,000 stock options each to Richard Parker and Russell Weiss under the Directors Plan. The options are exercisable at $2.04, expire April 18, 2010 and vested immediately.

        On April 19, 2005, we issued 40,000 stock options each to James E. Alexander, Boris Rubizhevsky, Richard Parker, and Lindsay A. Gardner pursuant to the 2005 Stock Option Plan that had been approved by the shareholders at the annual meeting held that day. The options are exercisable at $2.04, expire April 18, 2010 and vested upon acceptance in May 2005.

Applicable to the Offerings to the Employees, Officers and Directors

        (b)   No underwriters were involved in the transactions.

        (c)   The stock options issued outside of our employee benefit plans were, for the most part, issued in consideration of services rendered and did not (therefore) involve the offer or sale of securities. In some cases they were issued to induce the performance of services in the future.

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

Purchase of Equity Securities by Issuer and Affiliated Purchaser

        During the fiscal year ended April 30, 2005, and subsequently, neither Isonics or any executive officer or director purchased any shares of our common stock in a Rule 10b-18 transaction or otherwise, except for purchases made through our Employee Stock Purchase Plan.

        The Employee Stock Purchase Plan contemplates that each employee has the right to withhold a portion of his or her salary and have that portion applied to purchase our common stock directly from us at a discount to the market price on June 1 and December 1 of each year. Stephen Burden, Ph.D. and John Sakys (both vice presidents), are our only executive officers that participate in our Employee Stock Purchase Plan. (Our directors who are not employees are not eligible to participate.) These two officers purchased (in aggregate) 1,188 (at $.91 per share), 431 shares (at $1.53 per share) and 784 shares (at $1.53 per share) of restricted common stock on June 1, 2004, December 1, 2004 and June 1, 2005, respectively.

Conversion of Preferred Stock

        During the three months ended April 30, 2005, three holders of our Series D Stock (each of whom is an accredited investor) converted 1,100 shares of Series D Convertible Preferred Stock into 100,000 shares of common stock. The following sets forth the information required by Item 701 in connection with that transaction:

          (a)   The transactions were completed during the three months ended April 30, 2005.

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

General Discussion

        We are an advanced materials and technology company focusing on the supply of isotopes for life sciences and health-care applications, homeland security and the manufacturing and reclamation of silicon wafers and the manufacturing of SOI wafers to the semiconductor industry.

        Our life sciences and health care applications division has historically been primarily a distribution business. We acquire isotopes from several manufacturers who are located primarily in republics that were part of the former Soviet Union. We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds. For example, oxygen-18 is sold as water, and zinc-68 is sold as zinc oxide. We sell these isotopes for use in basic scientific research, medical diagnostics/therapy and industrial applications. An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom's nucleus. The different number of neutrons can create significantly different nuclear properties. The most well-known of these properties is radioactivity. Radioactive isotopes (or radioisotopes) can be found in nature. Most of our radioisotopes, however, are man-made. Stable isotopes, as distinguished from radioisotopes, are not radioactive. We continue to evaluate possible applications for stable isotopes, radioisotopes and non-isotopic materials.

        At the present time, our life sciences division is being adversely affected by increased domestic and international competition. The oxygen-18 market continues to be dynamic and volatile. Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product. The market is currently in a surplus state and we expect it to be so for several years to come. Prices have declined 50% from highs of approximately two years ago and additional price erosion should be expected. Compounding this problem, our production partner's current economics and operations are optimized for production that does not utilize used or recycled water. We currently have a significant supply of used water (valued at approximately $660,000) but we have developed a plan with our production partner that will allow us to utilize this inventory for future production. In the meantime, as our current contracts with our customers expire, we are no longer offering our customers the option of recycling their used oxygen-18. While this new policy will allow us to gradually decrease the used water in our inventory, this approach does bear some commercial risk as one of our large competitors continues to offer a recycling option to customers. In an attempt to offset the degradation of the oxygen-18 market, we are expanding into other areas, such as actinium-225 and indium-111. While we don't expect these to contribute materially to our revenues in fiscal 2006, this expansion is indicative of our business goals.

        As a result of many factors including the continued degradation of the price of oxygen-18 and the uncertainty of a rebound in price in the future, we determined that the goodwill associated with this segment was impaired and as a result we incurred an impairment charge of $1,807,000 during the year ended April 30, 2005.

        In October 2004, we formed a new subsidiary, HSDC, to focus and consolidate our efforts in the homeland security sector. Our HSDC operations (which are described in more detail in Item 1, above) achieved no revenues during our 2005 fiscal year, as we were still developing our NeutroTest™ product for sale. As a result of the May 2005 acquisition of PPSC, we anticipate a significant increase in revenues in our homeland security segment during fiscal 2006.

        As described earlier, our semiconductor operations, based in Vancouver, Washington are problematic. The expenses of integrating its operations into our general operations after completing the June 2004 acquisition of the business and assets of EMG proved to be more expensive and longer term than anticipated, and the revenues were significantly less than the historical run rates at EMG which we had expected to maintain. These integration expenses, reduced revenues and the fact that we haven't seen the results we anticipated from our cost savings program have generated significant negative gross margins and an operating loss of $6,484,000 in our semiconductor materials and products segment for the year ended April 30, 2005, and those losses are expected to continue into our next fiscal year.

        As the implementation of our integration plan for the semiconductor segment's operations did not achieve the results we anticipated, we have and are continuing to make several additional changes. It is our goal to achieve the substantial increase in revenues and reduction in costs that is required initially to reduce our losses within that segment and eventually to allow that business to operate profitably. We are currently in the process of reducing our reliance on small diameter reclamation services and emphasizing the rollout of new higher margin products to the market. While we continue to make progress in the development of our SOI business, in April 2005, we launched our new 300-millimeter large-diameter silicon wafer business (with our first sales being recorded in May 2005). The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are substantially greater than those associated with the small diameter market.

        While we are monitoring the situation closely, it is currently unclear whether our additional changes will be successful. We are, therefore continuing to consider a wide range of options for this segment including to continue investing additional capital or completing acquisitions of synergistic assets or technologies in order to compete in higher margin strategic product lines, scaling back certain of the silicon wafer reclamation and SOI operations and a partial or complete disposition of such assets.

        As a result of our ongoing business review of our semiconductor operations, we determined that the goodwill and certain of the intangible assets (associated mainly with the small diameter reclamation portion of this segment) were impaired and as a result we incurred an impairment charge of $875,000 which is included in the operating losses discussed above during the year ended April 30, 2005.

        During our 2005 fiscal year, we raised over $31,000,000 (net of expenses) through the issuance of convertible debentures, our Series E Convertible Preferred Stock and the exercise of common stock warrants. As a result, we believe we have enough cash to execute our business plan into and beyond our 2006 fiscal year.

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

	Year Ended April 30,
	2005	2004
Revenues	100%	100.0%
Cost of revenues	127.1	81.8

Gross margin	(27.1)	18.2
Operating expenses:
Selling, general and administrative	74.0	59.5
Impairment of goodwill and intangible assets	26.5	—
Research and development	12.6	6.5

Total operating expenses	113.1	66.0

Operating loss	(140.2)	(47.8)
Other income (expense), net	(10.0)	.1

Net loss	(150.2)%	(47.7)%

Revenues

        The increases and decreases in life sciences and semiconductor materials and products revenues for the year ended April 30, 2005, are described in the following table:

	Year Ended April 30,
	2005	2004
Life sciences
Domestic	$4,713,000	$5,719,000
International	2,700,000	2,483,000
Semiconductor materials and products	2,692,000	519,000

Total	$10,105,000	$8,721,000

        As a significant portion of our revenues are derived from a small concentration of customers, if one or more of these customers were to discontinue or reduce their purchases of our isotope products, the result could have a material adverse effect on both our revenues and related cash flows.

        The decrease in revenues from domestic isotope product sales for the year ended April 30, 2005, resulted from a significant decrease in the unit price received on oxygen-18 sold (approximately 24%) partially offset by an increase in volume (approximately 5%).

        While the substantial majority of our revenues at our German subsidiary are derived from the sale of radioisotopes, we have had difficulty in the United States with our ability to enter the radioisotope market. The difficulty arises from the fact that our potential customers have long established relationships with their suppliers (who are mostly foreign) and as a result they are hesitant to change. However, in January 2005, we completed our first delivery of actinium-225 and in June 2005 we entered into an agreement with CRS for the joint production and marketing of certain radioisotopes with the first expected to be indium-111. While the projected revenues for these two radioisotopes are expected to be minimal (less than $300,000) for fiscal year 2006, we believe these to be important first steps in our effort to extend our trading operations to provide more value-added products and to increase our share of the domestic radioisotope market to a meaningful number. We can however offer no assurances that we will be able to do so.

        The substantial majority of our domestic isotope product sales result from the sale of oxygen-18. Our sales volume on a year over year basis has continued to increase, but because the per-unit price of oxygen-18 has been decreasing at a much faster rate (as a result of increasing competition), we have suffered decreases in our oxygen-18 revenue as compared to prior years. As a result, in order to increase our revenues from the sale of oxygen-18 in the future, we will need to increase our volume at a rate greater than the continuing decreases in the anticipated future market price for that product. While the market for oxygen-18 in the United States continues to expand, it appears that the supply for oxygen-18 may be growing at a slightly faster rate, which will continue to depress the price of oxygen-18. We are actively bidding to become the supplier for additional customers and while we hope that we will be successful in increasing our gross revenues and margin in sales of oxygen-18 in the future (notwithstanding the decreasing per-unit margins), we can offer no assurance that we will be able to do so in the face of the domestic and international competition in this market.

        The increase in revenues from international isotope product sales for the year ended April 30, 2005, was primarily the result of an increase in the sale of radioisotopes and a minor increase in the sale of oxygen-18.

        In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States where the volume of sales (although not the per-unit price) is growing at a significant rate). As a result, we must wait until our potential customers'

current supply agreements terminate before we will be able to bid on new supply contracts. Our ability to significantly increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market. While we continue to work towards obtaining additional European oxygen-18 customers in fiscal year 2006, the process is expected to be slow and we can't provide any assurance that we will be able to do so.

        The increase in revenues from semiconductor materials and products sales for the year ended April 30, 2005, was primarily due to the additional revenues generated from the business and assets acquired from EMG in June 2004, but the increase in revenues in this segment was not as large as we had anticipated and the costs of integrating the new business into our operations were greater than expected. Included in revenues for the year ended April 30, 2004, was $200,000 related to the sale of silicon-28 as a bulk isotope; no comparable transaction in silicon-28 was included in revenues for the year ended April 30, 2005, and we do not anticipate any significant sales of silicon-28 during fiscal 2006.

        As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but also to launch a full scale SOI operation. We are in the process of reducing our reliance on small diameter reclamation services and emphasizing the rollout of new higher margin products to the market. While we continue to make progress in the development of our SOI business, in April 2005 we also launched our new 300-millimeter large-diameter silicon wafer business (with our first sales being recorded in May 2005). The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with these services are substantially greater than those associated with the small diameter market.

        While we continue to focus on the launch of these new products, we continue to consider all of our available strategic options. While it is currently unclear as to what impact any of these decisions may have on future revenues from our semiconductor materials and products segment, if we are unsuccessful in the rollout of new products or if we elect to scale back or dispose of our silicon wafer reclamation or SOI operations, it is probable that revenues from this line of business will decrease.

        In an effort to further expand our homeland security business, on May 16, 2005 we acquired the outstanding equity securities of PPSC which recorded unaudited revenues of approximately $13,000,000 for the year ended December 31, 2004. While we expect to more than double our annual revenues for fiscal 2006 as a result of this acquisition, we can't however provide any assurance that we will be able to do so or that such activity will prove to be profitable.

        We do not anticipate significant revenues from sales of silicon-28 based products during fiscal year 2006. We are collaborating with academia and industry to evaluate the benefits of isotopically pure silicon-28. We believe that if evaluations demonstrate the commercial feasibility of one or more products, demand could emerge in the high-performance microprocessor segment of the semiconductor market. We can offer no assurance, however that these evaluations will demonstrate the commercial feasibility of any products, that we will be able to commercialize any such products, or that a market will emerge for any such products.

Gross Margin

        Our gross margins decreased during the year ended April 30, 2005, as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2005	2004
Dollar amount	$(2,736,000)	$1,583,000
Percent of revenues	(27.1)%	18.2%

        The decrease in gross margin for the year ended April 30, 2005 is due mainly to the negative margins generated by our semiconductor operations notwithstanding our efforts to improve the performance of the assets in that segment.

        The decrease in gross margin was also due to reduced gross margins in our life sciences segment due to a continuing degradation of the price of oxygen-18 (partially offset by an increase in volume). While our margin percentages are locked in as a percentage of revenue, the overall decrease in oxygen-18 revenue greatly reduces our overall gross margin from the life sciences segment. In an attempt to offset the degradation of the oxygen-18 market, we are (or are planning on) expanding into other areas, such as actinium-225 and indium-111. While we don't expect these to contribute materially to our revenues in fiscal 2006, this expansion is indicative of our business goals.

        Our ability to increase our gross margin for the life sciences division in the future is directly related to our ability to increase our volume of sales of oxygen-18 or other higher gross margin related isotopes. We can offer no assurances that we will be able to do so.

        As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation. As discussed above, we are emphasizing the rollout of new higher margin products and are considering all available strategic options (including scaling back or disposing of certain or all of our silicon wafer operations) related to this segment.

        The acquisition of PPSC on May 16, 2005 is anticipated to improve our gross margins as PPSC generated positive gross margins (on an unaudited basis) for the year ended December 31, 2004, although there can be no assurance that we will be able to maintain those gross margins as we integrate PPSC's operations into ours.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses increased during the year ended April 30, 2005, as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2005	2004
Dollar amount	$7,473,000	$5,186,000
Percent of revenues	74.0%	59.5%

        Both the dollar and percentage increase for the year ended April 30, 2005 is attributable to an increase in consulting and other professional services expenses, an increase in headcount and facility costs related to the expansion of our semiconductor operations (primarily due to the acquisition of the business and assets of EMG in June 2004) and an increase in headcount in our homeland security and corporate operations (partially offset by an increase in revenues as it relates to the percentage increase).

        As a result of the proceeds generated from the financings and exercises of common stock warrants during the current fiscal year and our acquisition of the business and assets of EMG in June 2004 and the common stock of PPSC in May 2005, we anticipate that we will increase our selling, general and administrative expenses during fiscal year 2006 through anticipated increases in sales, marketing and development efforts for our homeland security and semiconductor materials and products segments. There however can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Impairment of Goodwill and Intangible Assets

        Impairment of goodwill and intangible assets increased during the year ended April 30, 2005, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2005	2004
Dollar amount	$2,682,000	$—
Percent of revenues	26.5%	—%

        Impairment of goodwill and intangible assets relates to the write off of $447,000 associated with the acquisition of the assets of EMG and $428,000 associated with the acquisition of technology from Silicon Evolution, Inc., along with $1,807,000 of goodwill associated with our life sciences segment.

Research and Development Expenses

        Our research and development expenses increased during the year ended April 30, 2005, as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2005	2004
Dollar amount	$1,271,000	$569,000
Percent of revenues	12.6%	6.5%

        Both the dollar and percentage increase for the year ended April 30, 2005 is primarily related to an increase in research and development expenses associated with our trace and bulk detection technology partially offset by a decrease in research and development expenses associated with our thin-film SOI product (and an increase in revenues as it relates to the percentage increase).

        Consistent with our product development strategy, we are seeking to identify and evaluate new stable and radioactive isotope products, SOI and homeland security products. In June 2004, we entered into a research and development agreement with IUT, which contemplates the funding of certain projects of up to $4,000,000 over several years. The work is to be funded in steps and is based upon the completion of various milestones, as defined. We have no obligation to fund any work under this agreement unless we have approved such effort. We funded approximately $650,000 under this agreement during the year ended April 30, 2005.

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

        We believe that the development and introduction of new product applications is critical to our future success. We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services. It is likely that research and development expenditures will continue to vary as a percentage of revenues because of the timing and amount of future revenues. Except for work being performed on our SOI thin-film product at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development. All other research and development work is performed by outside entities, none of which we control (however we have entered into a letter of intent to acquire IUT and if the acquisition is completed, we would own and control IUT at that point). None of the companies that currently perform research and development work for us does so on an exclusive basis.

Other income (expense), net

        Other income (expense), net decreased during the year ended April 30, 2005, as compared to the prior fiscal year as reflected in the following table:

	Year Ended April 30,
	2005	2004
Dollar amount	$(1,015,000)	$9,000

        For the years ended April 30, 2005 and 2004, other income (expense), net includes interest income and expense and foreign currency gains and losses and the amortization of debt issuance costs. Included for the year ended April 30, 2005 is $1,000,000 of interest expense associated primarily with our convertible debentures and $166,000 related to the amortization of debt issuance costs associated with our convertible debentures partially offset by $117,000 in interest and other income and $34,000 from foreign currency gains.

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

Net Loss

        Our net losses increased during the year ended April 30, 2005 as compared to the prior fiscal year as reflected in the following table:

	Year Ended April 30,
	2005	2004
Dollar amount	$15,177,000	$4,163,000

        We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase (ii) we generate substantial revenues from products introduced as a result of our research and development projects or (iii) we acquire businesses and are able to successfully integrate and develop them into profitable entities. We expect that our net loss will continue during at least the short term as we continue to incorporate and integrate the business and assets acquired from EMG into our operations or take another approach to reduce the negative impact those operations are having on our operating results, as we continue our marketing and research efforts to expand sales and develop new products in our life sciences segment and as we continue research and development efforts to commercialize the NeutroTest™ technology for the homeland security market.

        In accordance with the issuance of our Series E Convertible Preferred Stock, we determined that the value of the beneficial conversion feature (based upon a $1.24 conversion price) to be $1,206,000, which has been reported as a deemed dividend for the year ended April 30, 2005. In accordance with the issuance of our Series C and D Convertible Preferred Stock, we determined that the value of the beneficial conversion features to be $2,862,000, which have been reported as deemed dividends for the year ended April 30, 2004.

        Net income in future years will be dependent upon our ability to increase net revenues (and related margins) faster than we increase our operating expenses. As a result of our acquisition of the business and assets of EMG in June 2004, we believed we had the platform to not only continue and improve the EMG legacy manufacturing and reclamation of silicon wafers business but to launch a full scale SOI operation. We have not been successful in improving the legacy operations or launching a full scale SOI operation on a timely basis and as discussed earlier, we are in the process of reducing our reliance on small diameter reclamation services and emphasizing the rollout of new higher margin products to the market. We continue to monitor the situation closely but it currently is unclear as to how we may proceed or how successful we may be.

        Although we are hopeful that the PPSC operations will be profitable for the year ending April 30, 2006, on an overall basis we anticipate that our operations during fiscal 2006 will result in a net loss since we are not likely to increase our revenues from our existing products or generate additional sales from new products we develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

        Our working capital and liquidity increased $13,259,000, to $17,991,000 at April 30, 2005, as compared to $4,732,000 at April 30, 2004.

        Our principal source of funding for the year ended April 30, 2005 was from:

  •
  the issuance of convertible debentures completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement fees),

  •
  the private placement of shares of our Series E Convertible Preferred Stock completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses), and

  •
  the exercise of common stock warrants whereby we received $6,708,000.

        Our principal source of funding for the year ended April 30, 2004 totaled approximately $6,695,000 ($6,145,000 net of related fees) raised in private placement offerings completed in April 2004, January 2004 and September 2003.

        Cash used in operating activities of $9,363,000 and $3,428,000 during the years ended April 30, 2005 and 2004, respectively, were primarily the result of a net loss of $15,177,000 and $4,163,000, respectively.

        As a result of the acquisition of PPSC, we expect that we will significantly increase our revenues for fiscal 2006 and thus we expect to significantly decrease our reliance on a few customers for a significant portion of our revenues. While we still expect to have a few customers comprising a significant portion of our revenues, we expect that none of them will be greater than 10% of total revenues in fiscal 2006. However, significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products ordered from us.

        Our investing activities used cash of $3,790,000 and $43,000 for the years ended April 30, 2005 and 2004, respectively. Cash used in investing activities for the years ended April 30, 2005 and 2004, resulted primarily from purchases of property and equipment.

        Financing activities provided cash of $30,668,000 and $6,420,000 for the years ended April 30, 2005 and 2004, respectively. Cash provided by financing activities for the year ended April 30, 2005 resulted primarily from the issuance of convertible debentures completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement fees), the private placement completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants whereby we received $6,708,000. Cash provided by financing activities for the year ended April 30, 2004 resulted primarily from the private placements of $3,295,000 ($3,065,00 net of due diligence fees and related expenses), $2,200,000 ($2,000,000 net of due diligence fees and related expenses) and $1,200,000 ($1,080,000 net of placement fees) completed in April 2004, January 2004 and September 2003, respectively.

        At April 30, 2005, we had $21,206,000 of cash and cash equivalents, an increase of $17,515,000, compared to $3,691,000, at April 30, 2004.

        On June 11, 2004, we acquired the silicon wafer manufacturing and reclamation assets of EMG. The aggregate purchase price was $2,920,000 which consisted of a $1,700,000 promissory note (secured by the assets acquired and certain other assets owned by us relating to our SOI business) payable over 33 months with an interest rate of 6%, 731,930 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the common stock on June 11, 2004) and $49,000 of legal and accounting fees. In addition, we assumed operating leases (that expire in various years through fiscal year 2011) with future commitments of approximately $1,200,000.

        On May 16, 2005, we acquired PPSC, a provider of advanced security and investigative services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world for $3.625 million in stock and cash.

        On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures in the aggregate principal amount of $22,000,000 and 1,540,000 common stock warrants, each of which can be exercised for $6.25 per share for a period of three years. In addition to the convertible debentures and warrants issued to the investors, we paid a placement agent a 6.5% fee consisting of $660,000, a $770,000 convertible debenture and 53,900 warrants. The terms of both the convertible debentures and the warrants are the same as those for the accredited investors, as described above. The convertible debentures are required to be reduced by 1/12th per month beginning March 1, 2006. Both the principal and interest are payable, at our option in common stock or cash, subject to various requirements.

        There are provisions associated with the Series A Convertible Preferred Stock that if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. The Series A Convertible Preferred Stock is convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding. During the year ended April 30, 2005, 957,000 shares of Series A Convertible Preferred Stock were converted into 1,914,000 shares of common stock. As of May 31, 2005, there were 6,666 shares of Series A Convertible Preferred Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio.

        Effective June 17, 2005 the expiration date of our Class B and C warrants was extended from December 31, 2005 to December 29, 2006. There were no other changes in the terms or conditions of the warrants.

        As of April 30, 2005, we had commitments outstanding for capital expenditures of approximately $226,000.

        At the present time, our working capital is primarily dependent on financing received from accredited investors. In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development and investing activities. We do not expect working capital to increase from activities other than our financing activities until (if ever) we are able to increase our revenues to exceed our cash out-flows (assuming we are able to increase our revenues) or complete a financing arrangement. As a result of the private placements completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement agent fees) and October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) along with the exercise of common stock warrants and options whereby we received $6,708,000 during the year ended April 30, 2005, we have sufficient cash available to fund our working capital requirements through our 2006 fiscal year.

Contractual Cash Obligations

        The following summarizes our contractual cash obligations and commercial commitments at April 30, 2005, and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have legal obligations for payments in specific years.

	Payments Due by Period(a)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt(b)	$1,859,000	$1,188,000	$671,000	$0	$0
Capital lease obligations	109,000	52,000	38,000	19,000	0
Operating lease obligations(c)	756,000	232,000	309,000	156,000	59,000
Purchase obligations(d)	25,839,000	4,489,000	10,237,000	9,878,000	1,235,000
Other long-term obligations reflected in the balance sheet at April 30, 2005	0	0	0	0	0

Total contractual obligations	$28,563,000	$5,961,000	$11,255,000	$10,053,000	$1,294,000

(a)
Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(b)
Amount consists of a note payable to Silver Silicon, Ltd. with a principal balance of $1,325,000 and related interest at 6%. Amount does not include convertible debentures with a principal balance of $22,770,000 or related interest payments beginning September 30, 2005, as amounts are payable in common stock (at a discount to the then current market price) or cash at our election, assuming the existence of an effective registration statement. If such amounts were paid in cash, the commitment would be $5,154,000 for less than one year and $19,670,000 for 2-3 years.

(c)
Represents our commitments associated with operating leases and includes contracts that expire in various fiscal years through 2011. Payments due reflect minimum lease payments.

(d)
Unconditional purchase obligations include payments for isotopes (including oxygen-18) and capital equipment.

        As a result of our acquisition of the business and assets of PPSC in May 2005 we have the following additional contractual cash obligations and commercial commitments related to that business as of May 31, 2005:

	Payments Due by Period(a)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt(b)	$417,000	$139,000	$278,000	$0	$0
Capital lease obligations	0	0	0	0	0
Operating lease obligations(c)	192,000	44,000	96,000	52,000	0
Purchase and other obligations(d)	520,000	520,000	0	0	0
Other long-term obligations reflected in the balance sheet at April 30, 2005	0	0	0	0	0

Total contractual obligations	$1,129,000	$703,000	$374,000	$52,000	$0

(a)
Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(b)
Amount consists of a $376,000 business loan with interest at 6.9% payable to a commercial bank.

(c)
Represents our commitments associated with operating leases (with an employee) and includes contracts that expire in various fiscal years through 2010. Payments due reflect minimum lease payments.

(d)
Amount consists of the guaranteed portion of three employment agreements if such employees are terminated without cause.

Off-Balance Sheet Arrangements

        In addition to the purchase obligations discussed above, see note 8 to the consolidated financial statements for a discussion of letters and lines of credit.

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

Goodwill and Intangible Assets

        Goodwill is recorded on our books for acquisitions where the purchase price is in excess of the cumulative fair values of the identified tangible and intangible assets. The assignment of fair value to the identified tangible and intangible assets requires significant judgment and may require independent valuations of certain identified assets. Once goodwill and other intangible assets are established on our balance sheet, we evaluate the assets for impairment as described in the following paragraphs.

        In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

        We have completed our annual impairment test (as of April 30, 2005) on our life sciences reporting unit, which had recorded goodwill in the amount of $1,807,000 related to the acquisition of Chemotrade in 1998. In completing our analysis of the life sciences reporting unit, we used the Discounted Cash Flow Method ("DCF Method") in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk-adjusted discount rate. As a result of the testing, we determined that the entire amount of recorded goodwill had been impaired and was required to be expensed as a non-cash charge to continuing operations during the fourth quarter of our fiscal year 2005. In performing the calculation under SFAS No. 142, we made several assumptions requiring significant judgment, including the use of the DCF Method, the number of years used in the projection, the discount rate and growth assumptions. If we had elected to use different variables, the outcome of the calculation could have been different.

        In the third quarter of our fiscal year 2005, due to the ongoing business review of our semiconductor operations (which coincided with the timing of our annual impairment test of our semiconductor materials and products reporting unit), we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our goodwill balance of $447,000 related to the acquisition of the silicon wafer manufacturing and reclamation assets of EMG in June 2004 was impaired. In completing our analysis of the semiconductor materials and products reporting unit, we used the DCF Method in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate. As a result of the testing, we determined that the entire amount of recorded goodwill had been impaired and was required to be expensed as a non-cash charge to continuing operations during the third quarter of our fiscal year 2005. In performing the calculation under SFAS No. 142, we made several assumptions requiring significant judgment, including the use of the DCF Method, the number of years used in the projection, the discount rate and growth assumptions. If we had elected to use different variables, the outcome of the calculation could have been different. As of April 30, 2005, we have no goodwill remaining on our balance sheet.

        For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets. As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired. In the third quarter of our fiscal year 2005, due to the ongoing business review of our semiconductor operations, we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our other intangible assets balance was impaired. As a result of this analysis, we determined that the $428,000 intangible asset associated with an exclusive technology license with Silicon Evolution, Inc. was fully impaired and was required to be expensed as a non-cash charge to continuing operations during the third quarter of our fiscal year 2005. To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives. We have remaining other net intangible assets in the amount of $241,000 on our balance sheet as of April 30, 2005, comprised of our trace and bulk detection technology acquired in December 2002 and for customer lists acquired in our acquisition of the business and assets of EMG in June 2004. We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Valuation of Equity Transactions

        We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (100% for fiscal years 2005 and 2006), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information. If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these transactions could change significantly.

Recently Issued Accounting Standards

        In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share"). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under previous interpretations of FAS 128, "Earnings per Share," issuers of contingently convertible debt excluded the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency was met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. As a result of our net loss in fiscal year 2005, the inclusion of the potential shares underlying the debt instruments would be anti-dilutive and, as such, were excluded from the diluted earnings per share calculation.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don't believe the adoption of SFAS 151 will have a material impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payments ("SFAS 123(R)"). This statement requires that we record stock option expense in our financial statements based on a fair value methodology. On April 14, 2005, the Securities and Exchange Commission announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in

March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff's views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule. We have an Employee Stock Purchase Plan ("ESPP") that allows eligible employees to purchase our common stock at a discount. The provisions of SFAS 123R will cause the ESPP to be a compensatory plan. Although we have not completed our analysis, we anticipate that the change in accounting for the ESPP is not expected to have a material impact on our financial position.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets ("SFAS 153"), which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don't believe the adoption of SFAS 153 will have a material impact on our financial statements.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for our fiscal year beginning May 1, 2006. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

        We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

        (b)    Risk Factors

        An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below before deciding whether to exercise your Class B Warrants, your Class C Warrants, or to invest in or continue to hold our common stock. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have historically had severe working capital shortages, even following significant financing transactions.

        While our working capital has improved significantly as we have raised capital totaling more than $31,000,000 (net of expenses) during fiscal 2005, we have had working capital shortages in the past. In addition, our operating losses have continued through our 2005 fiscal year and can be expected to continue through our 2006 fiscal year. We do however believe that we have sufficient funding at May 31, 2005 to continue our operations in accordance with our business plan, as set forth in this report, through our 2006 fiscal year and beyond. However, our outstanding convertible debentures contain significant restrictions on our ability to raise any additional capital for so long as the debentures are outstanding and ultimately, our ability to finance our operations will depend on our ability to generate revenues that exceed our expenses. Although we believe we are on a path to that end, we cannot offer any assurance that we will be able to succeed in reaching that goal.

Unless we are able to develop and sell new products profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

        We have not operated profitably since our 1996 fiscal year. We recognized net income for the year ended April 30, 2000, only because of the gain recognized on the sale of our depleted zinc assets to Eagle-Picher Technologies, LLC.

        Our ability to generate additional revenues (and ultimately net income) is dependent upon the success of our homeland security and semiconductor operations and our ability to develop new products, including those that use stable and radioactive isotopes while marketing and selling those products profitably. To date, our SOI operations and our wafer reclamation operations have been a significant cash drain and, while we are taking steps to reduce the costs of the operation and to increase the revenues (including the launch of our 300 mm product line), we cannot offer any assurance that the measures we have taken will be successful or that the silicon wafer operations will ever be profitable.

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

We have raised capital and issued shares during the years ended April 30, 2005 and 2004, and subsequently which has resulted (or may in the future when warrant exercises or conversions occur result) in dilution to our existing shareholders. This was necessary in order to provide necessary working capital or obtain assets and services. We will likely issue more shares to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution.

        During the course of the last two fiscal years and the current fiscal year, we have raised in excess of $37,000,000 of working capital (net of issuance costs) to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of common stock, convertible preferred stock, common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we have issued common stock warrants and shares of common stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing shareholders—both as a reduction of their percentage ownership in Isonics and because of issuances that will be, when warrants are exercised or preferred stock or debentures are converted, at prices below the market.

        If we raise additional working capital, we will likely have to issue additional shares of our common stock and common stock warrants at prices that may dilute the interests of our existing shareholders.

Operations in Russia, the Republic of Uzbekistan, and the Republic of Georgia may be disrupted because of a volatile political and economic climate beyond our control, which could adversely affect our supply of raw materials.

        Operations in Russia, the Republic of Uzbekistan, and the Republic of Georgia entail risks. The former republics of the Soviet Union including Uzbekistan and Georgia are experiencing political, social and economic change as they obtain independence from the former central government in Moscow. Some of the republics, including Russia, Uzbekistan and Georgia, are attempting to transition from a central-controlled economy toward a market-based economy. These changes have involved, in some cases, armed conflict, and the risk of continued instability has increased since the terrorist attacks on the United States of September 11, 2001 and the commencement of the wars in Iraq and Afghanistan. Although Uzbekistan borders Afghanistan, the activities in Afghanistan have not impacted our supply of isotopes. Political or economic instability in these republics may continue or worsen. The price, availability, quality, quantity, ability to export and supply of stable and radioactive isotopes could be directly affected by political, economic and military conditions in Russia, Uzbekistan and Georgia.

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

Historically we have depended upon few customers for a significant portion of our revenues and our business could have been materially and adversely affected if we lost any one of those customers.

        As a result of the acquisition of PPSC, we expect that we will significantly increase our revenues for fiscal 2006. As a result, we expect to significantly decrease our reliance on a few customers for a significant portion of our revenues. While we still expect to have a few customers comprising a significant portion of our revenues, we expect that none of them will be greater than 10% of total revenues in fiscal 2006. However, significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products ordered from us.

We have realized increased expenses, reduced revenues, and longer than anticipated delays in integrating past business acquisitions into our operations, and we may face similar difficulties with future acquisitions as well.

        We experienced increased costs and delays in integrating the operations of the business and assets we acquired from EMG in June 2004, and we also realized revenues that were significantly reduced from that which we had anticipated. Regardless of the extent of our planning, we may recognize increased costs and delays, and reduced revenues, when integrating future business acquisitions (including PPSC, completed in May 2005) into our business operations and strategy. While we believe that we have and will continue to plan for integration of business operations to the best of our ability, we cannot offer any assurance that any or all such efforts will proceed as anticipated. If efforts at integrating the business and assets of PPSC and other businesses and assets that we may acquire in the future achieve similar difficulties as we realized in the integration of the EMG business and assets, we may have unanticipated expenses, delays and revenue reductions.

If demand for any of our products grows suddenly, we may lack the resources to meet demand or we may be required to increase our capital spending significantly.

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

        Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer; Boris Rubizhevsky, our Senior Vice President and President of HSDC, Lindsay A. Gardner, our Vice President of Corporate Development and Life Sciences and Hans Walitzki, our Vice President of Advanced Wafer Technology. We have obtained $1,000,000 of key man life insurance on the lives of Mr. Alexander and Mr. Rubizhevsky. Currently both Mr. Alexander and Mr. Rubizhevsky are covered by employment agreements that are renewable on an annual basis. Ms. Gardner is covered by an employment agreement with an indefinite term that provides at-will employment, terminable at any time by either party. Dr. Walitzki is covered by an employment agreement through November 2006.

        We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

We may not be able to protect our intellectual property, which would reduce our competitive advantage.

        We rely primarily on a combination of patents and patent applications, trade secrets, confidentiality procedures, and contractual provisions to protect our technology. Despite our efforts to protect our technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights to information, materials and intellectual property that we regard as proprietary and that are protected under the laws of the United States. We may not be able to protect our proprietary interests, or our competitors may independently develop similar technology or intellectual property. If either one of these situations occurs, we may lose existing customers and our business may suffer.

        The validity of any of the patents licensed to us, or that may in the future be owned by us, may not be upheld, if challenged, by others in litigation. Further, our products or technologies, even if covered by our patents, may infringe upon patents owned by others. We could incur substantial costs in defending suits brought against us, or any of our licensors, for infringement, in suits by us against others for infringement, or in suits contesting the validity of a patent. Any such proceeding may be protracted. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patent by clear and convincing evidence. If the outcome of any such litigation were adverse to our interests, our liquidity and business operations would be materially and adversely affected.

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

        Further, it is possible that future technological developments may occur. The market for our homeland security products and our isotope products is characterized by rapidly evolving technology and a continuing process of development. Our future success will depend upon our ability to develop and market our homeland security and isotope products that meet changing customer and technological needs on a cost effective and timely basis. If we fail to remain competitive by anticipating the needs of our customers and our customers contract with other suppliers, our revenues and resulting cash flow could be materially and adversely affected.

We could be subject to environmental regulation by federal, state and local agencies, including laws that impose liability without fault, which could produce working capital shortages and lessen shareholders' equity.

        We could become subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during manufacturing processes, although we do not believe that there is any such regulation directly applicable to our current operations. Regulations that become applicable to our operations in the future could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with governmental regulations. Historically, our costs of compliance with environmental regulations have not been significant.

We are controlled by only a few officers and directors, and consequently, purchasers of our shares will have little ability to elect or control our management.

        Even if all outstanding warrants and stock options are exercised and convertible securities are exchanged for common stock, our directors and officers will beneficially own 14.4% of the outstanding shares of common stock as of May 31, 2005, and, accordingly, may have the ability to elect a majority of the directors of Isonics and otherwise control the company. As a result, such persons, acting together, will have the ability to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring or holding our shares or warrants may be unable to resell their shares at a profit as a result of this volatility.

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

SEC penny stock regulations may limit the ability to trade our securities on the Nasdaq SmallCap Market.

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

        Our stock has in the past traded at prices significantly below the $1.00 per share minimum maintenance requirements as recently as August and September 2004. The volatility of our stock price, and our financial condition may result in our failing to meet Nasdaq's requirements in the future. As a result, we could potentially be at risk of Nasdaq action to remove our securities from its SmallCap market. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our SmallCap listing, or that if we do, a stable trading market will develop for our stock or our warrants.

Future sales of our common stock may cause our stock price to decline.

        Our stock price may decline by future sales of our shares or the perception that such sales may occur. As of May 31, 2005, approximately 6,560,000 shares of common stock held by existing stockholders constitute "restricted shares" as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

        Approximately 80% of the restricted shares of our common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock's market price to decline.

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

        We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future (except for an 8% dividend on our Series E Convertible Preferred Stock which is payable for one year from the transaction date). Additionally, the certificate of designation for the Series A Convertible Preferred Stock and the terms of the convertible debentures issued in February 2005 contain restrictions on our ability to pay dividends to holders of our common stock.

Outstanding Convertible Debentures, Series A and E Convertible Preferred Stock, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.

        As of May 31, 2005, we have 6,666 shares of Series A Convertible Preferred Stock and 33,000 shares of our Series E Convertible Preferred Stock outstanding convertible into 13,332 and a maximum of 3,300,000 shares of our common stock, respectively. In addition, we had outstanding options and common stock warrants for the purchase of up to 8,101,157 shares of common stock at an average exercise price of $2.68 per share. If all of the outstanding options and common stock warrants were to be converted, they would represent approximately 20% of our outstanding common shares on a fully diluted basis (assuming all of our convertible debt is paid in cash). Future investors will likely recognize that the holders of the options, warrants and the convertible preferred stock will only exercise their rights to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our convertible preferred stock or certain of our outstanding common stock warrants, we may be obligated to pay the investors of those securities liquidated damages.

        We have various obligations to file and obtain the effectiveness of certain registration statements, which include certain outstanding common stock and common stock underlying outstanding convertible preferred stock and common stock warrants. Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933.

        In the case of the Series E Convertible Preferred Stock issued in October 2004, we had an obligation to file a registration statement by November 7, 2004, but (due to circumstances beyond our control) we failed to meet that obligation. As a result, we are obligated to pay the unaffiliated investor liquidated damages of $2,200 per day until such registration statement is filed.

        In the case of the convertible debentures issued in February 2005, we have an obligation to file a registration statement for the underlying shares by not later than July 25, 2005 (subject to a fifteen day grace period), and to obtain effectiveness by August 24, 2005, or be liable for liquidated damages to the investors. It is our goal to meet these filing and effectiveness obligations to the maximum extent possible, although our ability to do so will be, in some cases, dependent upon others, including the statutory processes at the Securities and Exchange Commission.

        In another case, although we have met the effectiveness obligation of a registration statement for the exercise of our outstanding Class B and Class C Warrants, that registration is not current and cannot be used to exercise the Class B or Class C Warrants. One holder of Class B Warrants has brought a suit against us for the failure to maintain a current and effective registration statement, and this investor may, in the future be joined by others.

        If we fail to meet any obligations we have to have effective and current registration statements available, we may become obligated to pay damages to investors to the extent they may be entitled to damages. We cannot offer any assurances that we will be able to maintain the currency of the information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

We are subject to an informal investigation brought by the Securities and Exchange Commission and an inquiry from Nasdaq which may adversely affect the market for our stock or our Company.

        In October 2004, we received an inquiry from the Nasdaq Listing Investigation Unit (the "Nasdaq inquiry"), which included questions regarding our press releases, our public relations advisors and certain other disclosures that we have made publicly. In December 2004, we received an informal request for information from the Securities and Exchange Commission ("SEC') which asked questions similar to those posed in the Nasdaq inquiry, but which also asked about the termination of Grant Thornton LLP as our independent auditor. We have provided information, which we believe to be responsive to all of the questions posed in the Nasdaq inquiry and to the SEC. We have not received any further requests for information from either entity since January 2005. We have no knowledge, however, whether either investigation will result in any action against us, which action may materially and adversely impact us, and our ability to carry on our business.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Our Audit Committee selected the independent accounting firm of Grant Thornton LLP ("Grant Thornton") with respect to the audit of our consolidated financial statements for the year ended April 30, 2005, as well as many prior fiscal years. However, the audit committee unanimously approved of the dismissal of Grant Thornton on November 24, 2004.

        On November 24, 2004, the Audit Committee dismissed Grant Thornton as our independent registered public accounting firm effective immediately and informed Hein & Associates LLP ("Hein & Associates"), certified public accountants, that such firm was appointed as our independent registered public accounting firm effective immediately. We authorized Grant Thornton to respond fully to inquiries by our new auditors in connection with the retention of the new auditors.

        Grant Thornton's reports on our financial statements for the fiscal years ended April 30, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for the matter discussed in the next sentence. There was an explanatory paragraph in Grant Thornton's report on our financial statements included in Form 10-KSB for the year ended April 30, 2003, indicating that the accompanying consolidated financial statements had been prepared assuming that we would continue as a going concern, and Grant Thornton identified certain factors that raised substantial doubt about our ability to continue as a going concern. That explanatory paragraph was not contained in Grant Thornton's report on our financial statements included in our Form 10-KSB for the year ended April 30, 2004.

        In connection with the audits of our financial statements for each of the last two fiscal years ended April 30, 2004 and 2003, and as of November 24, 2004, there were no disagreements between us and Grant Thornton on any matter of accounting principles or practices, consolidated financial statement disclosures, or auditing scope and procedures, which, if not resolved to the satisfaction of Grant Thornton, would have caused them to make a reference thereto in connection with their report on the financial statements, except for the following disagreement regarding auditing scope and procedures: Grant Thornton informed us that they required additional auditing procedures to be performed with respect to the Nasdaq inquiry which commenced in October 2004 and that they needed to obtain additional information from Nasdaq regarding the Nasdaq inquiry prior to issuing a consent allowing the inclusion, within a Form SB-2, of Grant Thornton's opinion on our financial statements as of April 30, 2004 and 2003 and for the years then ended, and prior to completing a review of our financial statements to be included in the Form 10-QSB for the period ended October 31, 2004. Grant Thornton believed that if the additional auditing procedures were performed and additional information was obtained there may be a material impact on the fairness or reliability of our financial statements; however, due to Grant Thornton's dismissal before the termination of the Nasdaq inquiry, they did not conduct such procedures or obtain such information. The additional procedures required by Grant Thornton could not be performed until Nasdaq had notified us that the Nasdaq inquiry was terminated. We did not agree with Grant Thornton that the Nasdaq inquiry was material or that the Nasdaq inquiry impacted the financial statements, disclosure, or auditing scope or procedures. Our audit committee has discussed this matter with Grant Thornton, and Grant Thornton was authorized to fully respond to inquiries made by Hein & Associates concerning this matter.

        In December 2004, we received an informal request for information from the Securities and Exchange Commission ("SEC'). Grant Thornton has informed us that they also require additional auditing procedures to be performed and that they need to obtain additional information from the SEC regarding the informal request for information prior to issuing a consent allowing the inclusion, within a Form SB-2, of Grant Thornton's opinion on our financial statements as of April 30, 2004 and 2003 and for the years then ended.

        We provided Grant Thornton a copy of the Form 8-K disclosure of Grant Thorton's dismissal and requested Grant Thornton to furnish us with a letter addressed to the Securities and Exchange Commission stating whether Grant Thornton agreed with the statements by us in the Form 8-K previously filed by Isonics, and Grant Thornton's response was attached to the Form 8-K as an exhibit.

        During our past two fiscal years and through November 23, 2004, we did not consult Hein & Associates regarding the application of accounting principles to a specific transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable event that would be required to be reported in this Form 10-KSB.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) and (b)    Identification of Directors and Executive Officers

        The following table sets forth the names and ages of all the Directors and Executive Officers of Isonics, and the positions held by each such person as of April 30, 2005. Each of the directors holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.

Name	Age	Position
James E. Alexander	56	President, Chief Executive Officer, Treasurer, and Chairman of the Board
Boris Rubizhevsky	54	Senior Vice President, Vice Chairman and Director
Stephen J. Burden	56	Vice President, Semiconductor Materials and Products
John Sakys	36	Vice President, Chief Financial Officer and Secretary
Hans Walitzki	49	Vice President, Advanced Wafer Technology
Lindsay A. Gardner(1)	54	Vice President, Corporate Development and Life Sciences and Director
Richard Parker(1)(2)(3)	61	Director
Russell W. Weiss(1)(2)(3)	58	Director

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

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

        Boris Rubizhevsky is a co-founder of Isonics and has been Senior Vice President and a director since our inception. In October 2004, Mr. Rubizhevsky was named President of our wholly owned subsidiary, Homeland Security Defense Corporation. Mr. Rubizhevsky became Vice Chairman in March 1997 and has worked exclusively for Isonics during this time. From November 1986 through December 1994, he owned and operated SAR Marketing, a consulting firm providing business advice and services to large multinational corporations. From June 1977 to May 1986, Mr. Rubizhevsky worked at General Electric Corporation as Business Development Manager in various international locations. He received his Bachelors degree in Engineering from Stevens Institute of Technology.

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

        Lindsay A. Gardner has served as a director since September 1993. Ms. Gardner became our Vice President for Corporate Development and Life Sciences in October 2004 and November 2004, respectively. From 2001 until September 2004, Ms. Gardner was Director, Corporate Development and Strategic Planning for Menasha Corporation. From 1991 to 2001, Ms. Gardner was President of LG Associates, a U.S.-based management consulting firm providing strategic planning and materials management expertise to foreign company affiliates of U.S. companies in developing countries. During her tenure at LG Associates, Ms. Gardner resided in Moscow, Russia from September 1991 to January 1994, and Beijing, China from January 1994 to April 2000. From 1977 to 1991, Ms. Gardner worked for General Electric Corporation in a variety of management and functional positions including international marketing, quality assurance and supply chain management. Ms. Gardner received a Bachelors degree in International Economics from The George Washington University Elliott School of International Affairs and earned a Masters of Business Administration from the University of Louisville.

        Richard Parker has served as a director since August 1998. Mr. Parker previously was Vice-President of Distribution Sales for Cypress Semiconductor and he held that position since December 1997 until his retirement, which was effective December 31, 2002. Previously, Mr. Parker was Director of Sales for Cypress from April 1984 to December 1997. Prior to joining Cypress, he held various sales and marketing management positions at Fairchild Semiconductor from 1973 to 1984. He received a Bachelors degree in Education from the University of North Dakota.

        Russell W. Weiss has served as a director since January 2004. Mr. Weiss has 32 years of experience in the Semiconductor Industry and is currently Vice President and General Manager of the worldwide Sales Operations for KLA-Tencor. From April 2002 through February 2003, Mr. Weiss was President and Representative Director of KLA-Tencor Japan Ltd. From 1996 through April 2002, Mr. Weiss held various positions with KLA-Tencor. From 1991-1996 Mr. Weiss held various positions with Schlumberger with the most recent being Vice President and General Manager of Schlumberger ATE test equipment division. Mr. Weiss received his BSEE from Missouri University and his MBA from Babson College.

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

(e)    Audit Committee Financial Expert

        Disclosure is not yet required

(f)    Identification of Audit Committee

        We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our audit committee: Lindsay A. Gardner, Richard Parker and Russell W. Weiss. Mr. Parker and Mr. Weiss are each "independent" as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards. Ms. Gardner is not considered to be "independent" under these rules.

(g)    Procedures by which security holders may recommend nominees to the board of directors.

        We have a standing Nominating Committee ("Nominating Committee") to direct and oversee the process by which individuals may be nominated to our board of directors. The following persons serve on our Nominating Committee: Russell W. Weiss and Richard Parker. Messrs. Weiss and Parker are "independent" as defined under Nasdaq Marketplace Rule 4200(a)(15). Our Nominating Committee's charter was adopted by the board of directors on January 27, 2004, and is available on our web site at www.isonics.com. Each member of the Nominating Committee must qualify as "independent" as defined under Nasdaq Marketplace Rule 4200(a)(15) and be free of any relationship that, in the opinion of the Board, would interfere with his or her exercise of independent judgment.

        The functions performed by the Nominating Committee include identifying potential directors and making recommendations as to the size, functions and composition of the Board and its committees. In making nominations, our Nominating Committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the board, in collectively serving the long-term interests of the shareholders. The Nominating Committee held no formal meetings during the year ended April 30, 2004, and through the Record Date.

        The Nominating Committee will consider nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee's consideration, you may submit the candidate's name by delivering notice in writing to Isonics' Nominating Committee isonics@nuvox.net or c/o Chair, Nominating Committee, via first class U.S. mail, at Isonics Corporation, 5906 McIntyre Street, Golden, CO 80403.

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

  (iv)
  Information regarding any family relationships of the proposed nominee as required by Item 401(c) of SEC Regulation S-B.

  (v)
  Information whether the proposed nominee or the person submitting the recommendation has (within the ten years prior to the recommendation) been involved in legal proceedings of the type described in Item 401(d) of SEC Regulation S-B (and if so, provide the information regarding those legal proceedings required by Item 401(d) of Regulation S-B).

  (vi)
  Information regarding the share ownership of the proposed nominee required by Item 403 of Regulation S-B.

  (vii)
  Information regarding certain relationships and related party transactions of the proposed nominee as required by Item 404 of Regulation S-B.

  (viii)
  The signed consent of the proposed nominee in which he or she

  a.
  consents to being nominated as a director of Isonics if selected by the nominating committee,

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

        The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director. The Nominating Committee will:

  1.
  Establish criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors: leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints. We will periodically assess the criteria to ensure it is consistent with best practices and the goals of Isonics.

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

        The Nominating Committee has held no formal meetings. On February 4, 2005 by unanimous written consent the Nominating Committee nominated all five directors currently serving on our board of directors to stand for reelection.

        Isonics has not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Neither Isonics nor our Nominating Committee has received a recommended nominee from any shareholder that beneficially own more than 5% of Isonics common stock or group of shareholders that beneficially own more than 5% of our common stock.

(h)    Section 16(a) Beneficial Ownership Reporting Compliance

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

        To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended April 30, 2005 and subsequently. Asset Managers International, Ltd., holders of our Series E Convertible Preferred Stock, has taken the position that, because the certificates of determination for the Series E Convertible Preferred Stock prevents them from converting shares of such stock at any time when the results of the conversion would result in ownership of more than 9.99% of the outstanding Isonics common stock, they are not subject to the reporting requirements of Section 16(a). See "Security Ownership of Certain Beneficial Holders and Management" above.

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

ITEM 10. EXECUTIVE COMPENSATION

        (a) and (b)    Summary Compensation Table

        The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Isonics for the three years ended April 30, 2005. No other executive officer earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Isonics and any subsidiary.

Long-term Compensation Awards
	Annual compensation								Payout
Securities Underlying Options & SARs (#)
Name and Principal Position	Fiscal Year	($) Salary	($) Bonus		($) Other(a)	($) Restricted Awards			LTIP	All Other Compensation
James E. Alexander President & CEO*	2003 2004 2005	240,000 240,000 250,000	0 0 50,000		0 0 0	0 0 0	0 0 140,000	(d)	0 0 0	0 0 0
Boris Rubizhevsky, Senior Vice President *	2003 2004 2005	216,000 216,000 225,000	0 0 50,000		0 0 0	0 0 0	0 0 340,000	(e)	0 0	0 0
Stephen J. Burden, Vice President *	2003 2004 2005	144,000 144,000 144,000	0 35,700 0	(g)	0 0 0	0 0 0	40,000 50,000 0	(f) (h)	0 0 0	0 0 0
John Sakys, Vice President*	2003 2004 2005	125,000 132,492 142,917	0 30,000 20,000		0 0 0	0 0 0	25,000 0 75,000	(i) (j)	0 0 0	0 0 0
Hans Walitzki, Vice President*	2003 2004 2005	160,000 160,000 178,933	0 0 0		0 0 0	0 0 0	0 0 0		0 0 0	0 0 0
Lindsay Gardner, Vice President*(b)	2003 2004 2005	0 0 85,865	0 0 0		0 0 0	0 0 0	0 0 140,000	(k)	0 0 0	0 0 0
Gregory Meadows(c) Controller	2003 2004 2005	0 16,666 102,188	0 0 10,000		0 0 0	0 0 0	0 50,000 0	(l)	0 0 0	0 0 0
Daniel Grady, Vice President	2003 2004 2005	149,500 156,000 159,640	0 60,000 0		0 0 0	0 0 0	0 50,000 0	(m)	0 0 0	0 0 0

*
Executive officer

(a)
Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such named Executive Officers' annual compensation.

(b)
Ms. Gardner joined Isonics as an executive officer in October 2004.

(c)
Mr. Meadows joined Isonics as corporate controller in March 2004.

(d)
Options to purchase 100,000 shares of common stock were granted in February 2005 with an exercise price of $4.64 (of which 20,000 have vested as of April 30, 2005) and an expiration date of February 21, 2015. Options to purchase 40,000 shares of common stock were granted in April 2005, are currently exercisable at $2.04 per share and expire April 18, 2010.

(e)
Options to purchase 300,000 shares of common stock were granted in February 2005 with an exercise price of $4.64 (of which 60,000 have vested as of April 30, 2005) and an expiration date of

  February 21, 2015. Options to purchase 40,000 shares of common stock were granted in April 2005, are currently exercisable at $2.04 per share and expire April 18, 2010.

(f)
Options to purchase 40,000 shares of common stock were granted in April 2003, are currently exercisable at $.90 and expire April 4, 2013.

(g)
Dr. Burden's amount reflects the granting of 30,000 restricted common shares with a fair market value of $1.19 per share issued in January 2004.

(h)
Options to purchase 50,000 shares of common stock were granted in December 2003, are currently exercisable at $1.20 and expire December 15, 2013.

(i)
Options to purchase 25,000 shares of common stock were granted in April 2003, are currently exercisable at $.90 and expire March 4, 2013.

(j)
Options to purchase 75,000 shares of common stock were granted in February 2005 with an exercise price of $4.64 (of which 18,700 have vested as of April 30, 2005) and an expiration date of February 21, 2015.

(k)
Options to purchase 100,000 shares of common stock were granted in October 2004 with an exercise price of $1.52 (of which 25,000 have vested as of April 30, 2005) and an expiration date of October 5, 2014. Options to purchase 40,000 shares of common stock were granted in April 2005, are currently exercisable at $2.04 per share and expire April 18, 2010.

(l)
Options to purchase 50,000 shares of common stock were granted in March 2004 with an exercise price of $1.07 (of which 25,000 have vested as of April 30, 2005) and an expiration date of February 28, 2014.

(m)
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

        We have adopted medical, dental, and life insurance plans for our employees and their dependents partly at our cost. In some cases, we also provide discretionary disability and other insurance plans for the benefit of our employees.

        (c)    Options/SAR Grants

Stock Options and Option Plans

        We grant options to executive officers, employees and consultants under the following plans (collectively the "Plans"):

  (a)
  2005 Stock Option Plan.    The 2005 Plan authorizes the grant of options to purchase 3,500,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. None of these shares are subject to any registration statement on Form S-8. As of April 30, 2005, options to purchase 235,000 shares were outstanding under this plan.

  (b)
  1996 Stock Option Plan.    Although this plan has been terminated, there are options outstanding. The options granted pursuant to this plan are subject to a registration statement on Form S-8, Commission file no. 333-74339 which has been incorporated into file

    no. 333-74339 pursuant to Rule 429. As of April 30, 2005, options to purchase 358,769 shares were outstanding under this plan. No further options will be issued under this plan.

  (c)
  1996 Executives' Equity Incentive Plan.    The Executives' Plan authorizes the grant of options to purchase 2,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. Of these, 1,000,000 shares are subject to a registration statement on Form S-8, Commission file no. 333-52514, which incorporated the shares included in the previous registration statement on Form S-8, Commission file no. 333-74339 pursuant to Rule 429. We have issued 603,395 options for shares that are not included within existing registration statements. As of April 30, 2005, options to purchase 1,505,937 shares were outstanding under this plan. No further options will be issued under this plan.

  (d)
  1996 Equity Incentive Plan.    The Employees' Plan authorizes the grant of options to purchase 1,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. Of these, 500,000 shares are subject to a registration statement on Form S-8, Commission file no. 333-52514, which incorporated the shares included in the previous registration statement on Form S-8, Commission file no. 333-74339, pursuant to Rule 429. We have issued 269,121 options for shares that are not included within existing registration statements. As of April 30, 2005, options to purchase 616,941 shares were outstanding under this plan. No further options will be issued under this plan.

  (e)
  1998 Employee Stock Purchase Plan.    The Stock Purchase Plan authorizes employee purchase of up to 200,000 shares of Isonics common stock. As of April 30, 2005, employees had purchased a total of 57,224 shares of Isonics common stock pursuant to this plan, and employees purchased an additional 7,809 shares in June 2005. The shares included in this plan are subject to a registration statement on Form S-8, Commission file no. 333-74339.

        Except for the Director's Plan described below, we have not adopted any other stock option or stock appreciation rights plan. See "Compensation of Directors."

Options/SAR Grants in Last Fiscal Year

        We granted stock options to the executive officers named in the compensation table (above) during the fiscal year ended April 30, 2005. We did not grant any stock appreciation rights to any person during fiscal year 2005.

	Number of shares of common stock underlying Options	Exercise Price	Expiration Date
Lindsay Gardner	100,000	$1.52	October 5, 2014
Lindsay Gardner	40,000	$2.04	April 18, 2010
Boris Rubizhevsky	300,000	$4.64	February 21, 2015
Boris Rubizhevsky	40,000	$2.04	April 18, 2010
James Alexander	100,000	$4.64	February 21, 2015
James Alexander	40,000	$2.04	April 18, 2010
John Sakys	75,000	$4.64	February 21, 2015

        We have not granted any stock options to the executive officers named in the compensation table subsequent to April 30, 2005.

        (d)    Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        No executive officer exercised employee stock options during the fiscal year ended April 30, 2005 or subsequently. The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named executive officers on April 30, 2005.

Name and Principal Position	Shares acquired on exercise (#)	Value realized	Number of securities underlying unexercised options/stock appreciation rights at April 30, 2005 Exercisable/Unexercisable	Value of unexercised in-the-money options/stock appreciation rights at April 30, 2005 Exercisable/Unexercisable
James E. Alexander President & CEO	0	0	120,000/140,000	$64,400/$13,200
Boris Rubizhevsky Senior Vice President	0	0	158,750/300,000	$63,675/$13,200
Lindsay Gardner Vice President	0	0	68,014/115,000	$29,960/$23,250
Stephen J. Burden Vice President	0	0	250,429/20,000	$145,814/$15,400
John V. Sakys Vice President	0	0	151,512/56,300	$42,718/$0
Hans Walitzki Vice President	0	0	164,000/40,000	$134,000/$32,800

        (e)    Long Term Incentive Compensation Plans, and Defined Benefit and Actuarial Plans

        Isonics has no long term incentive compensation plans, defined benefit plans or actuarial plans.

        (f)    Compensation of Directors

        We reimburse directors for travel and related expenses associated with Board of Directors' meetings. In January 2000, we agreed to compensate non-employee directors $2,000 for attending Board of Directors' meetings in person, and $500 for attending Board of Directors' meetings telephonically beginning January 1, 2000.

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

        Under the Directors' Plan the following individuals have been granted options through April 30, 2005:

Name	Shares Under Option	Exercise Price		Expiration
Lindsay Gardner*	10,000 10,000 10,000 10,000	$ $ $ $	2.19 1.06 1.00 1.42	October 10, 2005 November 12, 2006 November 19, 2007 April 27, 2009
Richard Parker**	10,000 10,000 10,000 10,000 10,000	$ $ $ $ $	2.19 1.06 1.00 1.42 2.04	October 10, 2005 November 12, 2006 November 19, 2007 April 27, 2009 April 18, 2010
Russell Weiss	20,000 10,000 10,000	$ $ $	1.17 1.42 2.04	January 5, 2009 April 27, 2009 April 18, 2010

*
Ms. Gardner became an officer of Isonics in October 2004 and is no longer eligible to participate in the Directors' Plan. These options were granted to her at a time when she was eligible to participate in the Directors' Plan.

**
On April 19, 2005, the Board of Directors also granted Mr. Parker options to purchase 40,000 shares of common stock at $2.04 per share exercisable through April 18, 2010. These options were not granted under the Directors' Plan, but were granted under the 2005 Stock Option Plan.

        We do not have any other arrangements pursuant to which we compensate the Directors for acting in their capacities as such.

        (g)    Employment Agreements, Termination of Employment and Change In Control Agreements

        Currently both Mr. Alexander and Mr. Rubizhevsky are covered by employment agreements that are renewable on an annual basis. We have employment agreements with Dr. Stephen J. Burden, Dr. Hans Walitzki, Ms. Lindsay Gardner and Mr. John V. Sakys. The agreements have an indefinite term (except for the agreement with Dr. Walitzki which expires November 2006) and provide for at-will employment, terminable at any time by either party. The agreements provide for a rate of annual compensation, which we will review annually. Under each agreement, Dr. Burden, Dr. Walitzki, Ms. Gardner and Mr. Sakys are entitled to participate in our standard plans and policies. The agreements also include confidentiality and invention assignment provisions.

        (h)    Report on Repricing of Options/SARs

        We did not reprice any options or stock appreciation rights during the fiscal year ended April 30, 2005, or subsequently.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        (a) and (b)    Ownership of Certain Beneficial Owners and Management.

        The following table sets forth information regarding the ownership of our common stock as of April 30, 2005 by: (i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
James E. Alexander(1)	2,181,167	7.8%
Boris Rubizhevsky(2)	1,862,955	6.6%
Stephen J. Burden(3)	402,425	1.4%
Hans Walitzki(4)	404,000	1.4%
Lindsay Gardner(5)	432,775	1.6%
Richard Parker(6)	92,927	0.3%
John Sakys(7)	209,875	0.8%
Russell W. Weiss(8)	40,000	0.1%
All executive officers and directors as a group (9 persons)	5,626,124	19.0%
The address for all of the above directors and executives officers is: 5906 McIntyre Street, Golden, CO 80403
Asset Managers International, Ltd.(9)	3,077,000	9.99%
DKR Soundshore Oasis Holding Fund Ltd.(10)	1,457,000	4.99%

(1)
Includes: (i) 260,000 shares of common stock underlying stock options of which 120,000 are vested as of April 30, 2005 and which are currently exercisable; (ii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iii) 135,455 shares of common stock held in the name of The James & Carol Alexander Family Foundation; and (iv) 500,000 shares held by wife Carol.

(2)
Includes: (i) 1,168,872 shares of common stock held jointly with wife Nancy Eiden Rubizhevsky; (ii) 458,750 shares of common stock underlying stock options of which 158,750 are vested as of April 30, 2005 and which are currently exercisable; (iii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iv) 33,333 shares of common stock held by wife Nancy Eiden Rubizhevsky; (v) 51,000 shares of common stock held by son Zachary Rubizhevsky; and (vi) 51,000 shares of common stock held by son Ryan Rubizhevsky.

(3)
Includes 270,429 shares of common stock underlying stock options of which 250,429 are vested as of April 30, 2005 and which are currently exercisable.

(4)
Includes (i) 200,000 shares of common stock of which 90,000 shares are vested as of April 30, 2005 and (ii) 204,000 shares of common stock underlying stock options of which 164,000 are vested as of April 30, 2005 and which are currently exercisable.

(5)
Includes 183,014 shares of common stock underlying stock options of which 68,014 are vested as of April 30, 2005 and which are currently exercisable.

(6)
Includes 92,927 shares of common stock underlying stock options of which 52,927 are vested as of April 30, 2005 and which are currently exercisable.

(7)
Includes 207,812 shares of common stock underlying stock options of which 151,512 are vested as of April 30, 2005 and which are currently exercisable.

(8)
Includes 40,000 shares of common stock underlying stock options that are currently exercisable.

(9)
Asset Managers International, Ltd. ("AMI") holds warrants to purchase common stock and preferred stock convertible into common stock. The holder is not entitled to vote at any meeting of shareholders unless the holder has converted preferred stock or exercised common stock warrants as of the record date. The holder is not allowed to convert preferred stock or exercise common stock warrants to the extent that the conversion would result in the holder (and its affiliates) owning more than 9.99% of the outstanding common stock. Includes beneficial ownership of the following shares (subject to the 9.99% limitation): between 2,661,290 to 3,330,000 (depending on the market price on the date of conversion) shares of common stock underlying 33,000 shares of Series E Convertible Preferred Stock and 614,000 shares of common stock underlying 614,000 warrants to purchase common stock of Isonics owned of record and beneficially by AMI. The business address of AMI is c/o Olympia Capital (Ireland) Limited, Harcourt Center, 6th Floor, Block 3, Harcourt Road, Dublin 2, Ireland.

(10)
DKR Soundshore Oasis Holding Fund Ltd ("DKR") holds warrants to purchase common stock and 8% convertible debentures ("Debentures") convertible into common stock. The holder is not entitled to vote at any meeting of shareholders unless the holder has converted the Debentures or exercised common stock warrants as of the record date. The holder is not allowed to convert the Debetures or exercise common stock warrants to the extent that the conversion would result in the holder (and its affiliates) owning more than 4.99% of the outstanding common stock (although the holder may waive this limitation subject to a sixty day notice). Includes beneficial ownership of the following shares (subject to the 4.99% limitation): 1,425,000 (calculated at the conversion price of $5 per share) and 498,750 shares of common stock underlying 498,750 warrants to purchase common stock of Isonics owned of record and beneficially by DKR. The business address of DKR is c/o DKR Capital Partners LP, 1281 East Main Street, Stamford, CT 06902.

        The Series A Convertible Preferred Stock consisted of 1,830,000 shares issued with a liquidation preference of $1.50 per share and a right to convert the shares based on a one for one basis. As of April 30, 2005, 6,666 shares of Series A Convertible Preferred Stock remain outstanding; all of the other shares have been converted into common stock. The conversion right of the preferred stock is currently two shares of common stock for each share of Series A Convertible Preferred Stock (an effective conversion rate of $.75 per share). The Series A Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A Convertible Preferred Stock..

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

        As of April 30, 2005, there are no shares of our Series B or Series C Convertible Preferred Stock, outstanding.

        The Series D Convertible Preferred Stock consisted of 32,950 shares with a liquidation preference of $100 per share and a right to convert the shares into common stock at the rate of $1.10 per share.

As of April 30, 2005, 800 shares of Series D Convertible Preferred Stock remain outstanding. Subject to the prior rights of holders of all classes of stock at the time outstanding, the Series D Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock or Series A Convertible Preferred Stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series D Convertible Preferred Stock. On May 19, 2005, the remaining 800 shares of Series D Convertible Preferred Stock were converted into 72,727 shares of common stock.

        The Series E Convertible Preferred Stock consists of 33,000 shares with a liquidation preference of $100 per share and a right to convert the shares into common stock at a price equal to 85% of market price on the conversion date, but at a price no higher than $1.24 per share and no lower than $1.00 per share. As of April 30, 2005, there have been zero shares of Series E Convertible Preferred Stock converted into common stock. Subject to the prior rights of holders of all classes of stock at the time outstanding, the Series E Convertible Preferred Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock or Series A Convertible Preferred Stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series E Convertible Preferred Stock.

        (c)    No Change of Control Arrangements.

        We know of no plans or arrangement that will result in a change of control at Isonics.

        (d)    Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding, Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,846,647	$1.93	3,265,000
Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	2,846,647	$1.93	3,265,000

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

Corporate Loans to Officers

        We have not made any corporate loans to our officers, directors, or shareholders in fiscal years 2005, 2004 or subsequently. The Sarbanes-Oxley Act of 2002 prohibits any loans to corporate officers or directors.

Corporate Loans from Officers and Employees

        During our 2004 fiscal year and previously, we were required to borrow money from certain executive officers in order to finance certain receivables.

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

        On August 26, 2003 and July 30, 2003, we borrowed $120,000 and $80,000, respectively from Daniel Grady, our Vice President of Homeland Security. We repaid the loans in full, plus interest at 12% per annum, on September 11, 2003 and August 4, 2003, respectively. On November 18, 2003, we borrowed an additional $120,000 from Dr. Grady. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. This loan was repaid in full, plus interest in January 2004.

        We did not borrow any additional funds from our officers or directors during the years ended April 30, 2005 or subsequently. When funds are owed to our executive officers, we have agreed to keep them advised with respect to our cash receipts and expenditures.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit Number	Title
3.01	Registrant's Amended and Restated Articles of Incorporation (dated May 5, 1997).(1)
3.02	Registrant's Bylaws.(1)
3.03	Certificate of Determination of Preferences and Rights of the Series A Convertible Preferred stock (dated July 27, 1999)(4)
3.04	Certificate Of Determination Of Preferences And Rights Of Series B Convertible Preferred Stock (dated September 2001)(11)
3.05	Certificate of Amendment to Articles of Incorporation (dated November 15, 2001)(13)
3.06*	Certificate of Amendment to Articles of Incorporation (dated April 29, 2005)
3.07	Certificate of Determination of Preferences and Rights of the Series C preferred stock (dated January 23, 2004)(16)
3.08	Certificate of Determination of Preferences and Rights of the Series D preferred Stock (dated April 8, 2004)(17)
3.09	Certificate of Determination of Preferences and Rights of the Series E preferred stock (dated October 6, 2004)(20)
4.01	Form of warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(8)
4.02	Specimen Class B Warrant Certificate (see exhibit 10.27).
4.03	Specimen Class C Warrant Certificate (see exhibit 10.27).

4.04	Amendment No. 1 to warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(7)
4.05	Amended and Restated Warrant Agreement effective as of January 15, 2001, between the Registrant and Continental Stock Transfer and Trust Company, Inc.(8)
4.06	Amended and Restated Warrant Agreement between the Registrant and Continental Stock Transfer and Trust Company dated July 26, 2001.(11)
4.07	Amendment No. 1 (dated June 10, 2005) to the Amended and Restated Warrant Agreement dated July 26, 2001(23)
10.01	Registrant's 1996 Stock Option Plan.(1)
10.02	Intentionally omitted
10.03	Registrant's 1996 Executives Equity Incentive Plan.(1)
10.04	Registrant's 1996 Equity Incentive Plan.(1)
10.05	Registrant's 2005 Stock Option Plan(19)
10.06	Option Agreement between the Registrant and Yale University.(1)
10.07	Letter from Yale University to Registrant dated February 10, 1996.(1)
10.08	Stock Purchase Agreement between Isonics Corporation and Protection Plus Security Consultants, Inc.(24)
10.09	Form of Indemnity Agreement entered into by Registrant with certain of its directors and investors.(1)
10.10	Agreement dated June 7, 2004 between Isonics Corporation, Isonics Vancouver, Inc., and Encompass Materials Group Limited(18)
10.11	Registration Rights Agreement between Isonics Corporation and Encompass Materials Group Limited(18)
10.12	Registration Rights Agreement with Asset Managers International, Ltd.(20)
10.13	Intentionally omitted
10.14	Intentionally omitted
10.15	Agreement effective December 4, 2002, between Isonics and Institut fur Umwelttechnologien GmbH ("IUT") of Berlin, Germany, by which Isonics has acquired the exclusive, world-wide rights to detection technologies for explosives, chemical weapons, illegal drugs and other chemical compounds(15)
10.16	Intentionally omitted
10.17	Letter from Yale University to Registrant dated January 28, 1997.(1)
10.18	Intentionally omitted.
10.19	Share Purchase and Assignment Agreement dated December 23, 2002 between Isonics Corporation and Institut fur Umwelttechnologien GmbH.(3)
10.20	Securities Purchase Agreement for February 2005 Convertible Debenture Transaction(21)
10.21	Registration Rights Agreement for February 2005 Convertible Debenture Transaction(21)
10.22	Escrow Agreement for February 2005 Convertible Debenture Transaction(21)
10.23	Voting Agreement for February 2005 Convertible Debenture Transaction(21)
10.24	Form of 8% Convertible Debenture for February 2005 Convertible Debenture Transaction(21)
10.25	Form of Warrant for February 2005 Convertible Debenture Transaction(21)
10.26	Intentionally Omitted.
10.27	Agreement between Isonics Corporation and State Scientific Center of Russian Federation—Institute for Physics and Power Engineering, Obninsk, Russia for the supply of actinium-225(22)
10.28	Stock Purchase Agreement dated February 1, 2001, by and between Isonics Corporation and Interpro Zinc, LLC.(9)
10.29	[Joint R&D Project Agreement, dated April 21, 1999, by and between Silex Systems Limited and Isonics Corporation.](10)

10.30	Intentionally omitted
10.31	Sponsored Research Agreement, dated December 15, 1999, by and between Isonics Corporation and Southern Methodist University.(10)
10.32	Stevenson-Wydler Cooperative Research and Development Agreement, dated November 9, 1999, by and between Ernest Orlando Lawrence Berkeley National Laboratory and Isonics Corporation (with attached Project Letter Agreement).(10)
10.33	Intentionally omitted
10.34	Agreement between Isonics Corporation and Silicon Evolution, Inc. dated September 14, 2001(12)
10.35	Technology License Agreement dated September 14, 2001, between Silicon Evolution, Inc. and Isonics Corporation(12)
10.36	Form of employment agreement to be entered into pursuant to the agreement between Isonics Corporation and certain persons previously associated with Silicon Evolution, Inc. dated September 14, 2001(12)
10.37	Intentionally omitted.
10.38	Intentionally omitted.
10.39	Intentionally omitted.
10.40	Form of Registration Rights Agreement between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.41	Form of Series 2002A 4% Convertible Promissory Note due March 1, 2003 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
10.42	Form of Warrant Agreement expiring March 20, 2005 between Isonics and various accredited investors in connection with the March 22, 2002, convertible promissory note financing.(14)
14.0	Code of Ethics(2)
21.1*	List of subsidiaries.
23.10*	Consent of independent accountants
31*	Certification pursuant to Rule 13a-14(a)
32*	Certification pursuant to 18 U.S.C. §1350

*
Filed herewith. All other documents have been previously filed.

(1)
Incorporated herein by reference to exhibit filed with Isonics' Registration Statement on Form SB-2 ("Registration Statement") (Commission file No. 333-13289) in which this exhibit bears the same number except exhibit 3.01, which was numbered 3.03 in that registration statement.

(2)
Incorporated by reference from Isonics' annual report on Form 10-KSB for the year ended April 30, 2004.

(3)
Filed with Isonics' Current Report on Form 8-K (File No. 001-12531), dated December 23, 2002 and filed February 5, 2003, and incorporated herein by reference.

(4)
Filed with Isonics' Current Report on Form 8-K (File No. 001-12531), dated July 29 and filed August 12, 1999, and incorporated herein by reference.

(5)
Intentionally omitted.

(6)
Intentionally omitted.

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

(17)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated April 6, 2004.

(18)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated June 11, 2004.

(19)
Intentionally omitted.

(20)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated October 4, 2004.

(21)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated February 24, 2005.

(22)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated January 7, 2005.

(23)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated June 10, 2005.

(24)
Filed with Isonics' current report on Form 8-K (file no. 001-12531) dated May 16, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We dismissed Grant Thornton LLP as our principal auditors on November 24, 2004, and retained Hein & Associates as our principal auditor on that date. We had no relationship with Hein & Associates before we retained them on November 24, 2004.

        (a)    Audit Fees.

        During our 2005 fiscal year, our former accountant, Grant Thornton, billed us aggregate fees in the amount of approximately $158,000. During our 2005 fiscal year, Hein & Associates, our principal accountant, billed us aggregate fees of approximately $141,000. In both cases, these amounts were billed for professional services that the accountants provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-QSB, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year. In the case of Grant Thornton, such services also involved a review of registration statements. In the case of Hein & Associates, such services also involved the commencement of a reaudit of our 2004 fiscal year.

        During our 2004 fiscal year, our principal accountant, Grant Thornton, billed us aggregate fees in the amount of approximately $143,000. These amounts were billed for professional services that Grant

Thornton provided during our fiscal 2004 for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

        (b)    Audit-Related Fees.

        Hein & Associates billed us aggregate fees in the amount of $0 for the fiscal year ended April 30, 2005 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

        Grant Thornton billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2005 and 2004 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

        (c)    Tax Fees

        Hein & Associates billed us aggregate fees in the amount of approximately $0 for the fiscal year ended April 30, 2005 for tax compliance, tax advice, and tax planning.

        Grant Thornton billed us aggregate fees in the amount of approximately $12,000 for the fiscal year ended April 30, 2005 and approximately $14,000 for the fiscal year ended April 30, 2004, for tax compliance, tax advice, and tax planning.

        (d)    All Other Fees

        Hein & Associates billed us aggregate fees in the amount of $14,000 for the fiscal year ended April 30, 2005 for other fees, including services for due diligence procedures related to the acquisition of PPSC.

        Grant Thornton billed us aggregate fees in the amount of $3,000 and $19,000 for the fiscal years ended April 30, 2005 and 2004, respectively for other fees, including services for due diligence procedures.

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

          Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of its subsidiaries.

        The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. At its annual meeting in April 2004 it approved Grant Thornton performing our audit for the 2004 fiscal year, as well as tax services for the 2003 and 2004 fiscal years. In November 2004 the audit committee approved Hein & Associates performing the reaudit of our 2004 fiscal year and the audit of our 2005 fiscal year.

        The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Grant Thornton (2004 and 2005) and to Hein & Associates (2005)
	Fiscal Year 2005	Fiscal Year 2004
Audit fees	91%	81%
Audit-related fees	0%	0%
Tax fees	4%	8%
All other fees	5%	11%

        According to information provided by our principal accountants, all services were performed by persons who were their full time employees.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2005

ISONICS CORPORATION, a California Corporation
By:	/s/ JAMES E. ALEXANDER James E. Alexander President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

June 28, 2005	James E. Alexander Principal Executive Officer Chairman of the Board Director	/s/ JAMES E. ALEXANDER
June 28, 2005	Boris Rubizhevsky Vice Chairman Director	/s/ BORIS RUBIZHEVSKY
June 28, 2005	Lindsay A. Gardner Officer and Director	/s/ LINDSAY A. GARDNER
June 28, 2005	Richard Parker Director	/s/ RICHARD PARKER
June 28, 2005	Russell Weiss Director	/s/ RUSSELL WEISS
June 28, 2005	John Sakys Principal Financial and Accounting Officer	/s/ JOHN SAKYS

ISONICS CORPORATION AND SUBSIDIARIES

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Isonics Corporation
Golden, Colorado

We have audited the consolidated balance sheets of Isonics Corporation and subsidiaries (the "Company") as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isonics Corporation and subsidiaries as of April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Denver, Colorado
June 24, 2005

Isonics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,206	$3,691
Accounts receivable (net of allowances of $59 and $16, respectively)	935	851
Inventories	1,550	985
Prepaid expenses and other current assets	153	143

Total current assets	23,844	5,670
LONG-TERM ASSETS:
Property and equipment, net	5,589	471
Goodwill	—	1,807
Intangible assets, net	241	706
Other assets	1,507	27

Total long-term assets	7,337	3,011

TOTAL ASSETS	$31,181	$8,681

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,079	$628
Accrued liabilities	1,033	256
Current portion of obligations under capital lease	44	54
Current portion of note payable	672	—
Current portion of convertible debentures, net of discount	3,025	—

Total current liabilities	5,853	938
Obligations under capital lease, net of current portion	47	32
Note payable, net of current portion	653	—
Convertible debentures, net of discount and of current portion	15,040	—

TOTAL LIABILITIES	21,593	970
STOCKHOLDERS' EQUITY:
Preferred Stock; shares authorized: 2005—7,622,516; 2004—8,620,666
Series A Convertible Preferred Stock—no par value; shares issued and outstanding: 2005—6,666; 2004—963,666; liquidation preference: 2005—$10; 2004—$1,445	5	745
Series C Convertible Preferred Stock—no par value; shares issued and outstanding: 2005—zero; 2004—9,000; liquidation preference: 2005—zero; 2004—$900	—	1,141
Series D Convertible Preferred Stock—no par value; shares issued and outstanding: 2005—800; 2004—32,950; liquidation preference: 2005—$80; 2004—$3,295	90	3,727
Series E Convertible Preferred Stock—no par value; shares issued and outstanding: 2005—33,000; 2004—zero; liquidation preference: 2005—$3,300; 2004—zero	3,938	—
Common stock—no par value; 40,000,000 shares authorized; shares issued and outstanding: 2005—27,696,800; 2004—15,344,913	28,401	14,817
Additional paid in capital	13,080	6,732
Deferred compensation	(64)	(104)
Accumulated deficit	(35,862)	(19,347)

Total stockholders' equity	9,588	7,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,181	$8,681

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2005	2004
Revenues	$10,105	$8,721
Cost of revenues	12,841	7,138

Gross margin	(2,736)	1,583
Operating expenses:
Selling, general and administrative	7,473	5,186
Impairment of goodwill and intangible assets	2,682	—
Research and development	1,271	569

Total operating expenses	11,426	5,755

Operating loss	(14,162)	(4,172)
Other income (expense):
Amortization of debt issuance costs	(166)	—
Interest and other income	117	52
Interest expense	(1,000)	(15)
Foreign exchange	34	(28)

Total other income (expense), net	(1,015)	9

Loss before income tax benefit	(15,177)	(4,163)
Income tax benefit	—	—

NET LOSS	(15,177)	(4,163)

DEEMED DIVIDENDS ON PREFERRED STOCK	(1,206)	(2,862)

DIVIDENDS ON SERIES E CONVERTIBLE PREFERRED STOCK	(132)	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,515)	$(7,025)

Net loss per common share—basic and diluted
Net loss per share attributable to common stockholders	$(.74)	$(.53)
Shares used in computing per share information	22,383	13,252

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock
					Additional Paid in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
BALANCES, May 1, 2003	963,666	$745	12,113,533	$11,668	$4,362	$(145)	$(12,322)	$4,308
Exercise of common stock warrants	—	—	225,000	281	—	—	—	281
Issuance of common stock in financing transaction	—	—	1,500,000	1,080	—	—	—	1,080
Issuance of convertible preferred stock and common stock warrants in financing transactions:
Series C	22,000	1,790	—	—	225	—	—	2,015
Series D	32,950	1,864	—	—	1,221	—	—	3,085
Deemed dividend on preferred stock	—	2,862	—	—	—	—	(2,862)	—
Conversion of Series C Convertible Preferred Stock into common stock	(13,000)	(1,648)	1,368,421	1,648	—	—	—	—
Fair value of common stock issued for services	—	—	100,000	97	—	—	—	97
Fair value of common stock warrants issued for services	—	—	—	—	924	—	—	924
Fair value of common stock issued as employee compensation	—	—	30,000	36	—	—	—	36
Common stock issued under Employee Stock Purchase Program	—	—	7,959	7	—	—	—	7
Amortization of deferred compensation	—	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	—	(4,163)	(4,163)

BALANCES, April 30, 2004	1,005,616	5,613	15,344,913	14,817	6,732	(104)	(19,347)	7,711
Exercise of common stock warrants	—	—	5,366,201	6,708	—	—	—	6,708
Cashless exercise of common stock warrants	—	—	363,719	45	(45)	—	—	—
Common stock issued in legal settlement	—	—	4,257	20		—	—	20
Exercise of common stock options	—	—	93,000	111	—	—	—	111
Fair value of common stock issued for the acquisition of the assets of Encompass Materials Group, Ltd.	—	—	731,930	1,171	—	—	—	1,171
Issuance of Series E Convertible Preferred Stock and related common stock warrants	33,000	2,732	—	—	337	—	—	3,069
Deemed dividend on preferred stock	—	1,206	—	—	—	—	(1,206)	—
Preferred stock dividends	—	—	—	—	—	—	(132)	(132)
Conversion of convertible preferred stock into common stock:
Series A	(957,000)	(740)	1,914,000	740	—	—	—	—
Series C	(9,000)	(1,141)	947,368	1,141	—	—	—	—
Series D	(32,150)	(3,637)	2,922,726	3,637	—	—	—	—
Fair value of common stock warrants issued to members of HSDC advisory board for services	—	—	—	—	669	—	—	669
Discount on convertible debentures due to issuance of detachable warrants and beneficial conversion feature	—	—	—	—	5,245	—	—	5,245
Fair value of common stock warrants issued to convertible debenture placement agent	—	—	—	—	142	—	—	142
Common stock issued under Employee Stock Purchase Program	—	—	8,686	11	—	—	—	11
Amortization of deferred compensation	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(15,177)	(15,177)

BALANCES, April 30, 2005	40,466	$4,033	27,696,800	$28,401	$13,080	$(64)	$(35,862)	$9,588

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,177)	$(4,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,193	280
Amortization of debt discount and debt issuance costs	732	—
Impairment of goodwill and intangible assets	2,682	—
Fair value of common stock and warrants issued for services, amortization of deferred compensation and legal settlement	729	984
Changes in operating assets and liabilities:
Accounts receivable	225	(140)
Inventories	(284)	(237)
Prepaid expenses and other assets	4	269
Accounts payable	201	(281)
Accrued liabilities	332	(140)

Net cash used in operating activities	(9,363)	(3,428)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,741)	(43)
Acquisition of assets of a business, net of cash acquired	(49)	—

Net cash used in investing activities	(3,790)	(43)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(64)	(48)
Principal payments on borrowings	(375)	—
Proceeds from the issuance of preferred stock and related warrants	3,069	5,100
Proceeds from the issuance of convertible debentures and related warrants	21,340	—
Proceeds from issuance of common stock	6,830	1,368
Preferred stock dividends	(132)	—

Net cash provided by financing activities	30,668	6,420

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,515	2,949
Cash and cash equivalents at beginning of year	3,691	742

Cash and cash equivalents at end of year	$21,206	$3,691

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

        Isonics Corporation develops and markets products worldwide based on isotopes for applications in the medical research, diagnostic and pharmaceutical industries and also develops and markets products and services for the semiconductor industry. Our efforts in the Homeland Security division are nascent at the present time as we proceed to further develop our technologies in this division. The consolidated financial statements (the "financial statements") include our accounts and those of our wholly-owned subsidiaries, including: Chemotrade GmbH ("Chemotrade"), Isonics Vancouver, Inc. ("Isonics Vancouver"), and Isonics Homeland Security and Defense Corporation ("HSDC"), as well our 85% interest in IUT Detection Technologies, Inc. ("IUTDT"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts have been eliminated in consolidation.

Use of Estimates in the Financial Statements

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including those related to impairment of goodwill and intangible assets, recoverability of inventory and accounts receivable, the recording of various accruals, the useful lives of long-lived assets, income tax and potential losses from contingencies and litigation. These estimates are based upon management's best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Cash Equivalents

        Cash equivalents include investments purchased with an original maturity of less than ninety days.

Concentration of Credit Risk

        The majority of our cash is maintained with one major bank headquartered in the United States and our cash equivalents are primarily held with two major financial institutions. Cash balances with the bank exceed the amount of insurance provided on such deposits. Cash balances held in foreign bank accounts, $608,000 and $478,000 at April 30, 2005 and 2004, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. We periodically evaluate the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, for which our accounting policies are discuss in Accounts Receivable.

Accounts Receivable

        The majority of our accounts receivable are due from customers of our life sciences segment and our semiconductor materials and products segment. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including length of time trade accounts receivable are past due, our previous loss history, our customer's current ability to pay their obligation to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest accrues beginning on the day after the due date of the receivable. Interest accruals are discontinued on accounts past due 90 days or more, and all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. We perform periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and record provisions to reduce such inventories to net realizable value when necessary.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives for office furniture and equipment range from 1 to 7 years and for production equipment range from 1 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Goodwill and Other Intangible Assets

        Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually during our fiscal third or fourth quarter (for our semiconductor materials and products or our life sciences reporting units, respectively) or more frequently if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. See Note 3.

        Acquired identified intangible assets (other than goodwill) are amortized on a straight-line basis over the periods of benefit, ranging from 3 to 10 years. We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. See Note 3.

Debt Issuance Costs

        Debt issuance costs are capitalized, included in other assets and amortized over the term of the related debt issuance using the effective interest method.

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

Revenue Recognition

        We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is probable. Revenue from product sales is recognized upon shipment if all other revenue recognition criteria have been met. Customers are not generally granted return rights and product returns have not been material in any period. Revenue for silicon wafer reclamation services is recognized when all services have been rendered and the reclaimed wafer is shipped back to the customer, if all other revenue recognition criteria have been met.

Warranty

        We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the products' requirements. Warranty costs have not been material in any period.

Shipping Costs

        Our shipping and handling costs for product sales are included in cost of sales for all periods presented.

Research and Development Expenditures

        Costs related to the research, design, and development of products are charged to research and development expenses as incurred.

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

Accounting for Stock-Based Compensation

        We account for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-based Compensation—Transition and Disclosure. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation costs relating to options is reflected within our net loss as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant (though we have recognized expense for warrants granted to external parties for services, Note 5). We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period.

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Year Ended April 30,
	2005	2004
Net loss attributable to common stockholders, as reported	$(16,515)	$(7,025)
Add: stock-based compensation costs included in reported net loss, net of tax effects	709	984
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,759)	(1,396)

Adjusted net loss attributable to common stockholders	$(17,565)	$(7,437)

	Year Ended April 30,
	2005	2004
Basic and diluted net loss per share attributable to common stockholders
As reported	$(.74)	$(.53)
Adjusted	$(.78)	$(.56)

Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock or convertible debt (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

        As of April 30, 2005, (a) a total of 8,251,157 outstanding stock options and common stock warrants, (b) 6,666, 800 and 33,000 outstanding shares of Series A, D and E Convertible Preferred Stock, respectively, and (c) the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

        In September 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus regarding accounting issues related to certain features of contingently convertible debt and the effect on diluted earnings per share (EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share"). In November 2004, the EITF changed the transition provisions of the consensus to require that the guidance be applied to reporting periods ending after December 15, 2004. Under previous interpretations of FAS 128, "Earnings per Share," issuers of contingently convertible debt excluded the potential common shares underlying the debt instrument from the calculation of diluted earnings per share until the contingency was met. The EITF consensus requires that potential shares underlying the debt instrument should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingency has been met. As a result of our net loss in fiscal year 2005, the inclusion of the potential shares underlying the debt instruments would be anti-dilutive and, as such, were excluded from the diluted earnings per share calculation.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs ("SFAS 151"), which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don't believe the adoption of SFAS 151 will have a material impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payments ("SFAS 123(R)"). This statement requires that we record stock option expense in our financial statements based on a fair value methodology. On April 14, 2005, the Securities and Exchange Commission ("SEC") announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff's views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and the method and timing of adoption. Although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule. We have an Employee Stock Purchase Plan ("ESPP") that allows eligible employees to purchase our common stock at a discount. The provisions of SFAS 123R will cause the ESPP to be a compensatory plan. Although we have not completed our analysis, we anticipate that the change in accounting for the ESPP is not expected to have a material impact on our financial position.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets ("SFAS 153"), which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for our fiscal year beginning May 1, 2006. Although we have not completed our analysis, we don't believe the adoption of SFAS 153 will have a material impact on our financial statements.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"). This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." SFAS 154 is effective for our fiscal year beginning May 1, 2006. We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

        We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

NOTE 2—FINANCIAL STATEMENT COMPONENTS

        Inventories consist of the following (in thousands):

	April 30,
	2005	2004
Finished goods	$565	$407
Work in process	701	508
Materials and supplies	284	70

	$1,550	$985

        Property and equipment consists of the following (in thousands):

	April 30,
	2005	2004
Office furniture and equipment	$264	$304
Production equipment	5,579	648
Construction in process	814	—
Leasehold improvements	396	30

	7,053	982
Accumulated depreciation and amortization	(1,464)	(511)

	$5,589	$471

        Depreciation expense for the years ended April 30, 2005 and 2004 was $1,106,000 and $194,000, respectively. Such amounts include amortization on equipment under capital lease of $50,000 and $31,000 for the years ended April 30, 2005 and 2004, respectively.

        Supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended April 30,
	2005	2004
Deemed dividends associated with beneficial conversion feature on issued Preferred Stock	$1,206	$2,862
Capital lease obligations for property and equipment	$70	$—
Capitalized debt issuance costs associated with issuance of convertible debenture and common stock warrants for services	$887	$—
Stock issued in connection with an acquisition	$1,171	$—
Note payable issued in connection with an acquisition	$1,700	$—

        In the year ended April 30, 2005, we also issued 363,719 shares of common stock in cashless exercises of common stock warrants and issued 5,784,094 shares of common stock upon conversion of convertible preferred stock.

        Supplemental disclosures of cash flow information (in thousands):

	Year Ended April 30,
	2005	2004
Cash paid during the period for:
Interest	$276	$21
Income taxes	$—	$—

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Changes in the carrying amount of goodwill, by reportable segment, are as follows (in thousands):

	Life sciences	Semiconductor materials and products	Total
Balance as of May 1, 2003	$1,807	$—	$1,807
Goodwill acquired during the year	—	—	—
Impairments	—	—	—

Balance as of April 30, 2004	1,807	—	1,807
Goodwill acquired during the year	—	447	447
Impairments	(1,807)	(447)	(2,254)

Balance as of April 30, 2005	$—	$—	$—

        Goodwill related to the life sciences reportable segment resulted from the acquisition of Chemotrade in 1998 and is tested for impairment annually in our fiscal fourth quarter. Due to significant market pricing pressures on certain products (including oxygen-18) in the life sciences segment and to changes to other strategic initiatives, the cash flow forecast for the life sciences reportable segment was revised downward from prior forecasts to a lower positive cash flow level. In April 2005, we determined that the $1,807,000 of goodwill associated with this business segment had been impaired and the entire goodwill amount was written off to impairment of goodwill and intangible assets. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

        Goodwill related to the semiconductor materials and products reportable segment resulted from the acquisition of the silicon wafer manufacturing and reclamation assets of Encompass Materials Group, Ltd. ("EMG," see Note 4). Given the performance in our semiconductor operations, we began (and are still in the process of) conducting a business review of this segment whereby we are considering a wide range of options in order to reduce the operating losses of this segment. As part of this process, we determined that given the ongoing operating losses, there had been a significant adverse change to that acquired business that was not currently correctible. Based on this premise, we determined that the $447,000 of goodwill associated with this business segment had been impaired and as a result, the entire amount was written off to impairment of goodwill and intangible assets during the year ended April 30, 2005. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

Other Intangible Assets

        Information regarding our intangible assets (other than goodwill) is as follows (in thousands):

	April 30,
	2005	2004
Gross carrying amount:
Silicon Evolution, Inc. technology license agreement	$—	$590
Trace and bulk detection technology	273	273
Customer lists	50	—

	323	863
Accumulated amortization:
Silicon Evolution, Inc. technology license agreement	—	(118)
Trace and bulk detection technology	(67)	(39)
Customer lists	(15)	—

	(82)	(157)

	$241	$706

        On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with Silicon Evolution, Inc. ("SEI") whereby we issued 500,000 shares of common stock (valued at $590,000) for the right to indefinitely use intellectual property assets owned or leased by SEI. In our fiscal year 2005 and in connection with our ongoing business review of our semiconductor operations, we determined that over the years our Silicon-on Insulator ("SOI") technology had been substantially modified to adapt to our current manufacturing plant and that the current processes are substantially removed from those acquired from SEI. As a result, an impairment loss for the then unamortized balance of $428,000 was recognized in the impairment of goodwill and intangible assets caption during the year ended April 30, 2005. The estimated fair value was determined using the expected present value of future cash flows. The impaired intangible asset relates to the semiconductor materials and products reportable segment.

        The customer lists intangible asset, which also relates to our semiconductor materials and products segment, was not deemed impaired due to the ongoing and projected sales to the underlying customers.

        Amortization expense for the years ended April 30, 2005 and 2004, was $87,000 and $86,000, respectively. Estimated amortization expense for the intangible assets on our April 30, 2005 balance sheet for the fiscal years ended April 30, is as follows (in thousands):

2006	$44
2007	44
2008	29
2009	27
2010	27

$171

NOTE 4—SIGNIFICANT ACQUISITIONS AND COMBINATIONS

Acquisition of Trace and Bulk Detection Technology

        In December 2002 we acquired from Institut fur Umwelttechnologien GmbH ("IUT"), an entity in which we hold an 8% ownership interest, certain trace and bulk detection technology that can be used to detect various types of explosives. We issued to IUT 250,000 shares of restricted common stock for the trace and bulk detection technology. In addition, we granted IUT a 15 percent ownership interest in our newly created subsidiary, IUTDT, that owns and is commercializing the trace and bulk detection technology. Although legally formed, IUTDT has not yet been capitalized and as a result there has been no minority interest recorded in the accompanying consolidated balance sheets. The restricted common stock was valued at $273,000 based upon the closing price of our common stock on December 4, 2002. We determined that these intangible assets had a finite life and as a result, we are amortizing them over their estimated useful life of ten years.

Acquisition of Business and Assets of Encompass Materials Group, Ltd.

        On June 11, 2004, we acquired the business and assets of EMG, which was engaged in the business of manufacturing and reclamation of silicon wafers. The results of the operations associated with the acquired assets have been included in the consolidated financial statements since that date. As a result of the acquisition, we not only entered into the business of manufacturing and reclamation of silicon wafers but we also expected to use the acquired assets as a platform to launch our full scale SOI operations. In conjunction with this acquisition, in May 2004 we established our wholly owned subsidiary Isonics Vancouver. Isonics Vancouver is a Washington based entity that now conducts our SOI and manufacturing and reclamation of silicon wafer operations.

        The aggregate purchase price was $2,920,000, which consisted of a $1,700,000 promissory note (collateralized by the assets acquired and certain other assets owned by us relating to our SOI business) payable over 33 months with an interest rate of 6%, 731,930 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the common stock on June 11, 2004) and $49,000 of legal and accounting fees. In addition, we assumed operating leases (that expire in various years through fiscal year 2011) with future commitments of approximately $1,200,000.

        The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition including property and equipment, which was based on an independent third party valuation, is as follows (in thousands):

Current assets	$604
Property and equipment	2,497
Other assets	16
Intangible assets	50
Goodwill	447

Total assets acquired	3,614
Current liabilities	(694)

Net assets acquired	$2,920

        The $447,000 of goodwill (which was subsequently written off during the year ended April 30, 2005, see Note 3) was assigned to the semiconductor materials and products segment and is expected to be deductible for tax purposes. The $50,000 of intangible assets relates to customer lists and is being amortized ratably over its estimated life of 3 years. There was no in-process research and development acquired in this transaction

        The $1,700,000 promissory note is payable by our subsidiary, Isonics Vancouver. In accordance with the terms of the acquisition of the business and assets of EMG, we have guaranteed all payments (totaling $1,854,000 including interest) of such loan should Isonics Vancouver be in default at any point over the life of the loan.

        The following table summarizes our pro forma results of operations for the years ended April 30, 2005 and 2004, as if the acquisition of the business and assets of EMG had occurred on May 1, 2004 and 2003, respectively (in thousands except per share data).

	Year Ended April 30,
	2005	2004
	(Unaudited)
Pro forma revenues	$10,481	$12,260

Pro forma net loss attributable to common stockholders	$(16,877)	$(9,041)

Pro forma net loss attributable to common stockholders per share—basic and diluted	$(.75)	$(.65)

NOTE 5—EQUITY INSTRUMENTS ISSUED FOR SERVICES

        On October 22, 2003, we entered into a non-exclusive investment banking agreement with vFinance, Inc. ("vFinance") whereby we issued a common stock warrant (valued at $369,600 using the Black-Scholes pricing model) to purchase 560,000 shares of our restricted common stock at $1.25 per share. The common stock warrant (which was exercised in its entirety during the year ended April 30, 2005) vested immediately, would have expired on April 30, 2006, and was considered full payment for services to be provided through June 30, 2004. The common stock warrant was expensed to selling, general and administrative expenses ratably over the eight-month period beginning November 1, 2003. We recognized expense of $92,000 and $277,000 during the years ended April 30, 2005 and 2004, respectively.

        In November 2002, we entered into an agreement with Park Capital Securities, LLC ("Park Capital") whereby we issued a common stock warrant (valued at $261,000 using the Black-Scholes pricing model) to purchase 300,000 shares of common stock (of which 260,000 were exercised during the year ended April 30, 2005) at $1.00 per share, for investment banking and consulting services. The common stock warrant vested immediately, expires in November 2005 and was expensed to consulting services over the life of the agreement. The agreement terminated on December 31, 2003. We recognized the remaining consulting services expense of $161,000 related to this agreement during the year ended April 30, 2004.

        On October 22, 2003, we extended our existing financial advisory agreement with Park Capital through December 31, 2004. In connection with this agreement, we issued a common stock warrant (valued at $355,000 using the Black-Scholes pricing model) to purchase 500,000 shares (of which

400,000 were exercised during the year ended April 30, 2005) of our restricted common stock at $1.25 per share. The common stock warrant vested immediately and expires on October 21, 2006. During fiscal year 2004, Park Capital elected to terminate its business and as a result we expensed the entire value of the common stock warrant to selling, general and administrative expenses during the year ended April 30, 2004.

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

        On October 7, 2004, we established HSDC, a wholly owned Delaware corporation to consolidate our efforts in the homeland security market. In connection with the establishment of HSDC, we created an advisory board which provides guidance and advice to HSDC in matters of technology, business and applications as we develop technologies and products for the homeland security marketplace. In November 2004 we issued 300,000 common stock warrants (valued at $669,000 using the Black-Scholes pricing model) to three newly hired advisory board members. The common stock warrants vested immediately, are exercisable at $4.00 per share, expire on November 1, 2007 and were expensed to selling, general and administrative expenses during the year ended April 30, 2005. In May 2005 (see Note 14) we acquired an entity owned in part by one of our advisory board members.

NOTE 6—CAPITAL LEASES

        We lease certain production equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the consolidated balance sheets as property and equipment and was $224,000 and $154,000 at April 30, 2005, and April 30, 2004, respectively. Accumulated amortization of the leased equipment at April 30, 2005, and April 30, 2004, was approximately $91,000 and $41,000, respectively. Amortization of assets under capital leases is included in depreciation expense.

        The following represents the future minimum lease payments remaining under capital leases as of April 30, 2005 (in thousands):

Year ending April 30,
2006	$52
2007	19
2008	19
2009	19

Total minimum lease payments	109
Less: amount representing interest	18

Present value of minimum lease payments	91
Less: current portion of obligation under capital leases	44

Long term obligation under capital leases	$47

NOTE 7—INCOME TAXES

        Deferred tax assets (liabilities) are comprised of the following (in thousands):

	April 30,
	2005	2004
Deferred tax assets
Accruals and expenses deductible in future periods	$1,773	$1,441
Net operating loss and credit carryforwards	9,570	3,715

Total deferred tax assets	11,343	5,156
Valuation allowance	(11,343)	(4,858)

	—	298
Deferred tax liabilities
Amortization and depreciation	—	(298)

	$—	$—

        Income tax expense (benefit) consists of the following (in thousands):

April 30,
	2005	2004
Current
Federal	$—	$—
State	—	—
Foreign	—	—

	—	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—

	—	—

	$—	$—

        A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

	April 30,
	2005	2004
Expected benefit at federal statutory rate	$(5,160)	$(1,415)
State taxes net of federal benefit	(470)	(129)
Foreign income taxed at different rates	233	25
Warrant exercise tax deductions in excess of book expense	(1,277)	—
Other items	189	20
Change in valuation allowance	6,485	1,499

	$—	$—

        The federal net operating loss ("NOL") carryforward of approximately $23,600,000 as of April 30, 2005 expires on various dates through 2025. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these "change in ownership" provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

        Chemotrade has a net operating loss carryforward of approximately $3,200,000. Under current German tax law, the carryforward is limited to 1 million Euros of net income in a given year without restriction. Any remaining loss can be offset against up to 60% of the net income exceeding the limit.

        We have established a full valuation allowance against the deferred tax assets because it is uncertain whether we will utilize these benefits due to continuing operating losses.

NOTE 8—BORROWINGS

Commercial Debt and Letter of Credit

        We currently have no lending facilities with any financial institutions, except for a line of credit available to Chemotrade in the amount of 100,000 Euros (approximately $130,000) and a letter of credit guarantee relating to imports and exports for $50,000. The line of credit carries an interest rate of 10.1% on all outstanding amounts and currently has no expiration date while the letter of credit expires April 30, 2006. There were no borrowings under the line of credit during the years ended April 30, 2005 and 2004, respectively.

Convertible Debentures

        On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures (collectively, the "Debentures") in the aggregate principal amount of $22,000,000 and common stock warrants (collectively, the "Warrants") granting the right to purchase a total of 1,540,000 common shares. The Debentures are convertible by the holders into shares of our common stock at any time and at a conversion price of $5.00 per share (the "Conversion Price"). This Conversion Price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the Debenture agreement. The Warrants are exercisable for a period of three years and at an exercise price of $6.25 per share. Under specified conditions, including the lack of an effective registration statement for the underlying shares, and after a period of one year from issuance, the Warrants may be exercised by means of a cashless exercise. This provision permits the warrant holder to cancel a proportion of the warrants at the then current share price to receive the balance of the warrants in common stock without payment to us.

        Interest on the Debentures is payable quarterly at the end of each calendar quarter until March 1, 2006, at which time all accrued and unpaid interest will be payable the 1st day of each calendar month thereafter. The Debentures are required to be reduced by 1/12th per month beginning March 1, 2006, though the monthly principal reduction and interest payments will commence earlier if our cash and cash equivalents balance is less than $7,500,000 at any fiscal quarter end prior to December 1, 2005 or if the we are notified that either the Nasdaq Stock Market ("Nasdaq") or the Securities and Exchange Commission ("SEC") has commenced delisting or enforcement actions. The Debentures will mature on February 28, 2007. We may not prepay the principal amount of the Debentures without the consent of the holders.

        Both the principal and interest are payable, at our option, in common stock or cash, subject to various requirements. If we choose to make a scheduled principal payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then Conversion Price or 88% of the average of the ten closing prices ending on the trading day immediately prior to the monthly redemption date. If we choose to make a scheduled interest payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then Conversion Price or the lesser of (i) 90% of the average of the twenty closing prices ending on the trading day immediately prior to the applicable interest payment date or (ii) 90% of the average of the twenty closing prices ending on the trading day immediately prior to the date the applicable interest payment shares are issued and delivered if after the interest payment date. In accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," these contingent conversion features will be measured for accounting purposes when the contingent event occurs.

        On or after February 25, 2006 and subject to various requirements, the Debentures are redeemable at our option, in whole or in part, if the closing prices for any twenty days in a thirty consecutive trading day period (such period commencing after February 25, 2006) exceeds 150% of the then Conversion Price.

        The Debentures and the Warrants have certain limitations on our ability to issue shares to the holders of the Debentures and Warrants (the Holders). Under the terms of the Debentures and the Warrants, we are prohibited from issuing shares of our common stock to the holders of the Debentures (upon conversion, in payment of interest, or in redemption or payment of the Debentures) and the Warrants (upon exercise) if: (a) the issuance would result in any Holder owning more than 4.99% of our outstanding common stock (although the holders can waive this provision upon more than 60 days' notice to us) or (b) the issuance would result in more than 5,514,601 shares having been issued pursuant to the Debentures and the Warrants (19.999% of the total number of shares outstanding on February 24, 2005) unless our shareholders have approved the transaction as required by the Nasdaq rules. If our shareholders approve the transaction, the 19.999% contractual limitation as to the number of shares that can be issued will no longer be applicable, although the 4.99% limitation will continue to be applicable until (if ever) waived by a the respective Holder. Waiver by one Holder does not eliminate the provision as to all Holders.

        We have an obligation to register the shares underlying the Debentures and Warrants, including the obligation to file a registration statement by July 24, 2005, subject to a fifteen day grace period, and to obtain effectiveness of the registration statement by August 23, 2005. Failure to meet either of these obligations will result in our incurring liquidated damages in the amount of 1.0% (1.5% for the first month a registration statement is not filed after July 24, 2005, subject to a fifteen day grace period) of the principal amount of the purchase price per month through November 21, 2005, at which time the Debenture holders may declare us in default if the registration statement is not declared effective by that date. Additionally, other events, as defined in the Debenture agreement, may also allow the Debenture holders to declare us in default. Remedies for an event of default, include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the Debentures shall be equal to 130% of the then-principal amount of the Debentures plus all interest and other amounts due or a conversion calculation, whichever is higher.

        Except for defined exceptions, we have agreed not to sell any common stock or common stock equivalents through the period ending 90 days after the effectiveness of the aforementioned registration statement.

        We have allocated the proceeds received between the Debentures and the Warrants based on the relative fair value of each instrument. The $3,525,000 allocated to the Warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the Debentures. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we have calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the Debentures. As a result, we determined that the value of the beneficial conversion feature (based upon a $5.00 conversion price) contained in the Debentures to be $1,720,000. This amount was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the Debentures. The cumulative discount on the Debentures is being amortized to interest expense over the term of the Debentures using the effective interest method at an effective interest rate of 19%. During fiscal year 2005, $563,000 of the discount on the Debentures was amortized to interest expense. At April 30, 2005, the unamortized discount on the Debentures is $4,682,000.

        In connection with completing the financing arrangement, we paid a placement agent (i) a 6.5% fee consisting of $660,000 and a $770,000 convertible debenture and (ii) a Common Stock Purchase Warrant granting the right to purchase 53,900 shares of common stock (valued at $142,000 using the Black-Scholes pricing model). The convertible debenture and related debt issuance cost was measured at the fair value of the convertible debenture, $745,000. The total debt issuance costs of $1,547,000 have been capitalized and are being amortized to amortization of debt issuance costs over the life of the convertible debenture using the effective interest method. During fiscal year 2005, $166,000 of the capitalized debt issuance costs was amortized to expense. At April 30, 2005, the unamortized debt issuance cost is $1,381,000. The terms of both the convertible debenture and the warrant are the same as those for the accredited investors, as described above. The discount on the convertible debenture is being amortized to interest expense over the term of the convertible debenture using the effective interest method. During fiscal 2005, $3,000 of the discount on the convertible debenture was amortized to interest expense. At April 30, 2005, the unamortized discount on the convertible debenture is $22,000.

        The following represents the scheduled maturities of long-term obligations (inclusive of the promissory note issued in the acquisition of EMG, see Note 4), excluding capital leases, for amounts on our balance sheet as of April 30, 2005 (in thousands):

Year ending April 30,
2006	$3,697
2007	15,693

Long-term obligations	$19,390

NOTE 9—STOCKHOLDERS' EQUITY

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

Preferred Stock Authorized

        Originally 10,000,000 shares of preferred stock were authorized for issuance. Under the state law of California, our state of incorporation, shares issued that are subsequently reacquired reduce the authorized number of shares for that respective series. Due to this legal provision, our authorized shares of preferred stock were reduced by 998,150 and 13,000 in fiscal years 2005 and 2004, respectively, due to the reacquisition of shares of our preferred stock series in those respective years.

Series E Convertible Preferred Stock

        On October 4, 2004 we completed a financing arrangement whereby we issued 33,000 shares of our Series E Convertible Preferred Stock ("Series E Stock") and 614,000 common stock warrants to Asset Managers International, Ltd. ("AMI") for $3,300,000. In addition, we paid AMI $251,000 in due diligence fees and related expenses. Each common stock warrant is exercisable for one share of common stock through October 4, 2007. One-half (307,000) of the common stock warrants have an exercise price of $1.24 per share while the remaining half (307,000) of the common stock warrants have an exercise price of $1.35 per share.

        The Series E Stock is convertible into common stock at a price equal to 85% of Market Price on the conversion date, but at a price no higher than $1.24 per share (the "Ceiling Price") and no lower than $1.00 per share (the "Floor Price"). For purposes of determining the Conversion Price, the "Market Price" shall be the average of the lowest three intra-day trading prices of our common stock (which need not occur on consecutive trading days) during the 5 trading days immediately preceding the conversion date.

        We had an obligation to register the shares underlying the Series E Stock and the common stock warrants, including the obligation to file a registration statement by November 7, 2004 and to obtain effectiveness of the registration statement within 70 days after the filing of the registration statement. We are currently in default of our obligation and, as a result, we are incurring a penalty of $2,200 per day until the registration statement is filed. The estimated amount of the penalty expected to be incurred under the contract provision is $368,000 and is included in accrued liabilities as of April 30, 2005. In addition, as a result of not meeting the deadline to file the registration statement, the preferred stock is now convertible into common stock at a price equal to 75% of the Market Price on the conversion date (subject to the same Floor and Ceiling Prices) as discussed above.

        We have allocated the proceeds received between the Series E Stock and related warrants based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we have calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature (based upon a $1.24 conversion price) contained in our Series E Stock to be $1,206,000, which has been reported as a deemed dividend on preferred stock. We determined that there was no additional beneficial conversion feature associated with the new conversion percentage as 75% of the then Market Price was well above the Ceiling Price of $1.24.

        The Series E Stock is non-voting and has a liquidation preference equal to $100 per share. In addition, the Series E Stock bears a dividend of 8% per annum, payable in cash, in arrears, monthly, commencing on October 4, 2004. The dividend obligation terminates after one year or earlier if the Series E Stock is converted to common stock.

Series D Convertible Preferred Stock

        On April 5, 2004 we completed a financing arrangement whereby we issued 32,950 shares of our Series D Convertible Preferred Stock ("Series D Stock") and 600,000 common stock warrants to accredited investors who are affiliated with Mercator Advisory Group, LLC ("MAG") for $3,295,000. In addition, we paid MAG $230,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 2,400,000 shares of our common stock. The common stock warrants (which were exercised in their entirety during the year ended April 30, 2005) issued in this transaction were exercisable for one share of common stock with one third each at $1.10, $1.20 and $1.30, respectively and would have expired on April 5, 2007. The Series D Stock is convertible at $1.10 per share.

        In accordance with the securities purchase agreement, we gained effectiveness on a registration statement associated with the common stock and the common stock underlying the common stock warrants on April 23, 2004.

        We allocated the net proceeds received between the Series D Stock and related warrants to acquire 3,000,000 shares of common stock based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature contained in our Series D Stock to be $1,864,000, which was reported as a deemed dividend for the year ended April 30, 2004 given that the preferred shares were convertible at the date of issuance.

        The Series D Stock was non-voting and had a liquidation preference equal to $100 per share. In addition, the holders of the Series D stock were entitled to receive dividends (if declared) subject to the prior rights of holders of all classes of stock at the time outstanding.

        During the year ended April 30, 2005, 32,150 shares of Series D Stock were converted into 2,922,726 shares of common stock. As of April 30, 2005, there were 800 shares of Series D Stock outstanding convertible into 72,727 shares of common stock. On May 19, 2005, the remaining 800 shares of Series D Stock were converted into 72,727 shares of common stock.

Series C Convertible Preferred Stock

        On January 27, 2004 we completed a financing arrangement whereby we issued 22,000 shares of our Series C Convertible Preferred Stock ("Series C Stock") and 200,000 common stock warrants to accredited investors who are affiliated with MAG for $2,200,000. In addition, we paid MAG $200,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 227,701 shares of our common stock. Each common stock warrant (which were exercised in their entirety as of May 23, 2005) issued in this transaction is exercisable for one share of common stock at $1.25 per share and would have expired on January 27, 2007. The Series C Stock was convertible (or has since been converted) at a price to be determined as 80% of the market price (which is defined as the average of the lowest three inter-day trading prices of our common stock for the five consecutive trading days immediately preceding the conversion date) of our common stock on the day of conversion, but not greater than $1.25 per share nor less than $0.95 per share.

        In accordance with the securities purchase agreement, we gained effectiveness on a registration statement associated with the common stock and the common stock underlying the common stock warrants on March 8, 2004.

        We allocated the net proceeds received between the Series C Stock and related warrants to acquire 427,701 shares of our common stock based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature contained in our Series C Stock to be $998,000, which was reported as a deemed dividend for the year ended April 30, 2004 given that the preferred shares were convertible at the date of issuance.

        The Series C Stock is non-voting and has a liquidation preference equal to $100 per share. In addition, the holders of the Series C Stock are entitled to receive dividends (if declared) subject to the prior rights of holders of all classes of stock at the time outstanding.

        During the year ended April 30, 2004, 13,000 shares of Series C Stock were converted (at $.95 per share) into 1,368,421 shares of common stock. During the year ended April 30, 2005, the remaining 9,000 shares of Series C Stock were converted (at $.95 per share) into 947,368 shares of common stock. As a result of these conversions, there are no shares of Series C Stock outstanding.

        In conjunction with pursuing the financing agreement with MAG, we were simultaneously working with vFinance as an alternate source of funding. In order to compensate vFinance for their services, on February 27, 2004 we issued them a common stock warrant (valued at $84,000 using the Black-Scholes pricing model) to purchase 150,000 shares of our restricted common stock at $1.25 per share. The common stock warrant (which were exercised in their entirety during the year ended April 30, 2005) vested immediately and would have expired April 30, 2006.

Series A Convertible Preferred Stock

        During the year ended April 30, 2005, 957,000 shares of Series A Convertible Preferred Stock ("Series A Stock") were converted into 1,914,000 shares of common stock. As of April 30, 2005, there were 6,666 shares of Series A Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio. On April 30, 2004 we had 963,666 shares of Series A Stock outstanding. The Series A Stock is entitled to dividends or distributions equal to the amount of the dividend or distribution per share of common stock payable at such time multiplied by the number of shares of common stock then obtainable upon conversion of such Series A Stock. The Series A Stock has a liquidation preference of $1.50 per share.

        The Redemption Trigger Date for the Series A Stock was the business day immediately following the thirtieth consecutive trading day that the average closing price during such trading days (or, if no closing price is reported, the average of the bid and ask prices) of the shares of common stock was above $8.00 per share (which minimum price shall be proportionally adjusted for stock splits, stock dividends, reverse stock splits and any other subdivision or combination of the common stock). As we have met the Redemption Trigger Date, we may now redeem all or any part of the Series A Stock at our election at any time and from time to time. The Series A Stock is convertible into common stock at the option of the holder until and unless we choose to redeem such shares and, until converted, at any meeting of our shareholders, each share of Series A Stock is entitled to the number of votes equal to the number of shares of common stock into which the Series A Stock is then convertible.

        There are provisions associated with the Series A Stock that, if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio. The Series A Stock is convertible at two shares of common stock for each share of Series A Stock outstanding.

Stock Option and Purchase Plans

2005 Stock Option Plan

        The 2005 Stock Option Plan authorized the grant to our key employees, officers, consultants or advisors of incentive and nonqualified stock options to purchase shares of our authorized but unissued common stock. The maximum number of shares of our common stock available for issuance under this plan is 3.5 million shares. As of April 30, 2005, there are 235,000 options outstanding and the maximum number of shares available for future grants under this plan is 3,265,000 shares. The exercise period shall not exceed ten years from the date of grant or three months following the date of termination of employment, whichever occurs earlier. The option price shall not be less than the fair market value of the common stock on the date of grant.

1996 Stock Option Plan

        The 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2005, there remain 358,769 options outstanding and zero shares are available for grant under the 1996 Stock Option Plan.

Directors' Stock Option Plan

        The 1998 Directors' Plan provides that each person serving as a member of the Board, who is not an employee of Isonics, receive options to purchase 20,000 shares of common stock when such person accepts his position as a director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a director provided such person is not an employee of Isonics at the time of election. The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors' plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options' termination. As of April 30, 2005, options to purchase a total of 130,000 shares were outstanding under the directors' plan.

Executive and Incentive Stock Option Plans

        In November 1996 (and modified subsequently), the Board of Directors adopted the Executives' Incentive and Incentive Stock Option Plans authorizing the granting of up to 1,000,000 and 500,000 incentive and nonqualified stock options, respectively, to our key employees, directors or consultants. Effective November 13, 2001, our shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 2,000,000 and 1,000,000, respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over four to five years and expire five to ten years after the date of grant. In April 2005, the Board of Directors terminated the Executives' Incentive and Incentive Stock Option Plans. As of April 30, 2005, options to purchase a total of 2,122,878 shares remain outstanding and zero shares are available for grant under the Executive and Incentive Stock Option Plans.

Employee Stock Purchase Plan

        The employee stock purchase plan has reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value of our common stock at the beginning or the end of the offering period. As of April 30, 2005, 57,224 shares have been issued under the plan.

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

        For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2005 and 2004, respectively; no expected dividends, volatility of 100%; risk-free interest rate of 4.0%; and expected lives of four to eight years. A summary of the status of our stock option plans as of April 30, 2005 and 2004, and changes during the years ended on these dates is presented below.

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 1, 2003	1,790,230	$1.50
Granted	230,000	1.18
Exercised	—	—
Canceled	(274,583)	1.46

Outstanding, April 30, 2004	1,745,647	1.39
Granted	1,410,000	2.70
Exercised	(93,000)	1.19
Canceled	(216,000)	2.86

Outstanding, April 30, 2005	2,846,647	$1.93

        The weighted average fair value of options granted during the years ended April 30, 2005 and 2004 was $2.04 and $.95, respectively. The fair value of the options granted was determined using the Black-Scholes model with the following weighted-average assumptions for fiscal 2005: expected life of 4.74 years, interest rate of 4%, volatility of 100% and no dividend yield.

        The following information applies to options outstanding at April 30, 2005:

Range of Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise price
$.58	207,340	$.58	0.7	207,340	$.58
$.90 - $1.52	1,587,878	$1.21	6.1	1,028,378	$1.09
$1.69 - $3.50	576,429	$2.18	5.3	303,929	$2.26
$4.65	475,000	$4.64	9.8	98,700	$4.64

	2,846,647	$1.93	6.2	1,638,347	$1.73

Warrants

        We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO, services and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, May 1, 2003	3,442,610	$1.57
Warrants issued for services	1,380,000	1.27
Warrants issued in connection with financings	4,327,701	1.22
Exercised	(225,000)	1.25
Expired	(100,000)	1.88

Outstanding, April 30, 2004	8,825,311	1.35
Warrants issued for services	300,000	4.00
Warrants issued in connection with financings	2,207,900	4.87
Exercised	(5,858,701)	1.25
Expired	(70,000)	3.00

Outstanding, April 30, 2005	5,404,510	$3.03

        The outstanding warrants as of April 30, 2005, are summarized as follows:

	Number Outstanding	Weighted Average Exercise Price	Expiration Date
Class B Warrants	1,780,110	$1.50	12-29-2006	(1)
Class C Warrants	202,500	$2.50	12-29-2006	(1)
Other Warrants	3,421,900	$3.85		(2)

	5,404,510	$3.03

(1)
The expiration date of the Class B Warrants and Class C Warrants was extended from December 31, 2005, to December 29, 2006, in June 2005 (see Note 14).

(2)
The other warrants expire at various dates ranging from November 21, 2005 through February 24, 2008.

NOTE 10—BUSINESS SEGMENT, GEOGRAPHIC, CUSTOMER AND PRODUCT INFORMATION

Segment information

        We currently have two reportable segments: life sciences and semiconductor materials and products. Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications. Our semiconductor materials and products segment manufactures and reclaims silicon wafers, sells SOI wafers and is involved in several research and development projects including silicon-28. Our segments are strategic business units, each of which consists of similar products or services. They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers. Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and also the existing homeland security operations that did not meet the requirements for a reportable segment as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information".

        Information by segment is set forth below (in thousands):

	As of and for the Year Ended April 30,
	2005	2004
Segment revenues from external sources:
Life sciences	$7,413	$8,202
Semiconductor materials and products	2,692	519

Total	$10,105	$8,721

Segment operating (loss) income
Life sciences	$(2,206)	$486
Semiconductor materials and products	(6,484)	(1,213)
Reconciling amounts	(5,472)	(3,445)

Total	$(14,162)	$(4,172)

Total assets:
Life sciences	$2,432	$4,066
Semiconductor materials and products	6,356	1,037
Reconciling amounts	22,393	3,578

Total	$31,181	$8,681

Geographic information

        A summary of our operations by geographic area is presented below (in thousands):

	As of and for the Year Ended April 30,
	2005	2004
Net revenues from external sources:
United States	$7,405	$6,238
Germany	2,700	2,483

Total	$10,105	$8,721

Long-lived assets:
United States	$5,586	$467
Germany	3	4

Total	$5,589	$471

Net assets:
United States	$8,861	$7,038
Germany	727	673

Total	$9,588	$7,711

        The geographic summary of net revenue from external sources is based on the Isonics sales location generating the respective sales. The shipment locations corresponding to the respective customers may be outside that geographic area. The geographic summary of long-lived and total assets is based on physical location.

Customer Information

        Two customers (Eastern Isotopes, Inc. and PerkinElmer, Inc.) accounted for approximately 19% and 10% of revenues, respectively, for the year ended April 30, 2005. One customer (Eastern Isotopes, Inc.) accounted for approximately 32% of revenues for the year ended April 30, 2004. As of April 30, 2005, three customers accounted for approximately 29% of total net accounts receivable. As of April 30, 2004, three customers accounted for approximately 34% of total net accounts receivable. A decision by a significant customer to substantially decrease or delay purchases from us or an inability to collect significant amounts owed to us could have a material adverse effect on our consolidated financial condition and results of operations.

        For our German operations, three customers (PerkinElmer, Inc., International Isotopes, Inc. and IBT SA) accounted for approximately 38%, 18% and 16%, respectively, of revenues for the year ended April 30, 2005 and accounted for approximately 33%, 19% and 20%, respectively, of revenues for the year ended April 30, 2004. For our German operations, three customers accounted for approximately 67% of total net accounts receivable at April 30, 2005. Two customers accounted for approximately 49% of total net accounts receivable at April 30, 2004.

Product Information

        One product (oxygen-18) accounted for approximately 43% and 63% of revenue for the years ended April 30, 2005 and 2004, respectively. A change in customer demand or market pricing of this product could have a material adverse effect on our consolidated financial condition and results of operations.

NOTE 11—EMPLOYEE BENEFIT PLAN

        We contribute to a multi-employer retirement savings plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our employees. Our contributions to the plan aggregated approximately $82,000 and $32,000 for the years ended April 30, 2005 and 2004, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

        On January 1, 2002, we entered into a one-year consulting agreement with HS-Consult GmbH ("HSC") primarily to assist Chemotrade in buying and selling isotope products. HSC primarily consists of our former managing director of Chemotrade and an additional former key employee of Chemotrade. The initial consulting agreement expired on December 31, 2002 and required a monthly payment of 5,500 Euros (approximately $7,000) for the services to be provided. The consulting agreement was renewed for terms of one year on January 1, 2005 and 2004 and requires monthly payments of 5,500 Euros.

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

        On August 26, 2003 and July 30, 2003, we borrowed $120,000 and $80,000, respectively, from Daniel Grady, our Vice President of Homeland Security. We repaid the loans in full, plus interest at 12% per annum, on September 11, 2003 and August 4, 2003, respectively. On November 18, 2003, we borrowed an additional $120,000 from Daniel Grady. The loan bore interest at a rate of 12% per annum and was due the earlier of one year or the collection of certain accounts receivable, as defined. The loan was repaid in full, plus interest in January 2004.

        We hold an 8% ownership interest IUT, an entity located in Germany. In June 2004, we entered into a research and development agreement with IUT, which contemplates the funding of certain projects of up to $4,000,000 over several years. The work is to be funded in steps and is based upon the completion of various milestones, as defined. We have no obligation to fund any work under this agreement unless we have approved such effort. We funded approximately $650,000 under this agreement during the year ended April 30, 2005. All funded amounts have been included in research and development in the consolidated statement of operations. Additionally, IUT produces carbon-14 precursors for us that we resell in the market place. Total net payments to IUT for this process during the years ended April 30, 2005 and 2004, were $353,000 and $156,000, respectively.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Operating lease commitments

        In August 2003, we entered into a month-to-month lease (at a rate of $2,800 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

        We rent additional office and production facilities under operating leases expiring through January 2011. Rent expense for operating leases was $308,000 and $249,000 for the years ended April 30, 2005 and 2004, respectively. Future minimum annual operating lease commitments are as follows (in thousands):

Year ending April 30,
2006	$232
2007	195
2008	114
2009	78
2010	78

$697

        As of April 30, 2005 we had commitments outstanding for capital expenditures of approximately $226,000.

Purchase commitment

        In December 2003 we extended our production, marketing and sales agreement with our supplier of oxygen-18 through July 2010. The agreement requires the purchase of certain quantities at prices to be determined as a percentage of the then prevailing market price. Under the terms of the agreement, we estimate that our purchase obligation (based on estimates of future market prices) is approximately $25,600,000 through the end of the agreement. During fiscal years 2005 and 2004, we made purchases under this agreement of $3,380,000 and $3,482,000, respectively.

Litigation

        On March 25, 2005, Prime International Equities, LLC ("the Plaintiff") filed a complaint against us in the United States District Court for the District of Colorado (Civil Case No. 05-F-562 (BNB)). In that complaint, the Plaintiff alleges (among other things) that it holds outstanding Class B common stock warrants which are subject to our amended and restated warrant agreement. The Plaintiff alleges that we failed to use our best efforts to keep effective a federal registration statement covering various of our securities. The Plaintiff also alleged that our failure to so use our best efforts is impairing the Plaintiff's ability to exercise certain warrants it owns and to receive shares of our stock. The Plaintiff further alleged that if the Plaintiff's warrants are not exercised, they will expire by their terms at the end of 2005 and the Plaintiff will lose the ability to become an owner of our shares pursuant to the warrants. The Plaintiff further alleged that our continued failure to so use its best efforts has caused the Plaintiff to suffer substantial damages allegedly in excess of our financial ability to compensate the Plaintiff, although the Plaintiff fails to quantify its damages allegation. The Plaintiff requests specific performance and damages. We answered the complaint on April 29, 2005, denying the material allegations of the complaint. We intend to vigorously contest any liability. Neither party has completed any portion of discovery, and, as a result, it is not possible to predict the likelihood of a favorable or unfavorable result. We do not anticipate that this matter will come to trial until calendar year 2007, if at all. Legal costs related to litigation contingencies are expensed as incurred.

Other contingencies

        In October 2004, we received an inquiry from the Nasdaq Listing Investigation Unit (the "Nasdaq inquiry"), which included questions regarding our press releases, our public relations advisors and certain other disclosures that we have made publicly. In December 2004, we received an informal request for information from the SEC which asked questions similar to those posed in the Nasdaq inquiry, but which also asked about the termination of Grant Thornton LLP as our independent auditor. We have provided information, which we believe to be responsive to all of the questions posed in the Nasdaq inquiry and to the SEC. We have not received further requests for information from either entity since January 2005. We have no knowledge, however, whether either investigation will result in any action against us, which action may materially and adversely impact us, and our ability to carry on our business.

NOTE 14—SUBSEQUENT EVENTS

Common Shares Authorized

        On May 9, 2005, our Articles of Incorporation were amended to increase the authorized number of Common Shares issuable from 40,000,000 to 75,000,000. Prior to filing the Certificate of Amendment with the Secretary of State of the State of California, the change to the authorized shares of common stock was first approved by a vote of the shareholders and by a vote of the Board of Directors.

Acquisition of Protection Plus Security Consultants, Inc.

        On May 16, 2005, we signed and completed an agreement to acquire Protection Plus Security Consultants, Inc. ("PPSC"), a New York City based corporation that primarily provides armed and unarmed security personnel. It also provides electronic security systems, armed escort couriers, executive bodyguards, video/electronic surveillance, mobile vehicle patrols, special event security and VIP escorts. PPSC's investigative solutions include communications security, eavesdropping/espionage countermeasures, industrial sabotage investigations, employment investigations and a range of forensic services such as voice and handwriting analysis, DNA testing and drug screening. Some of the services are provided on an outsourced basis. PPSC's unaudited revenue and earnings for the year ended December 31, 2004 were $13,053,000 and $342,000, respectively.

        We acquired all of the outstanding equity securities of PPSC for a total price of $3.625 million as described in the stock purchase agreement. Of the purchase price, we paid $2.5 million in cash and issued 506,527 shares of our restricted stock to the Sellers. The shares had an agreed valuation of $1.125 million ($2.22 per share). We paid the purchase price to the two owners of PPSC, each of whom represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and without a view toward further distribution. The valuation of the shares was based on the average closing bid price on the Nasdaq Small Cap Market on each of the ten consecutive trading days ending four business days prior to the Closing.

        The purchase price allocation has not been finalized pending valuation of the acquired identifiable intangible assets.

        The stock is price protected for the benefit of the former owners of PPSC. The price protection provision will provide a cash benefit to them if (at the time they can first sell the shares) the market price of our common stock is less than $2.22 per share. If that is the case, we will be required to pay the former owners of PPSC the difference in cash. There are no registration rights associated with the shares to be issued in the PPSC acquisition, although at our discretion we may include the shares in a future registration statement.

        In conjunction with the acquisition of PPSC, we have retained the services of both the former owners in an employment relationship. PPSC will continue to lease premises partially owned by one of these individuals. As such, the premises lease is with a related party. The lease term is for the four year period ended May 15, 2009. Annual rent payments will be $48,000 in each of the four years of the lease term. Additionally, we will reimburse the landlord 80% of the costs incurred by the landlord for taxes, maintenance of common areas and fire and hazard insurance as well as the entire amount of the premium incurred for rental loss insurance.

Class B Warrants and Class C Warrants

        On June 17, 2005, we extended the expiration date of the Class B Warrants and the Class C Warrants from December 31, 2005 to December 29, 2006 via an amendment to the Warrant Agreement. There were no other changes made to the terms and conditions of the Warrant Agreement. The holders of these warrants have been unable to exchange the warrants for registered shares of our common stock since October 2004, at which time the underlying registration statement was no longer current. We attempted to file a post-effective amendment to the respective registration statement, but we were unable to do so because our former auditor, Grant Thornton LLP, was unwilling to consent to the inclusion of its report on our April 30, 2004 and 2003, financial statements in the post-effective amendment. In our first quarter of our fiscal year 2006, we will record a non-cash charge in the statement of operations in the amount of approximately $300,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

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