Form 10QSB
period 2005-07-31
ISONICS CORP
filed 2005-09-13
CIK 1023966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2005

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

(303) 279-7900

(Issuer’s telephone number)

N/A

(Former name, former address and former

fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, was 30,508,701 at September 12, 2005.

Transitional Small Business Disclosure Format (check one):

Yes  ☐   No  ☒

Isonics Corporation and Subsidiaries

TABLE OF CONTENTS

FORM 10-QSB

Part I:  Financial Information

Item 1: Condensed Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	July 31, 2005	April 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$12,766	$21,206
Accounts receivable (net of allowances of $81 and $59, respectively)	2,596	935
Inventories	1,459	1,550
Prepaid expenses and other current assets	1,660	153
Assets held for sale	628	—
Total current assets	19,109	23,844

LONG-TERM ASSETS:
Property and equipment, net	5,015	5,589
Goodwill	3,593	—
Intangible assets, net	632	241
Other assets	1,260	1,507
Total long-term assets	10,500	7,337

TOTAL ASSETS	$29,609	$31,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	July 31, 2005	April 30, 2005
CURRENT LIABILITIES:
Accounts payable	$1,321	$1,079
Accrued liabilities	1,560	1,033
Current portion of obligation under capital lease	30	44
Current portion of note payable	801	672
Current portion of convertible debentures, net of discount	8,291	3,025
Total current liabilities	12,003	5,853

Obligations under capital lease, net of current portion	44	47
Note payable, net of current portion	707	653
Convertible debentures, net of current portion and of discount	10,609	15,040

TOTAL LIABILITIES	23,363	21,593

STOCKHOLDERS’ EQUITY:
Preferred Stock; shares authorized: July 31, 2005-7,598,716; April 30, 2005-7,622,516
Series A Convertible Preferred Stock—no par value; 6,666 shares issued and outstanding on July 31, 2005 and April 30, 2005, $10 liquidation preference on July 31, 2005 and April 30, 2005	5	5
Series D Convertible Preferred Stock—no par value; zero and 800 shares issued and outstanding on July 31, 2005 and April 30, 20045, respectively; zero and $80 liquidation preference on July 31, 2005 and April 30, 2005, respectively	—	90
Series E Convertible Preferred Stock—no par value; 10,000 and 33,000 shares issued and outstanding on July 31, 2005 and April 30, 2005, respectively; $1,000 and $3,300 liquidation preference on July 31, 2005 and April 30, 2005, respectively	1,194	3,938
Common stock—no par value; shares authorized: July 31, 2005-75,000,000; April 30, 2005-40,000,000; 30,431,701 and 27,696,800 shares issued and outstanding on July 31, 2005 and April 30, 2005, respectively	32,838	28,401
Additional paid in capital	13,363	13,080
Deferred compensation	(54)	(64)
Accumulated deficit	(41,100)	(35,862)
Total stockholders’ equity	6,246	9,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,609	$31,181

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 31,
	2005	2004
Revenues	$5,074	$2,285
Cost of revenues	5,218	2,587
Gross margin	(144)	(302)

Operating expenses:
Selling, general and administrative	2,732	1,346
Impairment loss on assets held for sale	398	—
Research and development	454	230
Total operating expenses	3,584	1,576

Operating loss	(3,728)	(1,878)

Other income (expense):
Amortization of debt issuance costs	(245)	—
Interest and other income	118	13
Interest expense	(1,317)	(19)
Foreign exchange	—	12
Total other income (expense), net	(1,444)	6
Loss before income taxes	(5,172)	(1,872)
Income tax benefit	—	—
NET LOSS	$(5,172)	$(1,872)

DIVIDENDS ON SERIES E CONVERTIBLE PREFERRED STOCK	$(66)	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,238)	$(1,872)

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders	$(.18)	$(.11)
Weighted average common shares used in computing per share information	28,468	16,852

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended July 31,
	2005	2004

Net cash used in operating activities	$(5,240)	$(2,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(725)	(240)
Acquisition of business, net of cash acquired	(2,495)	(49)
Cash used in investing activities	(3,220)	(289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(17)	(16)
Principal payments on borrowings	(193)	—
Proceeds from issuance of common stock	296	751
Preferred stock dividends	(66)	—
Cash provided by financing activities	20	735

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(8,440)	(1,895)
Cash and cash equivalents at beginning of period	21,206	3,691
Cash and cash equivalents at end of period	$12,766	$1,796

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$486	$24
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$—	$69
Accruals for property and equipment	$92	$281
Stock issued in connection with an acquisition	$1,292	$1,171

In the quarter ended July 31, 2005, we also issued 10,000 shares of common stock in a cashless exercise of a common stock warrant and issued 1,927,565 shares of common stock upon conversion of convertible preferred stock.

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of July 31, 2005, and for the three months ended July 31, 2005 and 2004, have been prepared on the same basis as the annual audited financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2005.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Accounting for Stock-Based Compensation

We account for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-based Compensation – Transition and Disclosure.  Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.  No stock-based employee compensation costs relating to options is reflected within our net loss as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant (though we have recognized expense for warrants granted to external parties for services).  We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended
	July 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(5,238)	$(1,872)
Add: stock-based compensation costs included in reported net loss, net of related tax effects	10	10
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(229)	(55)
Adjusted net loss	$(5,457)	$(1,917)

	Three Months Ended
	July 31,
	2005	2004
Net loss per share
Basic and diluted - as reported	$(.18)	$(.11)
Basic and diluted – adjusted	$(.19)	$(.11)

Net Income (Loss) Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period.  Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied.  Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of preferred stock or convertible debt (using the “if converted” method) and shares issuable upon the exercise of stock options and warrants (using the “treasury stock” method).  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

As of July 31, 2005, (a) a total of 7,968,157 outstanding stock options and common stock warrants, (b) 6,666 and 10,000 outstanding shares of Series A and E Convertible Preferred Stock, respectively, and (c) the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive.  As of July 31, 2004, (a) a total of 9,880,958 outstanding stock options and common stock warrants and (b) 500,308, 9,000 and 26,950 outstanding shares of Series A, C and D Convertible Preferred Stock, respectively, were excluded from the diluted net loss per share calculation, as the inclusion would be anti-dilutive.

During the three month period ended July 31, 2005, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2005	27,696,800
Conversion of preferred stock	1,927,565
Exercise of common stock warrants and options	293,000
Shares issued from employee stock purchase plan	7,809
Shares issued for acquisition of business	506,527
Balance as of July 31, 2005	30,431,701

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $4,437,000 for the three months ended July 31, 2005.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	July 31, 2005	April 30, 2005
Finished goods	$654	$565
Work in process	563	701
Materials and supplies	242	284
Total inventories	$1,459	$1,550

Property and equipment

Property and equipment consist of the following (in thousands):

	July 31, 2005	April 30, 2005
Office furniture and equipment	$286	$264
Production equipment	5,021	5,579
Leasehold improvements	396	396
Construction in process	1,043	814
	6,746	7,053
Accumulated depreciation and amortization	(1,731)	(1,464)
Total property and equipment	$5,015	$5,589

NOTE 4 –SEGMENT INFORMATION

We currently have three reportable segments: life sciences, homeland security and semiconductor materials and products.  Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications.  Our homeland security segment provides advanced security and investigative services and is currently developing certain trace and bulk detection technologies.  Our semiconductor materials and products segment manufactures and reclaims silicon wafers, sells SOI wafers and is involved in several research and development projects including silicon-28.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  The homeland security segment has been added as a reportable segment in the quarter ended July 31, 2005, due to the acquisition of Protection Plus Security Consultants, Inc. (“PPSC”) on May 16, 2005.  In prior periods, the homeland security operations did not meet the requirements for a reportable segment as defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information”.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment.

Information by segment is set forth below (in thousands):

	Three Months Ended
	July 31,
	2005	2004
Segment revenues from external sources:
Life sciences	$1,597	$1,951
Homeland security	2,672	—
Semiconductor materials and products	805	334
Total	$5,074	$2,285

Segment operating (loss) income:
Life sciences	$(149)	$164
Homeland security	(392)	—
Semiconductor materials and products	(2,054)	(1,040)
Reconciling amounts	(1,133)	(1,002)
Total	$(3,728)	$(1,878)

	July 31,	April 30,
	2005	2005
Total assets:
Life sciences	$2,684	$2,432
Homeland security	6,806	—
Semiconductor materials and products	6,403	6,356
Reconciling amounts	13,716	22,393
Total	$29,609	$31,181

NOTE 5 – ACQUISITION OF PROTECTION PLUS SECURITY CONSULTANTS, INC.

On May 16, 2005, we signed and completed an agreement to acquire PPSC, a New York City based corporation that primarily provides armed and unarmed security personnel.  It also provides electronic security systems, armed escort couriers, executive bodyguards, video/electronic surveillance, mobile vehicle patrols, special event security and VIP escorts. PPSC’s investigative solutions include communications security, eavesdropping/espionage countermeasures, industrial sabotage investigations, employment investigations and a range of forensic services such as voice and handwriting analysis, DNA testing and drug screening. Some of the services are provided on an outsourced basis.

We acquired all of the outstanding equity securities of PPSC for a total price of $3,792,000.  Of the purchase price, we paid $2,500,000 in cash and issued 506,527 shares of our restricted stock to the sellers.  The number of shares issued was based on $1,125,000 (per the stock purchase agreement) divided by the average closing bid price on the Nasdaq Small Cap Market on each of the ten consecutive trading days ending four business days prior to the closing ($2.22 per share).  The issued shares were then valued under purchase accounting using a measurement date of May 16, 2005, the day the acquisition was contractually agreed to and also consummated.  The closing bid price for our common stock on the Nasdaq Small Cap Market on the measurement date was $2.55 per share, yielding a valuation of the shares issued for the acquisition of $1,292,000.  We paid the purchase price to the two owners of PPSC, each of whom represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and without a view toward further distribution.  In addition, we paid $98,000 in legal and accounting fees and we have a receivable from the seller for $48,000.  These payments, net of the seller reimbursement, increased the effective purchase price that was allocated to the acquired tangible and intangible assets.

The stock is price protected for the benefit of the former owners of PPSC.  The price protection provision will provide a cash benefit to them if the as-defined market price of our common stock is less than $2.22 per share at the time they can first sell the shares (as defined, either due to their inclusion in an effective registration statement or pursuant to SEC Rule 144).  If the as-defined market price is less than $2.22 per share, we will be required to pay the former owners of PPSC the difference in cash.  There are no registration rights associated with the shares issued in the PPSC acquisition, although at our discretion we may include the shares in a future registration statement.

In conjunction with the acquisition of PPSC, we retained the services of both the former owners in an employment relationship.  PPSC will continue to lease premises partially owned by one of these individuals.   As such, the premises lease is with a related party.   The lease term is for the four-year period ended May 15, 2009.  Annual rent payments are $48,000 in each of the four years of the lease term.  Additionally, we will reimburse the landlord 80% of the costs incurred by the landlord for taxes, maintenance of common areas and fire and hazard insurance as well as the entire amount of the premium incurred for rental loss insurance.

The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  While we believe the purchase accounting associated with this transaction to essentially be complete, there is always the possibility that it may be subject to refinement.

Current assets	$1,454
Property and equipment	11
Intangible assets - customer base	431
Goodwill	3,593
Total assets acquired	5,489
Current liabilities	1,388
Long-term liabilities	259
Net assets acquired	$3,842

The $3,593,000 of goodwill was assigned to the homeland security segment and is expected to be deductible for tax purposes.  The $431,000 of intangible assets relates to the acquired customer base and will be amortized ratably over its estimated life of 3 years.  There was no in-process research and development acquired in this transaction.

The following table summarizes our results of operations for the three months ended July 31, 2005 and 2004, as if the acquisition PPSC had occurred on May 1, 2005 and 2004, respectively.  There have been no adjustments made to the historical results of PPSC.

	Three Months Ended	Three Months Ended
	July 31, 2005	July 31, 2004
Revenue	$5,588	$5,579
Net loss attributable to common stockholders	$(5,222)	$(1,598)
Net loss per share – basic and diluted	$(.18)	$(.09)

NOTE 6 –ASSETS HELD FOR SALE

During the first quarter of fiscal year 2006, management committed to a plan to sell specific production equipment in our semiconductor materials and product segment.  Based on ongoing analysis of the semiconductor operations, these assets were deemed to be excess equipment or incompatible with the future direction of the segment’s operations.  We have listed these assets for sale and are actively attempting to sell them.  Immediately prior to the decision to sell the assets, the equipment had a cumulative net book value of approximately $1,026,000.  Certain assets have been written down to their fair value, less selling costs, yielding an impairment loss on assets held for sale in the amount of $398,000.  The assets held for sale are now classified in current assets at the lower of their book value or fair value, less selling costs, in the cumulative amount of $628,000.

NOTE 7 – EQUITY

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

Convertible Preferred Stock

On May 19, 2005, the remaining 800 shares of Series D Convertible Preferred Stock (“Series D Stock”) were converted into 72,727 shares of common stock.  As a result, as of July 31, 2005, there were zero shares of Series D Stock outstanding.

On July 27, 2005, 23,000 shares of Series E Convertible Preferred Stock (“Series E Stock”) were converted into 1,854,838 shares of common stock.  As a result, as of July 31, 2005, there were 10,000 shares of Series E Stock outstanding.

Class B and C Warrants

On June 17, 2005, we extended the expiration date of the Class B and C Warrants from December 31, 2005, to December 29, 2006, via an amendment to the warrant agreements.   There were no other changes made to the terms and conditions of the warrant agreements.  The holders of these warrants were unable to exchange the warrants for registered shares of our common stock between October 2004 (at which time the underlying registration statement was no longer current) and August 24, 2005 (at which time a post-effective amendment to the registration statement gained effectiveness).  In October 2004, we originally attempted to file a post-effective amendment to the respective registration statement, but we were unable to do so because our former auditor, Grant Thornton LLP, was unwilling to consent to the inclusion of its report on our April 30, 2004 and 2003, financial statements in the post-effective amendment.  In the quarter ended July 31, 2005, we recorded a non-cash operating expense in the statement of operations in the amount of approximately $297,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2005, we had commitments outstanding for capital expenditures of approximately $92,000.

On March 25, 2005, Prime International Equities, LLC (“the Plaintiff”) filed a complaint against us in the United States District Court for the District of Colorado (Civil Case No. 05-F-562 (BNB).  In that complaint, the Plaintiff alleged (among other things) that it holds outstanding Class B common stock warrants that are subject to our amended and restated warrant agreements.  The Plaintiff alleged that we failed to use our best efforts to keep effective a federal registration statement covering various of our securities.  The Plaintiff also alleged that our failure to so use our best efforts impaired the Plaintiff’s ability to exercise certain warrants it owns and to receive shares of our stock.  The Plaintiff further alleged that if the Plaintiff’s warrants are not exercised, they would expire by their terms at the end of 2005 and the Plaintiff would lose the ability to become an owner of our shares pursuant to the warrants. (As noted above, the expiration date of the warrants has been extended from December 31, 2005, to December 29, 2006, and we have obtained effectiveness of the registration statement required for the exercise of the Class B and Class C warrants).  The Plaintiff further alleged that our continued failure to so use its best efforts has caused the Plaintiff to suffer substantial damages allegedly in excess of our financial ability to compensate the Plaintiff, although the Plaintiff fails to quantify its damages allegation.  The Plaintiff requested specific performance (which was completed on August 24, 2005) and damages.  We answered the complaint filed against us by Prime International Equities, LLC on April 29, 2005, denying the material allegations of the complaint.  We intend to vigorously contest any liability.  Neither party has completed any substantial discovery, and, as a result, it is not possible to predict the likelihood of a favorable or unfavorable result.

Currently the trial is scheduled to be held in November 2006.  Legal costs related to litigation contingencies are being expensed as incurred.

NOTE 9 -  RELATED PARTY TRANSACTIONS

We hold an 8% ownership interest in Institut fur Umwelttechnologien GmbH (“IUT”), an entity located in Germany.  In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years.  The work is to be funded in steps and is based upon the completion of various milestones, as defined.  We have no obligation to fund any work under this agreement unless we have approved such effort.  We funded approximately $200,000 under this agreement during the three months ended July 31, 2005 (and a total of $830,000 since entering into the agreement in June 2004).  All funded amounts have been included as research and development in the consolidated statement of operations.  Additionally, IUT produces carbon-14 precursors for us that we resell in the market place.  Total net purchases from IUT for this product during the three months ended July 31, 2005 and 2004, were $162,122 and $180,609, respectively.

NOTE 10 - SUBSEQUENT EVENTS

On August 9, 2005, we elected to redeem the remaining 6,666 outstanding shares of the Series A Convertible Preferred Stock (“Series A Stock”).  The Series A Stock originally consisted of 1,850,000 shares issued with a liquidation preference of $1.50 per share.  The conversion rate is $0.75 per share, and, as a result, each share of the Series A Stock is convertible into two shares of common stock.  The remaining shares of the Series A Stock will be redeemed on the redemption date (September 30, 2005).  On or after the redemption date, the holders of the Series A Stock shall be entitled to receive $1.50 for each share of the Series A Stock held and will no longer be able to convert the shares.  Further, on the redemption date the rights and preferences associated with the Series A Stock will be terminated.  Prior to the redemption date, any holder of the Series A Stock may convert his or her Series A Stock to common stock if we receive a notice of conversion before the redemption date.

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

General Discussion

Founded in 1992, we are an advanced materials and technology company focusing on the supply of isotopes for life sciences and health-care applications, homeland security and the manufacturing and reclamation of silicon wafers and the manufacturing of silicon-on-insulator (“SOI”) wafers to the semiconductor industry.

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

At the present time, our life sciences division is being adversely affected by increased domestic and international competition.  The oxygen-18 market continues to be dynamic and volatile.  Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product.  The market is currently in a surplus state and we expect it to be so for several years to come.  Prices have declined 50% from highs of approximately two years ago and additional price erosion may be expected.  Our average selling price for oxygen-18 in our first quarter of fiscal year 2006 has remained consistent with that received during our previous quarter, the fourth quarter of fiscal year 2005.  Compounding this problem, our production partner’s current economics and operations are optimized for production that does not utilize used or recycled water.  We currently have a significant supply of used water (valued at approximately $532,000 as compared to $660,000 at April 30, 2005) but we have developed a plan with our production partner that will allow us to utilize this inventory in future production over the next twelve months.  In the meantime, as our current contracts with our customers expire, we are no longer offering our customers the option of recycling their used oxygen-18.  While this new policy will allow us to gradually decrease the used water in our inventory, this approach does bear some commercial risk as one of our large competitors continues to offer a recycling option to customers.  Consequently, our inability to recycle oxygen-18 in the form of water may place us at a competitive disadvantage as compared to those producers who continue to recycle used water.  In an attempt to offset the degradation of the oxygen-18 market, we are expanding into other areas, such as actinium-225 and indium-111.  While we don’t expect these to contribute materially to our revenues in fiscal year 2006, this expansion is indicative of our business goals.

In October 2004, we formed a new subsidiary, Isonics Homeland Security and Defense Corporation (“HSDC”), to focus and consolidate our efforts in the homeland security sector.  These efforts include entry into the security market discussed below as well as the acquisition and development of certain trace and bulk detection technology that can be used to detect various types of explosives.  Utilizing the acquired and developed technology, we have developed a hand-held explosive detection device named “NeutroTestTM.”   We had earlier projected that we expected to have a NeutroTestTM product available for international sales in late second calendar quarter and for United States sales in the third calendar quarter of 2005, respectively.  As expected, we completed the sale of two, first-generation units to a German entity in June 2005.  Feedback on the performance of these two units has been positive and has also included product enhancement recommendations.  We have taken the feedback from our initial international sales of the first-generation NeutroTestTM and have implemented them into of our second-generation units, which will be offered for sale in the domestic marketplace.  Our marketing plan for the second-generation NeutroTestTM product includes targeting a limited, select group of potential United States based customers for participation in field trials to demonstrate the value of NeutroTestTM.  The development of second-generation functionality, implementation of the domestic marketing plan and addressing existing regulatory requirements have been the focus of activities in the calendar third quarter of 2005.  In the calendar fourth quarter of 2005, we will continue to implement the domestic marketing plan and aggressively pursue domestic sales of our second-generation NeutroTestTM products.

In May 2005, our homeland security segment acquired PPSC, a provider of a wide range of security-related services, including armed escort personnel, electronic security systems, mobile vehicle controls, forensic analysis, communications security and other security expertise.  Since the effective date of the acquisition, PPSC has delivered significant revenue as well as net income to the homeland security segment of our business.  Further, we believe that the acquisition of PPSC provides us with a deep source of knowledge and contacts within the homeland security space and that it is capable of providing key insight for the development of our next-generation products along with successful marketing and sales processes.

In August 2005, PPSC secured over approximately $4,800,000 in cumulative new contracts for six private sector customers for security services to be performed throughout the United States.  The contract terms range from one to three years in length and expected incremental revenue for fiscal year 2006 is approximately $1,200,000.  Further, though currently PPSC does not have government service contracts, in July 2005 PPSC was awarded a GSA federal supply schedule under which PPSC can and has begun to pursue government service contracts.  While we believe that we will be successful in acquiring government service contracts in fiscal year 2006, we can offer no assurance that we will be able to do so.  Current PPSC business integration, customer retention and customer expansion is on pace with our integration plan.

Our semiconductor operations, based in Vancouver, Washington continue to be problematic as a result of our June 2004 acquisition of the business and assets of Encompass Materials Group, Ltd. (“EMG”).   After incurring integration costs which proved to be more expensive and longer term than anticipated, the revenues continue to be significantly less than the historical run rates at EMG which we had expected to maintain.  As a result, we continue to generate significant negative gross margins and have incurred an operating loss of $2,054,000 in the segment for the first quarter of our fiscal year 2006.

In an effort to reduce the operating losses in our semiconductor operations, in April 2005 we began the process to realign our business whereby we plan to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter large-diameter and silicon-on-insulator (“SOI”) products.  The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are substantially greater than those associated with the small diameter market.  While it was not necessarily reflected in the operating results, we made significant progress during the quarter ended July 31, 2005, as we recorded our first 300-millimeter sale in May 2005 and revenues have increased monthly through August 2005.  In addition we have gained several new customers and are in the process of qualifying our product at others.

We continue to monitor the situation closely and, while we believe that our realignment of the business greatly enhances our chances to reach profitability in the future, the process will take time and, as a result, we may not see a significant positive impact in the financial results until our third quarter of fiscal year 2006 (if ever).

As a result of the realignment of the semiconductor operations, we committed to a plan to sell certain production equipment that was no longer necessary under the new business plan.  As a result, we incurred an impairment charge of $398,000 related to this equipment, which has been included in the operating losses discussed above.

Our revenues in the future will depend on our success in developing and selling products in the semiconductor, homeland security and stable and radioactive isotope markets.  Our profitability will be dependent upon our ability to manage our costs and to increase our revenues in all of our business segments.  However, we can offer no assurance that we will be able to increase our revenue or our profitability.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended
	July 31,
	2005	2004

Revenues	100.0%	100.0%
Cost of revenues	102.8	113.2
Gross margin	(2.8)	(13.2)

Operating expenses:
Selling, general and administrative	53.8	58.9
Impairment loss on assets held for sale	7.8	—
Research and development	9.0	10.1
Total operating expenses	70.6	69.0
Operating loss	(73.4)	(82.2)

Other income (expense), net	(28.5)	.3
Loss before income taxes	(101.9)	(81.9)
Income tax expense	—	—
NET LOSS	(101.9)%	(81.9)%

Revenues

Revenues increased the three months ended July 31, 2005, as compared to the same period of our prior fiscal year.  Revenues from both our semiconductor materials and products and homeland security segments did reflect an increase during this period as compared to revenues from our life sciences segment which reflected a decrease, as described in the following table:

	Three months ended July 31,
	2005	2004
Life sciences:
Domestic	$1,048,000	$1,248,000
International	549,000	703,000
Total life sciences	1,597,000	1,951,000
Homeland security	2,672,000	—
Semiconductor materials and products	805,000	334,000
Total	$5,074,000	$2,285,000

As a result of the acquisition of PPSC, we have significantly increased our revenues during the three months ended July 31, 2005, and thus we significantly decreased our reliance on a few customers for a significant portion of our revenues.  During the three months ended July 31, 2005, one customer comprised approximately 19% of revenue as compared to the three months ended July 3, 2004, where two customers accounted for 24% and 18% of revenue, respectively.  However, significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products or services ordered from us.

The decrease in revenues from domestic isotope product sales for the three months ended July 31, 2005, was primarily the result of a significant decrease in the unit price of our main isotope sold domestically, oxygen-18, which was partially offset by an increase in volume.  As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than any continuing decreases that may occur in the future market price for that product.  The market for oxygen-18 in the United States is continuing to expand and we continue to actively bid to become the supplier for additional customers. While we believe that we will be successful in increasing our gross revenues and margin in sales of oxygen-18 in the future, we can offer no assurance that we will be able to do so in the face of the domestic and international competition in this market.

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

In January 2005 we commenced supplying limited quantities of actinium-225 for testing purposes.  Actinium-225 is a radioisotope that is believed to be valuable in the treatment of certain cancers.  Assuming our Russian business partners reach target production levels during fiscal year 2006, we believe that we will be able to nearly double the world’s supply of actinium-225 by the end of calendar 2006 to the extent required by the market.  Our first quarter of fiscal year 2006 included minimal sales of actinium-225.  In June 2005, we entered into an agreement with Central Radiopharmaceutical Services, Inc. of Buffalo, New York (“CRS”) for the joint production and marketing of certain radioisotopes with the first expected to be indium-111.  While the projected revenues for these two radioisotopes are expected to be minimal (less than $300,000) for fiscal year 2006, we believe these to be important first steps in our effort to extend our distribution operations to provide more value-added products and to increase our share of the domestic radioisotope market to a meaningful number.  We can, however, offer no assurance that we will be able to do so.

The decrease in revenues from international isotope product sales, for the three months ended July 31, 2005, was primarily due to the decrease in sales of radioisotopes.  In general, our German subsidiary has had difficulty entering the oxygen-18 market in Europe as many of its potential customers are under long-term supply contracts with their current suppliers and the market is relatively flat (unlike the United States where the volume of sales, although not the per-unit price, is growing at a significant rate).  As a result, we must wait until our potential customers’ current supply agreements terminate before we will be able to bid on new supply contracts.  Our ability to significantly increase the revenues in our German subsidiary (and ultimately its gross margin) is directly related to how successful we can be in gaining market share in the European oxygen-18 market.   In the first quarter of fiscal year 2006, European sales of oxygen-18 have not been material.  As such, while we anticipate that we will continue to obtain European oxygen-18 customers in fiscal year 2006, the process is expected to be slow and we cannot provide any assurance that we will be able to do so.

The increase in revenues from homeland security sales for the three months ended July 31, 2005, was almost entirely due to the purchase of PPSC in May 2005.  On a pro forma basis, assuming the acquisition of PPSC had occurred on May 1, 2005, homeland security revenue for the three months ended July 31, 2005, would have been approximately $3,186,000.  While we anticipate that we will continue to grow revenue in the homeland security segment through securing new security contracts in our PPSC subsidiary, retaining existing customers under contract currently with PPSC and by increasing our sales of detection technology, we cannot provide any assurance that we will be able to do so.

The increase in revenues from semiconductor materials and products sales for the three months ended July 31, 2005, was primarily due to the additional revenues generated from the business and assets acquired from EMG in June 2004.  The three months ended July 31, 2004, includes revenues and operating results from that business for only approximately 45 days during the quarter as compared to a full quarter for 2006.  On a pro forma basis, assuming acquisition of the business and assets of EMG on May 1, 2004, the revenue increase from the first quarter of fiscal year 2005 to the corresponding quarter of fiscal year 2006 would be approximately $100,000.  Though not yet significant in total, revenues for the three months ended July 31, 2005, includes the initial sales from our new and growing 300mm test and reclaim wafer business as well as sales from our growing SOI wafer business.    Though our ability to integrate the business and assets of EMG and successfully operate the consolidated semiconductor operations has been problematic to date, we are in the process of realigning our business to focus mainly on the growing market of higher margin 300-millimeter large-diameter and SOI products.  While we believe that expanded focus on these markets will allow us to ultimately increase revenues in the future, we can provide no assurance that we will be able to do so.

While we continue to move forward with our development program and to pursue the establishment of a low cost supply of silicon-28, we did not receive significant revenues in our 2004 or 2005 fiscal years or in the three months ended July 31, 2005, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers.  Therefore we do not anticipate significant proceeds from silicon-28 product sales during fiscal year 2006, although we could respond to customer demand in a relatively short time frame.  Our goal ultimately is to produce bulk silicon-28 wafers at an acceptable cost, which will produce the maximum benefits to the end user.  The costs associated with maintaining this program are not significant.

Gross Margin

Our gross margin increased during the three months ended July 31, 2005, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended July 31,
	2005	2004
Dollar amount	$(144,000)	$(302,000)
Percent of revenues	(2.8)%	(13.2)%

The increase in gross margin is due mainly to the impact of PPSC’s operations, which were acquired in May 2005.  In addition, the life sciences segment also contributed positive gross margin, with such gross margin as a percentage of revenue approximating that experienced in our first quarter of fiscal year 2004.  The positive gross margin related to these two segments was offset by continued negative gross margin in our semiconductor materials and products segment.

On a dollar basis, gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing.  Our ability to positively impact consolidated gross margin will in a large part be dependent on our ability to grow sales in our 300-millimeter large diameter and SOI products.  With the realignment of our business to focus on the higher margin 300-millimeter large diameter and SOI products, we believe that we have greatly enhanced our ability to increase our sales and related gross margin in these areas.  As such, we anticipate that the gross margin from sales of semiconductor and materials and products (both in dollar value and as a percentage of revenues) will increase over time, though we can offer no assurance that the gross margin increase will occur.

On a percentage basis, in general we anticipate that the gross margin percentage in our homeland security and life sciences segments will remain relatively stable, subject to any unexpected fluctuations in isotope pricing.  The gross margin percentage in the semiconductor operations is highly dependent on generating sufficient revenue to cover our cost of sales.  As such, the gross margin percentage for the semiconductor segment may be volatile based upon revenue growth achieved, if any.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a dollar amount increased during the three months ended July 31, 2005, as compared to the same period of our prior fiscal year, though they decreased on a percentage of revenues basis as reflected in the following table:

	Three months ended July 31,
	2005	2004
Dollar amount	$2,732,000	$1,346,000
Percent of revenues	53.8%	58.9%

The dollar increase in selling, general and administrative expenses for the three months ended July 31, 2005, is attributable to a combination of factors, including:

•      approximately $600,000 directly related to the addition of PPSC’s operations in May 2005;

•      a noncash charge in the amount of $297,000 related to the extension of the expiration dates of the Class B and C warrants;

•      approximately $200,000 due to the inclusion of a full quarter of semiconductor operations inclusive of the business and assets acquired from EMG (such operations were included for only 45 days of the first quarter of fiscal year 2004);

•      approximately $150,000 due to the increase in staffing and operations in the homeland security segment;

•      approximately $100,000 due to increased legal and accounting fees related to the filing of two registration statements during the quarter and to the reaudit of the fiscal year 2004 financial statements required due to Grant Thornton’s unwillingness to consent to the inclusion of its report for that fiscal year.

The percentage decrease is due primarily to the acquisition of PPSC in May 2005, which increased revenue and also included selling, general and administrative expense at a lower percentage of related revenue than the percentage of revenue in the related existing operations.

We anticipate that we will increase our selling, general and administrative expenses during the remainder of fiscal year 2006 through anticipated increased marketing efforts for our homeland security and semiconductor materials and products segments.  There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Impairment Loss on Assets Held for Sale

Our impairment loss on assets held for sale increased during the three months ended July 31, 2005, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months ended July 31,
	2005	2004
Dollar amount	$398,000	—
Percent of revenues	7.8%	—

The increase for the three months ended July 31, 2005, resulted from operational decisions made related to the ongoing review and improvements underway in our semiconductor materials and products segment.  As part of this ongoing review and resulting operational changes, certain equipment was identified as excessive for our planned future operations.  As a result, certain of the identified equipment whose book value exceeded estimated net realizable were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $398,000.  We expect that the equipment will be sold within the upcoming twelve months.

Research and Development Expenses

Our research and development expenses increased on a dollar basis during the three months ended July 31, 2005, as compared to the same period of our prior fiscal year, though there was a decrease as a percentage of revenues basis as reflected in the following table:

	Three months ended July 31,
	2005	2004
Dollar amount	$454,000	$230,000
Percent of revenues	9.0%	10.1%

The dollar increase for the three months ended July 31, 2005, is primarily related to an increase in research and development expenses associated with our trace and bulk detection technology.  Consistent with our product development strategy, we are seeking to identify and evaluate new products in the homeland security segment as well as to bring existing technologies, such as NeutroTestTM, to a production-ready state.  The majority of this research and development is being performed by IUT.  In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years.  The work is to be funded in steps and is based upon the completion of various milestones, as defined.  We have no obligation to fund any work under this agreement unless we have approved such effort.  We funded approximately $200,000 under this agreement during the three months ended July 31, 2005 (as compared to $100,000 in the three months ended July 31, 2004, and a total of $830,000 since entering into the agreement in June 2004).  Additionally, we continue to negotiate with the other shareholders of IUT about a potential acquisition of the outstanding shares not held by us.

We cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

We believe that the development and introduction of new product applications is critical to our future success.  We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services.  It is likely that research and development expenditures will continue to vary as a percentage of revenues because of the timing and amount of future revenues. Except for work being performed on our semiconductor products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  All other research and development work is performed by outside entities, none of which we control (however, we have entered into a letter of intent to acquire IUT and if the acquisition is completed, we would own and control IUT at that point).  None of the companies that currently perform research and development work for us does so on an exclusive basis.

Other Income (Expense), net

Other Income (Expense), net decreased during the three months ended July 31, 2005, as compared to the same period of our prior fiscal year as reflected in the following table:

	Three months ended July 31,
	2005	2004
Dollar amount	$(1,444,000)	$6,000

The decrease for the three months ended July 31, 2005, resulted primarily from interest charges and amortization of debt issuance costs related to our convertible debentures issued in February 2005.  Included in the amount for the three months ended July 31, 2005, is a noncash interest charge of approximately $830,000 related to the amortization of the debt discount on the convertible debentures.  Also included is interest income in the amount of $118,000 that partially offsets the cash and noncash interest expense. We expect that our other expenses will remain at the same level or increase until either principal repayments on the convertible debentures commence in March 2006 or until the convertible debentures are converted, if ever, to common stock.

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

Net Loss

Our net loss increased during the three months ended July 31, 2005, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended July 31
	2005	2004
Dollar amount	$(5,172,000)	$(1,872,000)

We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.  Further, the revenue increases must increase faster then any increases in operating and research and development expenses.  We expect that our net loss will continue during at least the short term as we continue to pursue new revenue streams in our semiconductor materials and products business and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business segment, including the commercialization of the NeutroTestTM technology.

We anticipate that our operations during the remainder of fiscal year 2006 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

Our working capital and liquidity decreased by approximately 60% during the three months ended July 31, 2005.  Working capital decreased $10,885,000, to $7,106,000 at July 31, 2005, from $17,991,000, at April 30, 2005.   The decrease in working capital is due to a combination of factors, including:

•     approximately $5,300,000 due to an increase in the current portion of the convertible debentures (which are payable at our option in cash or common stock, assuming all contractual requirements for payment in common stock are met);

•     approximately $3,000,000 consumed in operating activities (calculated as $5,200,000 of cash used in operating activities, netted down by $2,200,000 of the cash impact of changes in other current assets or liabilities included in that $5,200,000 total usage);

•     approximately $2,500,000 of cash paid as part of the acquisition of PPSC;

•     approximately $700,000 expended on purchases of fixed assets;

•     an offsetting amount of approximately $600,000 related to assets held for sale that were reclassed to current assets from property and equipment.

Our principal source of funding for the three months ended July 31, 2005, was from the existing cash balance at April 30, 2005, which amounted to approximately $21,000,000 derived from our convertible debenture offering completed in February 2005.  Our principal source of funding for the three months ended July 31, 2004, was from the exercise of common stock options and warrants ($751,000 as compared to $296,000 during the comparable period of fiscal year 2006).

We used cash in operating activities of $5,240,000 and $2,341,000 during the three months ended July 31, 2005 and 2004, respectively.  Cash used in operating activities for the three months ended July 31, 2005 and 2004 was principally the result of our ongoing business activities that resulted in a net loss attributable to common stockholders of $5,238,000 and $1,872,000, respectively.

Our investing activities used cash of $3,220,000 and $289,000 for the three months ended July 31, 2005 and 2004, respectively.  Cash used in investing activities for the three months ended July 31, 2005, consisted primarily of the purchase of PPSC in May 2005 (for which we paid $2.5 million in cash and issued 506,527 shares of our restricted stock at an agreed valuation of $1.125 million ($2.22 per share), and paid $98,000 in legal and accounting fees), along with a lesser amount expended on additions of property and equipment.  Our investing expenditures during the first three months of our 2005 fiscal year are comprised primarily of purchases of property and equipment.

Financing activities provided cash of $20,000 and $735,000 for the three months ended July 31, 2005 and 2004, respectively.  Cash provided by financing activities for the three months ended July 31, 2005, resulted primarily from the exercise of common stock options and warrants ($296,000) which was offset primarily by debt repayments and dividend payments on our outstanding Series E Stock.  Cash provided by financing activities for the three months ended July 31, 2004, resulted primarily from the exercise of common stock warrants.

At July 31, 2005, we had $12,766,000 of cash and cash equivalents, a decrease of  $8,440,000, compared to $21,206,000, at April 30, 2005.  We anticipate that our cash and cash equivalents, as well as our available working capital, will continue to decrease as we continue to use cash in operations and investing activities, and until (if ever) we achieve positive cash flow from our operations – dependent on our ability to increase our revenues significantly and to maintain control over our expenses.

There are provisions associated with the Series A Stock that, if triggered, would reduce the current conversion price and effectively allow the preferred shares to convert to common stock at a more favorable ratio.  The Series A Convertible Preferred Stock is convertible at two shares of common stock for each share of Series A Convertible Preferred Stock outstanding.  As of July 31, 2005, there were 6,666 shares of Series A Convertible Preferred Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio.  In August 2005, we called these shares for redemption.  If such shares are not converted into common stock, these shares will be redeemed (and no longer outstanding) as of September 30, 2005.

Effective June 17, 2005 the expiration date of our Class B and C warrants was extended from December 31, 2005, to December 29, 2006.  There were no other changes in the terms or conditions of the warrants.

As of July 31, 2005, we had commitments outstanding for capital expenditures of approximately $77,000.

Historically and to the present, our working capital and our ability to finance our operations have been primarily dependent on financing received from accredited investors.  In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, research and development, and investing activities. We do not expect working capital to increase from activities other than our financing activities or until (if ever) we are able to increase our revenues to exceed our cash out-flows (assuming we are able to increase our revenues).  However, as of July 31, 2005, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow through our 2006 fiscal year.

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

Contractual Cash Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-KSB for the year ended April 30, 2005.

Off-Balance Sheet Arrangements

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-KSB for the year ended April 30, 2005.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  We have goodwill in the amount of $3,593,000 on our balance sheet as of July 31, 2005, related to the acquisition of PPSC in May 2005.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $632,000 on our balance sheet as of July 31, 2005, comprised of our trace and bulk detection technology acquired in December 2002, customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

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

Part II: Other Information

Item 1:  Legal Proceedings

See the description of the litigation brought by Prime International Equities, LLC above in Note 8 to the financial statements in Part I.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Acquisition of PPSC

On May 16, 2005, we issued 506,527 shares of our restricted common stock to the former shareholders of PPSC as partial consideration for the completion of the transaction described above.  The shareholders represented that they were accredited investors.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)                                 The transaction was completed effective May 16, 2005.

(b)                                There was no placement agent or underwriter for the transaction.

(c)                                 The shares were not sold for cash.  The shares were issued in partial consideration for the purchase by our wholly-owned subsidiary of the business described above.  At the time the number of shares was calculated, the market price of our stock was approximately $2.22 per share.

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

(f)                                   We received no cash proceeds from the issuance of the shares.

Warrant Issuance to Former Employee

On August 28, 2005, we resolved an employment dispute with a former employer by issuing to him a warrant, exercisable through July 31, 2006, to purchase 1,000 shares of our restricted common stock for $3.25 per share. The following sets forth the information required by Item 701 in connection with that transaction:

(a)                                 The transaction was completed effective August 28, 2005.

(b)                                There was no placement agent or underwriter for the transaction.

(c)                                 The warrant was not issued for cash, but in settlement of an employment dispute.

(d)                                We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction.  We did not engage in any public advertising or general solicitation in connection with this transaction.  The warrant recipient represented that he was an accredited investor, and we received an opinion from his counsel that the transaction was exempt under federal and applicable state law.  We provided the accredited investor with disclosure of all aspects of our business, including providing the accredited investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding Isonics it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)                                 The warrant is exercisable to purchase shares of our common stock at $3.25 per share through July 31, 2006.

(f)                                   We received no cash proceeds from the warrant grant.

Exercise of Common Stock Warrants

During the three months ended July 31, 2005, we issued 160,000 shares of common stock as a result of the exercise of common stock warrants.  The following sets forth the information required by Item 701 in connection with these transactions:

(a)                                 The transactions were completed during the three months ended July 31, 2005.

(b)                                There was no placement agent or underwriter for the transactions.

(c)                                 The total amount we received from the cash exercises during the three months ended July 31, 2005, was $187,500.  Certain warrant holders completed cashless exercises.

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

Conversion of Preferred Stock

During the three months ended July 31, 2005, (1) a holder of our Series D Stock (an accredited investor) converted 800 shares of Series D Stock into 72,727 shares of common stock and (2) a holder of our Series E Stock (an accredited investor) converted 23,000 shares of Series D Stock into 1,854,838 shares of common stock.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)                                 The transactions were completed during the three months ended July 31, 2005.

(b)                                There was no placement agent or underwriter for the transactions.

(c)                                 The shares were not sold for cash.  The shares of common stock were issued in exchange for (and in conversion of) outstanding shares of Series D Stock and Series E Stock, respectively.

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

(e)                                 The common stock issued in these transactions is not convertible or exchangeable.  No warrants were issued in these transactions.  The underlying shares of common stock are included in a currently effective registration statement – shares underlying Series D stock in SEC file no. 333-114521 and shares underlying Series E stock in SEC file no. 333-126231.

(f)                                   We received no cash proceeds from the issuance of the shares of common stock.

Item 6: Exhibits

 Exhibits.

31. Certification pursuant to Sarbanes-Oxley Section 302

32. Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 13th day of September 2005.

Isonics Corporation
(Registrant)

By	/s/James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/John Sakys
John Sakys
Chief Accounting Officer and Chief Financial Officer