Form 10QSB
period 2005-10-31
ISONICS CORP
filed 2005-12-15
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2005

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

The number of shares outstanding of the registrant’s Common Stock, no par value, was 32,498,024 at December 14, 2005.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

Isonics Corporation and Subsidiaries

TABLE OF CONTENTS

FORM 10-QSB

Part I:	Financial Information

	Item 1:	Financial Statements

Condensed Consolidated Balance Sheets as of October 31, 2005 and April 30, 2005
Condensed Consolidated Statements of Operations for the Three and Six Month Periods Ended October 31, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended October 31, 2005 and 2004
Notes to Condensed Consolidated Financial Statements

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3:	Controls and Procedures

Part II:	Other Information

	Item 1:	Legal Proceedings

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 6:	Exhibits

Signatures

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	October 31, 2005	April 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$9,559	$21,206
Accounts receivable (net of allowances of $74 and $59, respectively)	2,745	935
Inventories	1,456	1,550
Prepaid expenses and other current assets	1,806	153
Assets held for sale	628	—
Total current assets	16,194	23,844

LONG-TERM ASSETS:
Property and equipment, net	4,970	5,589
Goodwill	3,593	—
Intangible assets, net	585	241
Other assets	1,004	1,507
Total long-term assets	10,152	7,337

TOTAL ASSETS	$26,346	$31,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	October 31, 2005	April 30, 2005
CURRENT LIABILITIES:
Accounts payable	$1,306	$1,079
Accrued liabilities	1,458	1,033
Current portion of obligation under capital lease	16	44
Current portion of notes payable	813	672
Current portion of convertible debentures, net of discount	13,574	3,025
Total current liabilities	17,167	5,853

Obligations under capital lease, net of current portion	44	47
Notes payable, net of current portion	499	653
Convertible debentures, net of current portion and of discount	6,199	15,040

TOTAL LIABILITIES	23,909	21,593

STOCKHOLDERS’ EQUITY:
Preferred Stock; shares authorized: October 31, 2005-7,582,050; April 30, 2005-7,622,516
Series A Convertible Preferred Stock—no par value; zero and 6,666 shares issued and outstanding on October 31, 2005 and April 30, 2005, respectively; zero and $10 liquidation preference on October 31, 2005 and April 30, 2005, respectively	—	5
Series D Convertible Preferred Stock—no par value; zero and 800 shares issued and outstanding on October 31, 2005 and April 30, 2005, respectively; zero and $80 liquidation preference on October 31, 2005 and April 30, 2005, respectively	—	90
Series E Convertible Preferred Stock—no par value; zero and 33,000 shares issued and outstanding on October 31, 2005 and April 30, 2005, respectively; zero and $3,300 liquidation preference on October 31, 2005 and April 30, 2005, respectively	—	3,938
Common stock—no par value; shares authorized: October 31, 2005-75,000,000; April 30, 2005-40,000,000; 31,932,879 and 27,696,800 shares issued and outstanding on October 31, 2005 and April 30, 2005, respectively	35,171	28,401
Additional paid in capital	13,697	13,080
Deferred compensation	(44)	(64)
Accumulated deficit	(46,387)	(35,862)
Total stockholders’ equity	2,437	9,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,346	$31,181

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues	$5,832	$3,065	$10,906	$5,350
Cost of revenues	5,763	3,907	10,981	6,494
Gross margin	69	(842)	(75)	(1,144)

Operating expenses:
Selling, general and administrative	2,987	1,475	5,719	2,821
Impairment loss on assets held for sale	—	—	398	—
Research and development	757	138	1,211	368
Total operating expenses	3,744	1,613	7,328	3,189

Operating loss	(3,675)	(2,455)	(7,403)	(4,333)

Other income (expense):
Amortization of debt issuance costs	(256)	—	(501)	—
Interest and other income	93	12	211	25
Interest expense	(1,408)	(30)	(2,725)	(49)
Foreign exchange	(6)	5	(6)	17
Total other expense, net	(1,577)	(13)	(3,021)	(7)
Loss before income taxes	(5,252)	(2,468)	(10,424)	(4,340)
Income tax expense	—	—	—	—
NET LOSS	$(5,252)	$(2,468)	$(10,424)	$(4,340)

DEEMED DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$—	$(1,206)	$—	$(1,206)

DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$(35)	$—	$(101)	$—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,287)	$(3,674)	$(10,525)	$(5,546)

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders	$(.17)	$(.20)	$(.35)	$(.31)
Weighted average common shares used in computing per share information	30,867	18,746	29,667	17,799

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31,
	2005	2004

Net cash used in operating activities	$(8,428)	$(4,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,165)	(517)
Acquisition of business, net of cash acquired	(2,460)	(49)
Cash used in investing activities	(3,625)	(566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(35)	(31)
Principal payments on borrowings	(388)	(53)
Proceeds from issuance of common stock	930	5,479
Proceeds from issuance of preferred stock	—	3,069
Preferred stock dividends	(101)	—
Cash provided by financing activities	406	8,464

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,647)	2,933
Cash and cash equivalents at beginning of period	21,206	3,691
Cash and cash equivalents at end of period	$9,559	$6,624

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$507	$41
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$—	$69
Accruals for property and equipment	$—	$1,542
Stock issued in connection with an acquisition	$1,292	$1,171

During the six months ended October 31, 2005, we also issued 10,000 shares of common stock in a cashless exercise of a common stock warrant and issued 2,734,017 shares of common stock upon conversion of convertible preferred stock.

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of October 31, 2005, and for the three and six months ended October 31, 2005 and 2004, have been prepared on the same basis as the annual audited financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2005.

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

The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(5,287)	$(3,674)	$(10,525)	$(5,546)
Add: stock-based compensation costs included in reported net loss, net of related tax effects	10	10	20	20
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(362)	(103)	(591)	(158)
Adjusted net loss attributable to common stockholders	$(5,639)	$(3,767)	$(11,096)	$(5,684)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Net loss per share attributable to common stockholders
Basic and diluted – as reported	$(.17)	$(.20)	$(.35)	$(.31)
Basic and diluted – adjusted	$(.18)	$(.20)	$(.37)	$(.32)

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

As of October 31, 2005, (a) a total of 8,268,442 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive.  As of October 31, 2004, (a) a total of 7,371,458 outstanding stock options and common stock warrants and (b) 6,666, 5,000 and 33,000 outstanding shares of Series A, D and E Convertible Preferred Stock, respectively, were excluded from the diluted net loss per share calculation, as the inclusion would be anti-dilutive.

During the six month period ended October 31, 2005, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2005	27,696,800
Conversion of preferred stock	2,734,017
Exercise of common stock warrants and options	787,126
Shares issued from employee stock purchase plan	7,809
Shares issued in payment of interest on convertible debentures	200,600
Shares issued for acquisition of business	506,527
Balance as of October 31, 2005	31,932,879

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $6,770,000 for the six months ended October 31, 2005.

New Accounting Standards

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”).  The EITF consensus noted that for the purpose of applying SFAS No. 109, Accounting for Income Taxes, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital.  The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005.

The guidance should be applied by retrospective application pursuant to SFAS No. 154, Accounting Changes and Error Corrections, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.   We will adopt the guidance in EITF 05-08 for our quarter ending April 30, 2006.  We are currently assessing the impact that adoption of EITF 05-08 will have on our consolidated financial statements.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	October 31, 2005	April 30, 2005
Finished goods	$748	$565
Work in process	450	701
Materials and supplies	258	284
Total inventories	$1,456	$1,550

Property and equipment

Property and equipment consist of the following (in thousands):

	October 31, 2005	April 30, 2005
Office furniture and equipment	$325	$264
Production equipment	5,057	5,579
Leasehold improvements	643	396
Construction in process	1,033	814
	7,058	7,053
Accumulated depreciation and amortization	(2,088)	(1,464)
Total property and equipment	$4,970	$5,589

NOTE 4 –SEGMENT INFORMATION

We currently have three reportable segments: homeland security, semiconductor materials and products and life sciences.  Our homeland security segment provides advanced security and investigative services and is currently developing certain trace and bulk detection technologies.  Our semiconductor materials and products segment manufactures and reclaims silicon wafers, sells SOI wafers and is involved in several research and development projects including silicon-28.  Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  The homeland security segment was added as a reportable segment in the quarter ended July 31, 2005, due to the acquisition of Protection Plus Security Corporation (“PPSC,” formally Protection Plus Security Consultants, Inc.) on May 16, 2005.  In prior periods, the homeland security operations did not meet the requirements for a reportable segment as defined by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information”.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment.

Information by segment is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Segment revenues:
Homeland security	$2,996	$—	$5,668	$—
Semiconductor materials and products	1,217	909	2,022	1,243
Life sciences	1,619	2,156	3,216	4,107
Total	$5,832	$3,065	$10,906	$5,350

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Segment operating loss:
Homeland security	$(974)	$—	$(1,366)	$—
Semiconductor materials and products	(1,420)	(1,568)	(3,474)	(2,608)
Life sciences	(60)	(199)	(209)	(35)
Reconciling amounts	(1,221)	(688)	(2,354)	(1,690)
Total	$(3,675)	$(2,455)	$(7,403)	$(4,333)

	October 31,	April 30,
	2005	2005
Total assets:
Homeland security	$6,559	$—
Semiconductor materials and products	6,620	6,356
Life sciences	2,790	2,432
Reconciling amounts	10,377	22,393
Total	$26,346	$31,181

NOTE 5 – ACQUISITION OF PROTECTION PLUS SECURITY CORPORATION

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

We acquired all of the outstanding equity securities of PPSC for a total price of $3,792,000.  Of the purchase price, we paid $2,500,000 in cash and issued 506,527 shares of our restricted stock to the sellers.  The number of shares issued was based on $1,125,000 (per the stock purchase agreement) divided by the average closing bid price on the Nasdaq Small Cap Market on each of the ten consecutive trading days ending four business days prior to the closing ($2.22 per share).  The issued shares were then valued under purchase accounting using a measurement date of May 16, 2005, the day the acquisition was contractually agreed to and also consummated.  The closing bid price for our common stock on the Nasdaq Small Cap Market on the measurement date was $2.55 per share, yielding a valuation of the shares issued for the acquisition of $1,292,000.  We paid the purchase price to the two owners of PPSC, each of whom represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and without a view toward further distribution.  In addition, we paid $98,000 in legal and accounting fees and we have a remaining receivable from the seller for $41,000.  These payments, net of the seller reimbursement, increased the effective purchase price that was allocated to the acquired tangible and intangible assets.

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

Current assets	$1,454
Property and equipment	11
Intangible assets - customer base	431
Goodwill	3,593
Total assets acquired	5,489
Current liabilities	(1,388)
Long-term liabilities	(259)
Net assets acquired	$3,842

The $3,593,000 of goodwill was assigned to the homeland security segment and is expected to be deductible for tax purposes.  The $431,000 of intangible assets relates to the acquired customer base and is being amortized ratably over its estimated life of three years.  As of October 31, 2005, the unamortized balance of the intangible asset is $365,000.  There was no in-process research and development acquired in this transaction.

The following table summarizes our results of operations for the three and six months ended October 31, 2005 and 2004, as if the acquisition of PPSC had occurred on May 1, 2005 and 2004, respectively.  There have been no adjustments made to the historical results of PPSC.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenues	$5,832	$6,508	$11,420	$12,087
Net loss attributable to common stockholders	$(5,287)	$(3,841)	$(10,509)	$(5,439)
Net loss per share attributable to common stockholders – basic and diluted	$(.17)	$(.20)	$(.35)	$(.30)

NOTE 6 –ASSETS HELD FOR SALE

During the first quarter of fiscal year 2006, management committed to a plan to sell specific production equipment in our semiconductor materials and products segment.  Based on ongoing analysis of the semiconductor operations, these assets were deemed to be excess equipment or incompatible with the future direction of the segment’s operations.  We have listed these assets for sale and are actively attempting to sell them.  Immediately prior to the decision to sell the assets, the equipment had a cumulative net book value of approximately $1,026,000.  Certain assets have been written down to their fair value, less selling costs, yielding an impairment loss on assets held for sale in the amount of $398,000.  The assets held for sale are now classified in current assets at the lower of their book value or fair value, less selling costs, in the cumulative amount of $628,000.  During the six months ended October 31, 2005, none of the assets held for sale were sold.

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

Convertible Preferred Stock

On August 9, 2005, we redeemed the remaining 6,666 outstanding shares of the Series A Convertible Preferred Stock (“Series A Stock”).  The Series A Stock originally consisted of 1,850,000 shares issued with a liquidation preference of $1.50 per share.  As a result, the holder no longer is able to convert the shares and the rights and preferences associated with the Series A Stock have been terminated.  The holder is entitled to receive $1.50 for each share of the Series A Stock, an amount of approximately $10,000.

On May 19, 2005, the remaining 800 shares of Series D Convertible Preferred Stock (“Series D Stock”) were converted into 72,727 shares of common stock.  As a result, as of October 31, 2005, there were zero shares of Series D Stock outstanding.

On July 27, 2005, 23,000 shares of Series E Convertible Preferred Stock (“Series E Stock”) were converted into 1,854,838 shares of common stock.  On October 19, 2005, the remaining 10,000 shares of Series E Stock were converted into 806,452 shares of common stock.  As a result, as of October 31, 2005, there were zero shares of Series E Stock outstanding.

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

During the six months ended October 31, 2005, 362,011 Class B Warrants were exercised which yielded proceeds of $543,000.  Upon exercise of a Class B Warrant, a holder is provided one share of common stock and one Class C Warrant.  No Class C Warrants were exercised during the six months ended October 31, 2005.

NOTE 8 – EQUITY INSTRUMENTS ISSUED FOR SERVICES

In September 2005, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant  (valued at $152,000 using the Black-Scholes pricing model) to purchase 100,000 shares of common stock at $2.81 per share.  The common stock warrant vested immediately, expires on September 8, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of one year.  As of October 31, 2005, $25,000 has been expensed to selling, general and administrative expenses.

In September 2005, we entered into a consulting agreement with an individual to provide management services in our semiconductor materials and products segment, whereby we issued a common stock warrant  (valued at $75,000 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $2.84 per share.  The common stock warrant vested immediately, expires on August 16, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of eight months.  As of October 31, 2005, $19,000 has been expensed to selling, general and administrative expenses.

NOTE 9 – CONVERTIBLE DEBENTURES

Interest payments on our 8% Convertible Debentures are payable, at our option, in common stock or cash, subject to various requirements.  Having met all requirements to allow us to do so, we elected to make the quarterly interest payment due on September 30, 2005, in shares of our common stock.  The conversion price was calculated per the debenture agreement as 90% of the average of the twenty closing prices ending on the trading day immediately prior to the applicable interest payment date.  Accordingly, we issued 200,600 shares of common stock in settlement of our interest obligation for the quarter ended September 30, 2005.  A charge in the amount of $506,000 was recorded as interest expense related to the share issuance, an amount that represents the fixed monetary amount of the interest obligation.  We have notified the 8% Convertible Debenture holders that we intend to pay the December 31, 2005, interest payment in cash.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of October 31, 2005, we had commitments outstanding for capital expenditures of approximately $64,000.

On March 25, 2005, Prime International Equities, LLC (“the Plaintiff”) filed a complaint against us in the United States District Court for the District of Colorado (Civil Case No. 05-F-562 (BNB).  On October 31, 2005, a settlement agreement was signed in which no liability or wrongdoing was admitted.  In return for dismissal of the complaint, we paid the Plaintiff $50,000 and issued a common stock warrant (valued $109,000 using the Black-Scholes pricing model) to purchase 120,000 shares of common stock at $2.40 per share.  The common stock warrant vested immediately, expires on December 29, 2006, and was recorded as a selling, general and administrative expense in the three months ended October 31, 2005.  Further, the common stock warrant includes a registration rights clause whereby we have agreed to use our best efforts to include the common stock underlying the warrant in a registration statement by not later than May 31, 2006.

NOTE 11 - RELATED PARTY TRANSACTIONS

As of October 31, 2005, we held an 8% ownership interest in Institut fur Umwelttechnologien GmbH (“IUT”), an entity located in Germany.  As described in note 12 below, in December 2005 we increased our ownership interest to 30%.  In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years.  The work is being funded in steps and is based upon the completion of various milestones, as defined.  We have no obligation to fund any work under this agreement unless we have approved such effort.  We funded approximately $324,000 and $657,000 under this agreement during the three and six months ended October 31, 2005, respectively (and a total of $1,154,000 since entering into the agreement in June 2004).  All funded amounts have been included as research and development in the consolidated statement of operations.  Additionally, IUT produces carbon-14 precursors for us that we resell in the market place.  Total purchases from IUT for this product during the three and six months ended October 31, 2005 and 2004, were $150,000 and $312,000 and $125,000 and $306,000, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On December 1, 2005, we increased our equity ownership in IUT to 30% in exchange for cash consideration of approximately $345,000.  The Share Transfer Agreement also contemplates a potential further capital increase for IUT in the amount of approximately $230,000, of which approximately $70,000 would be required to be contributed by us in order to retain our 30% ownership interest.  If the IUT shareholders approve the potential capital increase, we would have the right to fulfill our obligation by contribution of our common stock in lieu of cash.  The other IUT shareholders would have the right to fulfill their respective obligations by contribution of their respective outstanding shareholder loans in lieu of cash.  As we are now able to exert significant influence, but not control, over the operations of IUT, we will apply the equity method of accounting for the investment commencing in the three-month period ending January 31, 2006.

On December 5, 2005, we approved a development plan which resulted in us becoming obligated under a Development & Licensing Agreement (the “Agreement”) entered into with Lucent Technologies, Inc. (“Lucent”) in September 2005.  Under that Agreement, the two companies will endeavor to develop a next-generation infrared imaging and night vision surveillance technology at Lucent’s micro electro-mechanical systems and nanotechnology fabrication facility.  The Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Agreement.  In exchange for this license, we will fund

Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000.  Of this amount, $1,000,000 was paid (although $900,000 was fully-refundable) upon commencing discussions with Lucent in July 2005 and was included in prepaid expenses at October 31, 2005, the next $1,000,000 will be paid in December 2005 as a result of our acceptance of the development plan on December 5, 2005 (when the previous payment became non-refundable), and the balance will be paid in $1,000,000 increments every three months thereafter.  These development payments will be expensed to research and development expense as the expenses are incurred, commencing in the quarter ending January 31, 2006.  We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  When, if ever, commercial sales of developed products commence, a royalty payment based on revenue will be due Lucent (subject to a minimum semi-annual cumulative royalty payment amount).  Additionally, if Lucent expends substantial sales effort to accomplish a sale, we will also pay them a sales referral fee based on revenue.  Lastly, in order to retain the exclusivity of our license for the developed technology, we have agreed to pay an annual exclusivity payment commencing the October 1 next following the first commercial sale or the end of the development project.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future.  Forward-looking statements include: statements regarding future products or product development, including our ability to leverage existing research and development efforts into commercially viable products; statements regarding future selling, general and administrative costs and research and development spending and our product development strategy; and statements regarding future capital expenditures, commitments and financing requirements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those in such forward-looking statements.

General Discussion

Founded in 1992, we are an advanced materials and technology company focused on the development and provision of homeland security products and services, the manufacturing and reclamation of silicon wafers and the manufacturing of silicon-on-insulator (“SOI”) wafers to the semiconductor industry and the supply of isotopes for life sciences and health-care applications.

Liquidity and Capital Resources

As a result of our ongoing operating losses and financial commitments, including both borrowings and research and development funding, see our discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Homeland Security

In October 2004, we formed a new subsidiary, Isonics Homeland Security and Defense Corporation (“HSDC”), to focus and consolidate our efforts in the homeland security sector.  These efforts include entry into the security service market, acquisition and development of certain trace and bulk detection technology that can be used to detect various types of explosives and/or chemical agents and the entering into an agreement with an established partner to develop innovative infrared imaging technology.   Each of these efforts are discussed below:

•      Security Services - In May 2005, we acquired PPSC, a provider of a wide range of security-related services, including armed escort personnel, electronic security systems, mobile vehicle controls, forensic analysis, communications security and other security expertise.  Since the effective date of the acquisition, PPSC has delivered significant revenue  (approximately $5,630,000, although the pro forma amount would have been approximately $6,150,000 if the acquisition had occurred on May 1, 2005) and gross margin (approximately 24%) as well as positive operating income (approximately $40,000, inclusive of amortization of acquisition-related customer intangibles in the amount of $65,000) to the homeland security segment of our business.  Further, we believe that the acquisition of PPSC provides us with a deep source of knowledge and contacts within the homeland security space and that it is capable of providing key insight for the development of our next-generation products along with successful marketing and sales processes.

In August 2005, PPSC secured over approximately $4,800,000 in cumulative new contracts for six private sector customers for security services to be performed throughout the United States.

The contract terms range from one to three years in length and expected incremental revenue for fiscal year 2006 is approximately $1,200,000.  Further, though currently PPSC does not have government service contracts, in July 2005 PPSC was awarded a GSA federal supply schedule under which PPSC can and has begun to pursue government service contracts.  While we believe that we will be successful in acquiring government service contracts in fiscal year 2006, we can offer no assurance that we will be able to do so.  Current PPSC activities in business integration, customer retention, customer solicitation and customer expansion are on pace with our integration plan.

•      Detection Technology – Our efforts are currently focused on two detection technologies, as follows:

Ion Mobility Spectroscopy (“IMS”) – IMS is a “sniffer” technology originally developed by IUT, the German entity in which we recently increased our minority ownership position to 30%.  In the three months ended October 31, 2005, we launched marketing and sales efforts of EnviroSecure™, a new system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings.  Available for immediate sale and installation, our system is designed to continuously monitor the air and immediately detect and identify harmful substances at the parts per billion (ppb) level, providing warning of a possible attack in a matter of minutes.  Earlier generations of this product have been in continuous use at the German parliament building since 1999, effectively monitoring the air for toxic substances and chemical weapons.  This turnkey solution would include system design, engineering, hardware, software, installation, training and maintenance.  It is anticipated that the EnviroSecure™ system could be installed and become fully operational within four to twelve months, though the time frame will vary depending on the size and complexity of each installation.  While we have not yet made any sales of this product, the product is available for sale, and we continue to focus our efforts on marketing and customer engagement.

Through our ongoing funding of research and development efforts at IUT, we continue to explore other commercial applications for the IMS technology, including efforts to decrease the size and weight of the IMS units to a form factor that would allow portability.  Additionally, in November 2005 we signed a development agreement with DualDraw LLC (“DualDraw”), a manufacturer of air quality equipment.  We have jointly agreed to create and test a prototype that combines IMS based technology with DualDraw’s Mailroom Inspection Workstations, a downdraft workstation that keeps toxic substances away from the breathing zone of mailroom workers who are sorting or opening mail and captures such substances with a HEPA filtration system.  The incorporation of our IMS capability would provide an alarm if toxic or explosive substances are detected.  Though our intention is to introduce additional commercial IMS products in calendar 2006, we can offer no assurances that we will be able to do so.

Neutron based detection - We have developed a hand-held explosive detection device named “NeutroTestTM.”   We had earlier projected that we expected to have a NeutroTestTM product available for international sales in late second calendar quarter and for United States sales in the third calendar quarter of 2005, respectively.  As expected, we completed the sale of two, first-generation units to a German entity in June 2005, although we have not completed any subsequent sales in Europe or the United States.  Feedback on the performance of these two units has been positive and has also included product enhancement recommendations.  We have taken the feedback from our initial international sales of the first-generation NeutroTestTM and have implemented them into our second-generation units, which will be offered for sale in the domestic marketplace once the enhancements are technically complete.  Our marketing plan for the second-generation NeutroTestTM product includes targeting potential United States based customers to which we will demonstrate the value of NeutroTestTM.  To facilitate this plan, we have reached an agreement with a third party to establish a fully licensed customer demonstration and training facility in the United States.  The development of second-generation functionality, implementation of the domestic marketing plan and addressing existing regulatory requirements have been the focus of activities in the third and fourth quarters of calendar year 2005, and we expect to continue these efforts in the first quarter of calendar year 2006.

•      Infrared Imaging Technology – On December 5, 2005, we approved a development plan which resulted in us becoming obligated under a Development & Licensing Agreement entered into with Lucent in September 2005.  Under this Agreement, the two companies will endeavor to develop a next-generation infrared imaging and night vision surveillance technology based on research by Lucent’s Bell Labs micro electro-mechanical systems (“MEMS”) and nanotechnology fabrication facility.  Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes, and threat detection devices used to identify concealed weapons or explosives.  The MEMS approach to infrared imaging, if successful, may lead to products which are higher performance at a lower power consumption than products currently available in the marketplace today.  Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process.  The development plan contemplates a proof-of-concept within 12 months, followed by steps towards commercialization, though we can provide no assurances that a commercially attractive product will ultimately be available.

The Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Agreement.  In exchange for this license, we will fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000.  Of this amount, $1,000,000 was paid upon commencing discussions with Lucent in July 2005 (although $900,000 was fully-refundable), the next $1,000,000 will be paid in December 2005 as a result of our acceptance of the development plan on December 5, 2005 (when the previous payment became non-refundable), and the balance will be paid in $1,000,000 increments every three months thereafter.  We have the right to terminate the development project for any reason (including if the development work is not proceeding up to our expectations) from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  Additionally, upon the commencement of commercial sales, if ever, we would be obligated to pay royalties based on revenue, potentially a sales referral fee based on revenue and also an annual exclusivity payment to maintain our exclusive rights to the developed technology.

Semiconductor Materials and Products

Our semiconductor operations, based in Vancouver, Washington, showed substantial operational and financial improvement for the three months ended October 31, 2005, though still generating an operating loss and negative cash flow.   In an effort to reduce historical negative financial results, in April 2005 we began the process to realign our business whereby we planned to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter large-diameter and silicon-on-insulator (“SOI”) products.  The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are substantially greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 31% of segment revenue in the second quarter of our fiscal year 2006 (approximately $370,000 in revenue), an increase from approximately 1% of segment revenue in the first quarter of our fiscal year 2006.  Additionally, there has been a focus on processing efficiency and effectiveness, which has resulted in increased processing yields.

Further, we have continued to gain new customers and are also in the process of attempting to qualify our product at others.

As a result, though the segment generated an operating loss of $1,420,000 for the three months ended October 31, 2005, this operating loss is approximately 9% less than that experienced in the comparative quarter of our fiscal year 2005.  The operating loss of $3,474,000 for the six months ended October 31, 2005, is approximately 33% higher than the comparable period in fiscal 2005 ($2,608,000), but includes an impairment charge of $398,000 related to certain production equipment that was no longer necessary under the new business plan.  We continue to monitor the situation closely and, while we believe that our realignment of the business has enhanced our chances to reach profitability in the future and that we will continue to see improving financial results in the segment, the overall process will take time and there are no assurances that profitability will be reached.

Life Sciences

Our life sciences division has historically been primarily a distribution business. We acquire isotopes from several manufacturers who are located primarily in republics that were part of the former Soviet Union.  We buy these isotopes from the manufacturers and resell them in the form of common chemical compounds.  For example, oxygen-18 is sold as water, and zinc-68 is sold as zinc oxide.  We sell these isotopes for use in basic scientific research, medical diagnostics/therapy and industrial applications.  An isotope is one of two or more species (or nuclides) of the same chemical element that differ from one another only in the number of neutrons in the atom’s nucleus.  The different number of neutrons can create significantly different nuclear properties.  The most well known of these properties is radioactivity.  Radioactive isotopes (or radioisotopes) can be found in nature.  Most of our radioisotopes, however, are man-made.  Stable isotopes, as distinguished from radioisotopes, are not radioactive.  We continue to evaluate possible applications for stable isotopes, radioisotopes and non-isotopic materials.

At the present time, our life sciences division is being adversely affected by increased domestic and international competition.  The oxygen-18 market continues to be dynamic and volatile.  Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product.  The market is currently in a surplus state and we expect it to be so for several years to come.  Prices have declined 50% from highs of approximately two and one-half years ago, though our average selling price for oxygen-18 in our second quarter of fiscal year 2006 has remained relatively consistent with that received during our previous two quarters, the first quarter of fiscal year 2006 and the fourth quarter of fiscal year 2005.  However, this average selling price is likely in excess of the spot rate in the market due to the advanced pricing agreements we have with certain customers.  As such, additional price erosion may be expected.  Compounding this problem, our production partner’s current economics and operations are optimized for production that does not utilize used or recycled water.  We currently have a significant supply of used water (valued at approximately $384,000 as compared to $660,000 at April 30, 2005) but we have developed a plan with our production partner that will allow us to utilize this inventory in future production over the next nine months.  In the meantime, as our current contracts with our customers expire, we are no longer offering our customers the option of recycling their used oxygen-18.  While this new policy will allow us to gradually decrease the used water in our inventory, this approach does bear some commercial risk as one of our large competitors continues to offer a recycling option to customers.  Consequently, our inability to recycle oxygen-18 in the form of water may place us at a competitive disadvantage as compared to those producers who continue to recycle used water.  In an attempt to offset the degradation of the oxygen-18 market, we are expanding into other areas, such as actinium-225 and indium-111.  While we don’t expect these isotopes to contribute materially to our revenues in fiscal year 2006, this expansion is indicative of our business goal to broaden revenue beyond the concentration found in a few, core products (mainly oxygen-18).

In addition, our international radioisotope business is experiencing rising supplier prices in a market that is highly price-sensitive.  In an effort to reduce costs, we have taken steps to transfer the international sales

responsibilities to our domestic office and will close our European trading office in the quarter ending April 30, 2006.   It is possible that our ability to pass on the increasing supply prices to our customers may be limited and may have an adverse impact on future revenue in this business as our customers have access to radioisotope supply from other entities.  As with all our reportable segments, we continually monitor business conditions and marketplace changes and evaluate all investment, divestiture and other strategic options.

Our consolidated revenues in the future will depend on our success in developing and selling products in the homeland security, semiconductor and stable and radioactive isotope markets.  Our profitability will be dependent upon our ability to manage our costs and to increase our revenues in all of our business segments.  However, we can offer no assurance that we will be able to increase our revenue or our profitability.

We have not received any requests for additional information from either the SEC or NASDAQ during the last ten months and to the best of our knowledge, these issues are behind us and we are moving forward.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0	100.0%
Cost of revenues	98.8	127.5	100.7	121.4
Gross margin	1.2	(27.5)	(.7)	(21.4)

Operating expenses:
Selling, general and administrative	51.2	48.1	52.5	52.7
Impairment loss on assets held for sale	—	—	3.6	—
Research and development	13.0	4.5	11.1	6.9
Total operating expenses	64.2	52.6	67.2	59.6
Operating loss	(63.0)	(80.1)	(67.9)	(81.0)

Other expense, net	(27.0)	(.4)	(27.7)	(.1)
Loss before income taxes	(90.0)	(80.5)	(95.6)	(81.1)
Income tax expense	—	—	—	—
NET LOSS	(90.0)%	(80.5)%	(95.6)	(81.1)%

Revenues

Revenues increased during both the three and six months ended October 31, 2005, as compared to the same periods of our prior fiscal year.  Revenues from both our homeland security and semiconductor materials and products segments did reflect an increase during these periods as compared to revenues from our life sciences segment which reflected a decrease, as described in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Life sciences:	$	$	$	$
Domestic	985	1,461	2,033	2,709
International	634	695	1,183	1,398
Total life sciences	1,619	2,156	3,216	4,107
Homeland security	2,996	—	5,668	—
Semiconductor materials and products	1,217	909	2,022	1,243
Total	$5,832	$3,065	$10,906	$5,350

As a result of the acquisition of PPSC, we have significantly increased our revenues during the three and six months ended October 31, 2005, and thus we significantly decreased our reliance on a few life sciences customers for a significant portion of our revenues.

•      During the three months ended October 31, 2005, one homeland security customer comprised approximately 17% of revenue as compared to the three months ended October 31, 2004, in which one life sciences customer accounted for 18% of revenue.

•      During the six months ended October 31, 2005, one homeland security customer comprised approximately 18% of revenue as compared to the six months ended October 31, 2004, in which one life sciences customer accounted for 21% of revenue.

Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

The increase in revenues from homeland security sales for the three and six months ended October 31, 2005, was almost entirely due to the purchase of PPSC in May 2005.  On a pro forma basis, assuming the acquisition of PPSC had occurred on May 1, 2005, homeland security revenue for the six months ended October 31, 2005, would have been approximately $6,182,000.  While we anticipate that we will continue to grow revenue in the homeland security segment through new contracts signed by PPSC in the three months ended October 31, 2005 and subsequently, securing additional new security contracts in our PPSC subsidiary, retaining existing customers under contract currently with PPSC and by increasing our sales of detection technology, we cannot provide any assurance that we will be able to do so.

The increase in revenues from semiconductor materials and products sales for the three and six months ended October 31, 2005, was primarily due to the additional revenues generated from the business and assets acquired from EMG in June 2004 and 300-millimeter sales of approximately $370,000 in the three months ended October 31, 2005.  The six months ended October 31, 2004, includes revenues and operating results from that business for only approximately 135 days during the six-month period as compared to a full six months for the related period in fiscal year 2006.  On a pro forma basis, assuming acquisition of the business and assets of EMG on May 1, 2004, the revenue for the first six months of fiscal year 2005 was approximately $376,000 higher.  Though our ability to integrate the business and assets of EMG and successfully operate the consolidated semiconductor operations has been problematic to date, we are in the process of realigning our business to focus mainly on the growing market of higher margin 300-millimeter large-diameter and SOI products.  For the three months ended October 31, 2005, revenue from 300-millimeter services comprised 31% of semiconductor revenue for that period.  While we believe that continued expanded focus on these markets will allow us to ultimately increase revenues in the future, we can provide no assurances that we will be able to do so.

While we continue to move forward with our development program and to pursue the establishment of a low cost supply of silicon-28, we did not receive a material amount of revenues in our 2004 or 2005 fiscal years or in the six months ended October 31, 2005, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers.  Therefore we do not anticipate any material amount of proceeds from silicon-28 product sales during fiscal year 2006, although we could respond to customer demand in a relatively short time frame.  Our goal ultimately is to profitably (1) license our proprietary technology to other entities and/or (2) sell chemicals required for the production of epitaxial or bulk silicon-28 wafers and/or (3) produce epitaxial or bulk silicon-28 wafers for resale.  The costs associated with maintaining this program are not significant.

The decrease in revenues from domestic isotope product sales for the three and six months ended October 31, 2005, was primarily the result of a significant decrease in the unit price of our main isotope sold domestically, oxygen-18, which was partially offset by an increase in volume.  As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than any continuing decreases that may occur in the future market price for that product.  The market for oxygen-18 in the United States is continuing to expand and we continue to actively bid to become the supplier for additional customers. However, we can offer no assurance that we will be able to increase oxygen-18 revenue in the face of the domestic and international competition in this market.

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

In January 2005 we commenced supplying limited quantities of actinium-225 for testing purposes.  Actinium-225 is a radioisotope that is believed to be valuable in the treatment of certain cancers.  Assuming our Russian business partners reach target production levels during fiscal year 2006, we believe that we will be able to nearly double the world’s supply of actinium-225 by the end of calendar 2006 to the extent required by the market.  The six months ended October 31, 2005, included minimal sales of actinium-225.  In June 2005, we entered into an agreement with Central Radiopharmaceutical Services, Inc. of Buffalo, New York (“CRS”) for the joint production and marketing of certain radioisotopes with the first expected to be indium-111.  While the projected revenues for these two radioisotopes are expected to be minimal (less than $100,000) for fiscal year 2006, we believe these to be important first steps in our effort to extend our distribution operations to provide more value-added products and to increase our share of the domestic radioisotope market to a meaningful number.  We can, however, offer no assurance that we will be able to do so.

The decrease in revenues from international isotope product sales, for the three and six months ended October 31, 2005, was primarily due to the decrease in sales of radioisotopes and our inability to replace the decrease with increased sales of other isotopic products.  Due to increases in our radioisotope supply costs, our competitive position with our existing customer base is under pressure.  Though we will endeavor to retain our existing customers, we are experiencing difficulty in increasing our prices to them and we can offer no assurances that we will be able to retain the customers that are highly sensitive to radioisotope pricing.   In addition, our German subsidiary has had difficulty entering the oxygen-18 market.  During the six months ended October 31, 2005, European sales of oxygen-18 have not been material.  As such, while we continue to pursue the addition of European oxygen-18 customers in fiscal year 2006, the process is expected to be slow and we cannot provide any assurance that we will be able to do so.

Gross Margin

Our gross margin increased during the three and six months ended October 31, 2005, as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Dollar amount	$69,000	$(842,000)	$(75,000)	$(1,144,000)
Percent of revenues	1.2%	(27.5)%	(.7)%	(21.4)%

For the three months ended October 31, 2005, we realized our first quarter of positive gross margin since our acquisition of the assets and business of EMG in June 2004.  The increase in gross margin is due mainly to two factors:  (1) the impact of PPSC’s operations, which were acquired in May 2005 and (2) improved operations in our semiconductor materials and products segment where there were improvements to gross margin on a dollar amount and on a percentage of revenues basis, though both metrics remain negative.  In addition, the life sciences segment also contributed positive gross margin, though such gross margin as a percentage of revenue was reduced two absolute percentage points from that experienced in the six months ended October 31, 2004.

On a dollar basis, gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing.  Our ability to positively impact consolidated gross margin will in a large part be dependent upon our ability to grow sales in our homeland security segment through increased sales of security services and detection products and in our semiconductor materials and products segment through increased sales of 300-millimeter large diameter and SOI products.  With the realignment of our business to focus on the higher margin 300-millimeter large diameter and SOI products, we believe that we have greatly enhanced our ability to increase our sales and related gross margin in these areas.  As such, we anticipate that the gross margin from sales of semiconductor and materials and products (both in dollar value and as a percentage of revenues) will increase over time, though we can offer no assurance that the gross margin increase will occur.

On a percentage of revenue basis, in general we anticipate that the gross margin percentage in our homeland security and life sciences segments will remain relatively stable (to slightly lower for life sciences), subject to any unexpected fluctuations in isotope pricing.  The gross margin percentage in the semiconductor operations is highly dependent on generating sufficient revenue to cover the fixed portion of our cost of sales.  As such, the gross margin percentage for the semiconductor segment may be volatile based upon revenue growth achieved, if any.  Thought there can be no assurances, we hope to see continued improvement in the gross margin performance of the semiconductor segment.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses as a dollar amount approximately doubled for the three and six months ended October 31, 2005, as compared to the same respective periods of our prior fiscal year.  As a percentage of revenue, selling, general and administrative expenses has remained relatively flat between the six month periods ended October 31, 2005 and 2004, respectively, while the percentage of revenue has increased for the three months ended October 31, 2005 as compare to the same period of our prior fiscal year:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Dollar amount	$2,987,000	$1,475,000	$5,719,000	$2,821,000
Percent of revenues	51.2%	48.1%	52.5%	52.7%

The approximate $2,900,000 dollar increase in selling, general and administrative expenses for the six months ended October 31, 2005, compared to the same period in the prior year is attributable to a combination of factors, including:

•      approximately $1,300,000 directly related to the addition of PPSC’s profitable operations in May 2005;

•      a charge in the amount of $202,000 (of which $152,000 is a noncash item) related to the settlement of a lawsuit;

•      a noncash charge in the amount of $297,000 related to the extension of the expiration dates of the Class B and C warrants;

•      approximately $200,000 due to the inclusion of a full six months of semiconductor operations inclusive of the business and assets acquired from EMG (such operations were included for only approximately 135 days of the six months ended October 31, 2004);

•      approximately $500,000 due to the increase in staffing and operations in the homeland security segment;

•      approximately $100,000 due to increased legal and accounting fees related to the filing of two registration statements during the six months ended October 31, 2005, and to the reaudit of the fiscal year 2004 financial statements (the work was performed in fiscal year 2006) required due to Grant Thornton’s unwillingness to consent to the inclusion of its report for that fiscal year;

•      approximately $300,000 due to the increase in other corporate headquarters expenses.

We anticipate that we will increase our selling, general and administrative expenses during the remainder of fiscal year 2006 through anticipated increased marketing efforts for and operations in our homeland security and semiconductor materials and products segments.  There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Impairment Loss on Assets Held for Sale

Our impairment loss on assets held for sale increased during the six months ended October 31, 2005, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table (while there was no such charge in the three months ended October 31, 2005 and 2004, respectively):

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Dollar amount	—	—	$398,000	—
Percent of revenues	—	—	3.6%	—

The increase for the six months ended October 31, 2005, resulted from operational decisions made related to the ongoing review and improvements underway in our semiconductor materials and products segment.  As part of this ongoing review and resulting operational changes, certain equipment was identified as excessive for our planned future operations.  As a result, certain of the identified equipment whose book value exceeded estimated net realizable were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $398,000.  The equipment has not yet been sold, but we expect that the equipment will be sold within the upcoming nine months.

Research and Development Expenses

Our research and development expenses increased on a dollar basis and on a percentage of revenue basis during the three and six months ended October 31, 2005, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Dollar amount	$757,000	$138,000	$1,211,000	$368,000
Percent of revenues	13.0%	4.5%	11.1%	6.9%

The dollar increase for the three and six months ended October 31, 2005, is primarily related to an increase in research and development expenses associated with our trace and bulk detection technology, although approximately $300,000 has been expended on semiconductor research and development work related mainly to various SOI processes.  Consistent with our product development strategy, we are seeking to identify and evaluate new products in the homeland security segment as well as to bring existing technologies, including IMS-based products and NeutroTestTM, to a production-ready state.  The majority of this research and development is being performed by IUT and is related to IMS and neutron-based detection.  In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years.  The work is being funded in steps and is based upon the completion of various milestones, as defined.  We have no obligation to fund any work under this agreement unless we have approved such effort.  We funded approximately $657,000 under this agreement during the six months ended October 31, 2005 (as compared to $100,000 during the six months ended October 31, 2004, and a total of $1,154,000 since entering into the agreement in June 2004).

In December 2005, we approved a development plan with Lucent which obligated us under a Development & Licensing Agreement.  Under that Agreement, we will endeavor to develop a next-generation imaging and night vision surveillance technology.  The development plan contemplates a proof-of-concept within 12 months followed by steps towards commercialization, although we can provide no assurances that a commercially attractive product will ultimately be available.  We have paid Lucent $1,000,000 (which was in prepaid expenses at October 31, 2005), will pay the next $1,000,000 in December 2005 and we may be obligated to pay an additional $1,000,000 per quarter in development funding for the next ten quarters.  We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  As such, assuming we continue with the development program, we expect our quarterly research and development expense to significantly increase due to this agreement, commencing with the quarter ending January 31, 2006.

We believe that the development and introduction of new product applications is critical to our future success.  We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services.  It is likely that research and development expenditures will continue to vary as a percentage of revenues because of the timing and amount of future revenues. Except for work being performed on our semiconductor products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Significantly all other research and development work is performed by outside entities, none of which we control (although we have increased our minority ownership position in IUT to 30%).  Although we expend significant resources on research and development, we cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

Other Income (Expense), net

Other Income (Expense), net decreased during the three and six months ended October 31, 2005, as compared to the same periods of our prior fiscal year as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Dollar amount	$(1,577,000)	$(13,000)	$(3,021,000)	$(7,000)

The decrease for the three and six months ended October 31, 2005, resulted primarily from interest charges and amortization of debt issuance costs related to our convertible debentures issued in February 2005.  Included in the amount for the six months ended October 31, 2005, is a noncash interest charge of approximately $1,700,000 related to the amortization of the debt discount on the convertible debentures and a noncash charge for amortization of debt issuance costs of approximately $500,000.  Also included is the nominal 8% interest expense on the convertible debentures, of which $506,000 was paid in common stock and $455,000 was paid in cash.  Lastly, interest income in the amount of $211,000 was earned that partially offsets the cash and noncash interest expense. We expect that our other expenses will remain at the same quarterly level or increase until either principal repayments on the convertible debentures commence in March 2006 or until the convertible debentures are converted, if ever, to common stock.

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

Net Loss

Our net loss increased during the three and six months ended October 31, 2005, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2005	2004	2005	2004
Dollar amount	$(5,252,000)	$(2,468,000)	$(10,424,000)	$(4,340,000)

We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.  We expect that our net loss will continue during at least the short term as we continue to pursue new revenue streams in our semiconductor materials and products business and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business segment, including the commercialization of the IMS and NeutroTestTM technology.

We anticipate that our operations during the remainder of fiscal year 2006 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by approximately $18,964,000 during the six months ended October 31, 2005, from a working capital surplus of $17,991,000 at April 30, 2005, to a working capital deficit of $(973,000) at October 31, 2005.   The decrease in working capital is due to a combination of factors, including:

•      approximately $10,500,000 due to an increase in the current portion of the convertible debentures (which are payable at our option in cash or common stock, assuming all contractual requirements for payment in common stock are met);

•      approximately $6,000,000 of cash consumed directly in operating activities (calculated as $8,400,000 of cash used in operating activities, netted down by $2,400,000 of the cash impact of changes in other current assets or liabilities included in that $8,400,000 total usage);

•      approximately $2,500,000 of cash paid as part of the acquisition of PPSC;

•      approximately $1,200,000 expended on purchases of fixed assets;

•      an offsetting amount of approximately $600,000 related to assets held for sale that were reclassed to current assets from property and equipment

•      an offsetting amount of approximately $400,000 related to the net impact of proceeds from common stock exceeding principal repayments on debt and preferred stock dividends paid.

Cash Flows

At October 31, 2005, we had $9,559,000 of cash and cash equivalents, a decrease of  $11,647,000 as compared to $21,206,000 at April 30, 2005.  Our principal source of funding for the six months ended October 31, 2005, was from the existing cash balance at April 30, 2005, which was derived from our convertible debenture offering completed in February 2005.  Our principal source of funding for the six months ended October 31, 2004, was from the issuance of preferred stock ($3,049,000 net of due diligence fees and related expenses as compared to $0 during the comparable period of fiscal year 2006) and the exercise of common stock options and warrants ($5,479,000 as compared to $930,000 during the comparable period of fiscal year 2006).

We used cash in operating activities of $8,428,000 and $4,965,000 during the six months ended October 31, 2005 and 2004, respectively.  Cash used in operating activities for the six months ended October 31, 2005 and 2004 was principally the result of our ongoing business activities that resulted in a net loss attributable to common stockholders of $10,525,000 and $5,546,000, respectively.  Activity during the six months ended October 31, 2005, also included a $1,000,000 prepayment to Lucent in relation to the development plan signed in December 2005.

Our investing activities used cash of $3,625,000 and $566,000 for the six months ended October 31, 2005 and 2004, respectively.  Cash used in investing activities for the six months ended October 31, 2005, consisted primarily of the purchase of PPSC in May 2005 (for which we paid approximately $2,500,000 in cash and issued 506,527 shares of our restricted stock at an agreed valuation of $1,125,000 ($2.22 per share), and paid $98,000 in legal and accounting fees), along with $1,165,000 expended on additions of property and equipment.  Our investing expenditures during the first six months of our 2005 fiscal year are comprised primarily of purchases of property and equipment.

Financing activities provided cash of $406,000 and $8,464,000 for the six months ended October 31, 2005 and 2004, respectively.  Cash provided by financing activities for the six months ended October 31, 2005, resulted primarily from the exercise of common stock options and warrants ($930,000) which was offset primarily by debt repayments and dividend payments on our then outstanding Series E Stock.  Cash provided by financing activities for the six months ended October 31, 2004, resulted primarily from the exercise of common stock warrants ($5,428,000) along with the issuance of preferred stock ($3,049,000 net of due diligence fees and related expenses) during that period.

Effective June 17, 2005 the expiration date of our Class B and C warrants was extended from December 31, 2005, to December 29, 2006.  There were no other changes in the terms or conditions of the warrants.

Additional Liquidity Considerations

As of October 31, 2005, we had commitments outstanding for capital expenditures of approximately $64,000.

Our future commitments have increased due to the Agreement and development plan with Lucent, under which we endeavor to develop a next-generation imaging and night vision surveillance technology (although we can provide no assurances that a commercially attractive product will ultimately be available).  We have paid Lucent $1,000,000 (which was in prepaid expenses at October 31, 2005), will pay the next $1,000,000 in December 2005 and we may be obligated to pay an additional $1,000,000 per quarter in development funding for the next ten quarters.  We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  As such, assuming we continue the development program, we expect our quarterly research and development funding to significantly increase due to this agreement, commencing with the quarter ending January 31, 2006.

The first of twelve monthly principal payments (each monthly payment in the amount of approximately $1,900,000) on our 8% Convertible Debentures (the “Debentures”) becomes due in March 2006.  We currently do not have sufficient cash and cash equivalents on hand to make these cumulative payments in cash.  However, both the principal and interest are payable, at our option, in common stock , subject to various requirements (which we currently meet).  If we choose to make a scheduled principal payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then Conversion Price (currently $5.00 per share) or 88% of the average of the ten closing prices ending on the trading day immediately prior to the monthly redemption date.   The Debentures and the related warrants have certain limitations on our ability to issue shares to the holders of the Debentures and warrants (the “Holders”). Under the terms of the Debentures and the warrants, we are prohibited from issuing shares of our common stock to the holders of the Debentures (upon conversion, in payment of interest, or in redemption or payment of the Debentures) and the related warrants (upon exercise) if:  (a) the issuance would result in any Holder owning more than 4.99% of our outstanding common stock (although the holders can waive this provision upon more than 60 days’ notice to us) or  (b) the issuance would result in more than 5,514,601 shares having been issued pursuant to the Debentures and the Warrants (19.999% of the total number of shares outstanding on February 24, 2005) unless our shareholders approved the transaction as required by the Nasdaq rules.   In our shareholder meeting on October 25, 2005, the shareholders voted to approve the removal of share issuance limitations associated with the Debentures and related warrants.  As such, the 19.999% share issuance limitation is no longer applicable, although the 4.99% limitation will continue to be applicable until (if ever) waived by the respective Holder.  It is likely that, if the Debentures are not modified and if we continue to meet all requirements to allow us to do so, we will issue shares of our common stock in payment of a portion of or all of our Debenture obligation.

We anticipate that without entering into another financing transaction, our cash and cash equivalents will continue to decrease as we continue to use cash in operations and investing activities, and until (if ever) we achieve positive cash flow from our operations – dependent on our ability to increase our revenues significantly and to maintain control over our expenses.  As of October 31, 2005, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow through our 2006 fiscal year, but we will need a significant amount of additional financing to meet our obligations during our 2007 fiscal year.  We continue to explore economically viable financing arrangement options, which, if available, will likely be implemented.

The warrants that were issued with the Debentures (“Debenture Warrants”), which grant the right to purchase a total of 1,540,000 common shares at an exercise price of $6.25 per share, include a provision which would decrease the exercise price of the Debenture Warrants to that of any subsequent equity sale and increase the number of common shares issuable such that the aggregate exercise price remains equal to that in existence currently ($9,625,000).  Upon entering a future financing arrangement, it is highly likely (given the current price of our common stock) that this warrant provision would be activated which would result in a greater number of outstanding Debenture Warrants at a lower exercise price.

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

Contractual Cash Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-KSB for the year ended April 30, 2005, except for the agreement with Lucent under which we became obligated upon approval of the development plan on December 5, 2005.  As discussed in Note 12 to the financial statements in Part I, in exchange for an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the agreement, we have agreed to fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000.  Of this amount, $1,000,000 was paid upon commencing discussions with Lucent in July 2005  (although $900,000 was fully-refundable), the next $1,000,000 will be paid in December 2005 as a result of our acceptance of the development plan on December 5, 2005 (when the previous payment became non-refundable), and the balance will be paid in $1,000,000 increments every three months thereafter.  However, we have the right to terminate the development project for convenience from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  As such, the contractual cash obligation is contingent on our decision to continue with each funding payment throughout the development timeline.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  We have goodwill in the amount of $3,593,000 on our condensed consolidated balance sheet as of October 31, 2005, related to the acquisition of PPSC in May 2005.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $585,000 on our condensed consolidated balance sheet as of October 31, 2005, comprised of our trace and bulk detection technology acquired in December 2002, customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Valuation of Equity Transactions

We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (100% for fiscal years 2005 and 2006), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information. During the six months ended October 31, 2005, we issued common stock warrants for services and in settlement of a lawsuit in the cumulative amount of $338,000.  If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these and any future equity based transactions could change significantly.

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

Part II: Other Information

Item 1:  Legal Proceedings

See Note 10 to the financial statements in Part I for the description of the litigation brought by Prime International Equities, LLC in March 2005 and settled in October 2005.

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

Payment of Convertible Debenture Interest in Common Stock

On September 30, 2005, we issued 200,600 shares of our restricted common stock to holders of our Convertible Debentures in payment of our interest obligation for the quarter ended September 30, 2005.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was completed effective September 30, 2005.

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

(g)           We received no cash proceeds from the issuance of the shares.

Warrant Issuances

During the six months ended October 31, 2005, we issued warrants (other than registered issuances) to purchase a cumulative 271,000 shares of our common stock, including:  (1) an August 2005 grant to a former employee, exercisable through July 31, 2006, to purchase 1,000 shares of our restricted common stock for $3.25 per share, (2) a September 2005 grant to a financial advisor, exercisable through September 8, 2007, to purchase 100,000 shares of our restricted common stock for $2.81 per share, (3) a September 2005 grant to a management consultant, exercisable through August 16, 2007, to purchase 50,000 shares of our restricted common stock for $2.84 per share and (4) an October 2005 grant, in settlement of a lawsuit, exercisable through December 29, 2006, to purchase 120,000 shares of our restricted common stock for $2.40 per share.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transactions were completed during the six months ended October 31, 2005.

(b)           There was no placement agent or underwriter for the transactions.

(c)           The warrants were not issued for cash, but in settlement of an employment dispute.

(d)           We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for this transaction.  We did not engage in any public advertising or general solicitation in connection with this transaction.  The investors had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information.  Based on our investigation, we believe that the investors obtained all information regarding Isonics it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)           The warrants are exercisable to purchase shares of our common stock at $2.40 to $3.25 per share with expiration dates of July 31, 2006, to September 8, 2007 (such information provided in detail above).

(f)            We received no cash proceeds from the warrant grants.

Exercise of Common Stock Warrants

During the six months ended October 31, 2005, we issued 522,011 shares of common stock as a result of the exercise of common stock warrants.  The following sets forth the information required by Item 701 in connection with these transactions:

(a)           The transactions were completed during the six months ended October 31, 2005.

(b)           There was no placement agent or underwriter for the transactions.

(c)           The total amount we received from the cash exercises during the six months ended October 31, 2005, was $730,517.  Certain warrant holders completed cashless exercises.

(e)           We relied on the exemption from registration provided by Sections 3(a)(9), 4(2) and 4(6) under the Securities Act of 1933 for these transactions and Regulation D.  We did not engage in any public advertising or general solicitation in connection with the transactions.  The investors had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information.  Based on our investigation, we believe that the investors obtained all information regarding Isonics that they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities for investment purposes.

(f)            The common stock is not convertible or exchangeable or exercisable for any other equity security.

(f)            We will use the proceeds for general working capital.

Conversion of Preferred Stock

During the six months ended October 31, 2005, (1) a holder of our Series D Stock (an accredited investor) converted 800 shares of Series D Stock into 72,727 shares of common stock and (2) a holder of our Series E Stock (an accredited investor) converted 33,000 shares of Series D Stock into 2,661,290 shares of common stock.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transactions were completed during the six months ended October 31, 2005.

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

Item 6: Exhibits

Exhibits.

31. Certification pursuant to Sarbanes-Oxley Section 302

32. Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 15th day of December 2005.

Isonics Corporation
(Registrant)

By	/s/ James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/ John Sakys
John Sakys
Chief Accounting Officer and Chief Financial Officer