Form 10QSB
period 2006-01-31
ISONICS CORP
filed 2006-03-17
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 31, 2006

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

The number of shares outstanding of the registrant’s Common Stock, no par value, was 40,164,849 at March 15, 2006.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

Isonics Corporation and Subsidiaries

TABLE OF CONTENTS

FORM 10-QSB

Part I:	Financial Information

	Item 1:	Financial Statements

Condensed Consolidated Balance Sheets as of January 31, 2006 and April 30, 2005
Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended January 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended January 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements

	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3:	Controls and Procedures

Part II:	Other Information

	Item 1:	Legal Proceedings

	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 6:	Exhibits

Signatures

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	January 31, 2006	April 30, 2005 (1)
CURRENT ASSETS:
Cash and cash equivalents	$5,342	$21,206
Accounts receivable (net of allowances of $59 and $59, respectively)	3,058	935
Inventories	1,222	1,550
Prepaid expenses and other current assets	909	153
Assets held for sale	628	—
Total current assets	11,159	23,844

LONG-TERM ASSETS:
Property and equipment, net	4,920	5,589
Goodwill	3,631	—
Intangible assets, net	538	241
Equity in net assets of investee	384	—
Other assets	713	1,507
Total long-term assets	10,186	7,337

TOTAL ASSETS	$21,345	$31,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited)
	January 31, 2006	April 30, 2005 (1)
CURRENT LIABILITIES:
Accounts payable	$1,063	$1,079
Accrued liabilities	1,699	1,033
Current portion of obligation under capital lease	13	44
Current portion of notes payable	826	672
Current portion of convertible debentures, net of discount	19,995	3,025
Total current liabilities	23,596	5,853

Obligations under capital lease, net of current portion	37	47
Notes payable, net of current portion	288	653
Convertible debentures, net of current portion and of discount	1,597	15,040

TOTAL LIABILITIES	25,518	21,593

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock; shares authorized: January 31, 2006-7,650,000; April 30, 2005-7,656,666
Series A Convertible Preferred Stock—no par value; zero and 6,666 shares issued and outstanding on January 31, 2006 and April 30, 2005, respectively; zero and $10 liquidation preference on January 31, 2006 and April 30, 2005, respectively	—	5
Series D Convertible Preferred Stock—no par value; zero and 800 shares issued and outstanding on January 31, 2006 and April 30, 2005, respectively; zero and $80 liquidation preference on January 31, 2006 and April 30, 2005, respectively	—	90
Series E Convertible Preferred Stock—no par value; zero and 33,000 shares issued and outstanding on January 31, 2006 and April 30, 2005, respectively; zero and $3,300 liquidation preference on January 31, 2006 and April 30, 2005, respectively	—	3,938
Common stock—no par value; shares authorized: January 31, 2006- 75,000,000; April 30, 2005-40,000,000; 32,598,555 and 27,696,800 shares issued and outstanding on January 31, 2006 and April 30, 2005, respectively	36,000	28,401
Additional paid in capital	13,909	13,080
Deferred compensation	(34)	(64)
Accumulated deficit	(54,048)	(35,862)
Total stockholders’ equity (deficit)	(4,173)	9,588

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,345	$31,181

(1) Derived from audited financial statements

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues	$6,480	$2,348	$17,386	$7,698
Cost of revenues	6,104	3,002	17,085	9,496
Gross margin	376	(654)	301	(1,798)

Operating expenses:
Selling, general and administrative	2,943	2,550	8,662	5,371
Impairment loss on assets held for sale	—	—	398	—
Impairment of goodwill and intangible assets	—	875	—	875
Research and development	2,606	245	3,817	613
Total operating expenses	5,549	3,670	12,877	6,859

Operating loss	(5,173)	(4,324)	(12,576)	(8,657)

Other income (expense):
Amortization of debt issuance costs	(272)	—	(773)	—
Interest and other income	64	6	275	31
Interest expense	(2,308)	(29)	(5,033)	(78)
Foreign exchange	—	46	(6)	63
Equity in net income of investee	28	—	28	—
Total other income (expense), net	(2,488)	23	(5,509)	16
Loss before income taxes	(7,661)	(4,301)	(18,085)	(8,641)
Income tax expense	—	—	—	—
NET LOSS	$(7,661)	$(4,301)	$(18,085)	$(8,641)

DEEMED DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$—	$—	$—	$(1,206)

DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$—	$(66)	$(101)	$(66)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,661)	$(4,367)	$(18,186)	$(9,913)

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders	$(.24)	$(.17)	$(.59)	$(.48)
Weighted average common shares used in computing per share information	32,420	26,311	30,585	20,636

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31,
	2006	2005

Net cash used in operating activities	$(12,633)	$(7,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,488)	(2,008)
Equity investment in a business	(336)	—
Acquisition of business, net of cash acquired	(2,440)	(49)
Cash used in investing activities	(4,264)	(2,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(41)	(47)
Principal payments on borrowings	(583)	(212)
Proceeds from issuance of common stock	1,758	6,817
Proceeds from issuance of preferred stock and related warrants	—	3,069
Preferred stock dividends	(101)	—
Cash provided by financing activities	1,033	9,627

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,864)	253
Cash and cash equivalents at beginning of period	21,206	3,691
Cash and cash equivalents at end of period	$5,342	$3,944

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$988	$66
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$—	$69
Accruals for property and equipment	$31	$525
Deemed dividend associated with beneficial conversion on Series E Convertible Preferred Stock	$—	$1,206
Value of warrants for 614,000 shares of common stock issued to Series E Convertible Preferred Stock investors	$—	$337
Stock issued in connection with an acquisition	$1,292	$—

During the nine months ended January 31, 2006, we also issued 10,000 shares of common stock in a cashless exercise of a common stock warrant and issued 2,734,017 shares of common stock upon conversion of convertible preferred stock.

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries as of January 31, 2006, and for the three and nine months ended January 31, 2006 and 2005, have been prepared on the same basis as the annual audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2005.

Realization of Assets and Liquidity

The accompanying condensed consolidated financial statements assume our continuation as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, we have sustained substantial losses from operations in recent years, and such losses have continued through February 28, 2006. As of January 31, 2006, we had cash and cash equivalents of $5,342,000 and a working capital deficit of $12,437,000. The working capital deficit includes the current portion of our 8% Convertible Debentures (the “Debentures”), an amount of $19,995,000. However, if we continue to meet the conditions to do so, we have the option of repaying the principal on the 8% Convertible Debentures in shares of our common stock in lieu of cash and, as described in Note 14 – Subsequent Events, in March 2006 we converted $10,897,000 of the face value of the Debentures into common stock. Cash used in operations for the nine months ended January 31, 2006 and 2005, was $12,633,000 and $7,317,000, respectively.

In view of this matter, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing and to ultimately develop profitable operations. We continue to pursue funding that will help us meet our future cash needs. We are currently working with several different sources, including both strategic and financial investors, in order to raise sufficient capital to finance both our continuing operations and our research and development activities. Although there is no assurance that additional funding will be available, we believe that our current business plan, if successfully funded, will significantly improve our operating results and cash flow in the future.

If we do issue additional securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our common stockholders may experience dilution. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net loss attributable to common stockholders, as reported	$(7,661)	$(4,367)	$(18,186)	$(9,913)
Add: stock-based compensation costs included in reported net loss, net of related tax effects	10	10	30	30
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(227)	(170)	(818)	(328)
Adjusted net loss attributable to common stockholders	$(7,878)	$(4,527)	$(18,974)	$(10,211)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net loss per share attributable to common stockholders
Basic and diluted – as reported	$(.24)	$(.17)	$(.59)	$(.48)
Basic and diluted – adjusted	$(.24)	$(.17)	$(.62)	$(.49)

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

As of January 31, 2006, (a) a total of 7,615,942 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive. As of January 31, 2005, (a) a total of 6,023,257 outstanding stock options and common stock warrants and (b) 6,666, 1,900 and 33,000 outstanding shares of Series A, D and E Convertible Preferred Stock, respectively, were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the nine month period ended January 31, 2006, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2005	27,696,800
Conversion of preferred stock	2,734,017
Exercise of common stock warrants and options	1,439,626
Shares issued from employee stock purchase plan	20,985
Shares issued in payment of interest on the Debentures	200,600
Shares issued for acquisition of business	506,527
Balance as of January 31, 2006	32,598,555

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $7,599,000 for the nine months ended January 31, 2006.

Equity Method Investments

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, our share of the earnings or losses of the investee company is recognized and  is reflected in the condensed consolidated statements of operation in the caption “Equity in earnings of investee.”  The carrying value of the investment is reflected in the condensed consolidated balance sheet in the caption “Equity in net assets of investee.”

New Accounting Standards

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 05-02 The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 (“EITF 05-02”). The abstract clarified the meaning of “conventional convertible debt instruments” and confirmed that instruments which meet its definition should continue to receive an exception to certain provisions of EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). The guidance should be applied to new instruments entered into and instruments modified in periods beginning after June 29, 2005. The adoption of EITF 05-02 has not had a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). The EITF consensus noted that for the purpose of applying SFAS No. 109, Accounting for Income Taxes, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in

EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, Accounting Changes and Error Corrections, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. We will adopt the guidance in EITF 05-08 for our quarter ending April 30, 2006. We are currently assessing the impact that adoption of EITF 05-08 will have on our consolidated financial statements.

In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 8% Convertible Debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	January 31, 2006	April 30, 2005
Finished goods	$672	$565
Work in process	178	701
Materials and supplies	372	284
Total inventories	$1,222	$1,550

Property and equipment

Property and equipment consist of the following (in thousands):

	January 31, 2006	April 30, 2005
Office furniture and equipment	$320	$264
Vehicles	175	—
Production equipment	5,424	5,579
Leasehold improvements	652	396
Construction in process	804	814
	7,375	7,053
Accumulated depreciation and amortization	(2,455)	(1,464)
Total property and equipment, net	$4,920	$5,589

NOTE 4 –SEGMENT INFORMATION

We currently have four reportable segments: homeland security products, security services, semiconductor products and services and life sciences. Our homeland security products segment is currently marketing and developing certain trace and bulk detection technologies. Our security services segment provides advanced security and investigative services. Our semiconductor products and services segment (formerly called the “semiconductor materials and products” segment) manufactures and reclaims silicon wafers, sells SOI wafers and is involved in several research and development projects including silicon-28. Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications. Our segments are strategic business units, each of which consists of similar products or services. They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers. The homeland security products segment and the security services segment were previously combined in the homeland security segment, but have been individually identified commencing with the three months ended January 31, 2006, due to management focus now being devoted to each segment individually . Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment. Prior period amounts have been reclassified to conform to current period presentation.

Information by segment is set forth below (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Segment revenues:
Homeland security products	$—	$—	$35	$—
Security services	3,457	—	9,090	—
Semiconductor products and services	1,803	739	3,825	1,982
Life sciences	1,220	1,609	4,436	5,716
Total	$6,480	$2,348	$17,386	$7,698

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Segment operating loss:
Homeland security products	$(1,183)	$(1,049)	$(2,587)	$(1,063)
Security services	(117)	—	(79)	—
Semiconductor products and services	(900)	(2,450)	(4,374)	(5,058)
Life sciences	(293)	45	(502)	10
Reconciling amounts	(2,680)	(870)	(5,034)	(2,546)
Total	$(5,173)	$(4,324)	$(12,576)	$(8,657)

	January 31, 2006	April 30, 2005
Total assets:
Homeland security products	$938	$206
Security services	6,017	—
Semiconductor products and services	6,862	6,356
Life sciences	2,204	2,432
Reconciling amounts	5,324	22,187
Total	$21,345	$31,181

NOTE 5 –EQUITY METHOD INVESTMENT

On December 1, 2005, we increased our equity ownership interest in Institut fur Umwelttechnologien GmbH (“IUT”), an entity located in Germany, from approximately 8% to 30% in exchange for cash consideration of approximately $336,000 (EUR 284,400). The Share Transfer Agreement also contemplates a potential further capital increase for IUT in the cumulative amount of approximately $230,000, of which approximately $70,000 would be required to be contributed by us in order to retain our 30% ownership interest. If the IUT shareholders approve the potential capital increase, we would have the right to fulfill our obligation by contribution of our common stock in lieu of cash. The other IUT shareholders would have the right to fulfill their respective obligations by contribution of their respective outstanding shareholder loans in lieu of cash. As of January 31, 2006, no additional capital contributions have occurred.

We are now able to exert significant influence, but not control, over the operations of IUT and, accordingly, we are applying the equity method of accounting for the investment. Prior to the December 2005 equity purchase, the investment was accounted for under the cost method. An adjustment to prior period financial statements to restate our then-held investment from the cost method to the equity method would not be material. As of January 31, 2006, the difference between the carrying value of the IUT investment and the amount of underlying equity in the net assets of IUT is $126,000. We will monitor our investment in IUT and recognize, if ever existing, a loss in value which is other than temporary.

In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years. The work is being funded in steps and is based upon the completion of various milestones, as defined. We have no obligation to fund any work under this agreement unless we have approved such effort. We funded approximately $535,000 and $1,192,000 under this agreement during the three and nine months ended January 31, 2006, respectively (and a total of $1,689,000 since entering into the agreement in June 2004). All funded amounts have been included as research and development in the condensed consolidated statement of operations. Additionally, IUT produces carbon-14 precursors for us that we resell in the market place. Total purchases from IUT for this product during the three and nine months ended January 31, 2006 were $15,000 and $327,000, respectively and during the three and nine months ended January 31, 2005 were $100,000 and $406,000, respectively.

NOTE 6 – DEVELOPMENT AND LICENSING AGREEMENT

On December 5, 2005, we approved a development plan that resulted in us becoming obligated under a Development & Licensing Agreement (the “Agreement”) entered into with Lucent Technologies, Inc. (“Lucent”) in September 2005. Under that Agreement, the two companies will endeavor to develop a next-generation infrared imaging and night vision surveillance technology at Lucent’s micro electro-mechanical systems and nanotechnology fabrication facility. The Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Agreement. In exchange for this license, we will fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000. We paid $2,000,000 under this agreement during the nine months ended January 31, 2006 (of which 1,666,667 was charged to research and development expense during the three months ended January 31, 2006). The balance will be paid in $1,000,000 increments approximately every three months thereafter. These development payments will continue to be expensed to research and development expense as the expenses are incurred. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. When, if ever, commercial sales of developed products commence, a royalty payment based on revenue will be due Lucent (subject to a minimum semi-annual cumulative royalty payment amount). Additionally, if Lucent expends substantial sales effort to accomplish a sale, we will also pay them a sales referral fee based on revenue. Lastly, in order to retain the exclusivity of our license for the developed technology, we have agreed to pay an annual exclusivity payment commencing the October 1 next following the first commercial sale or the end of the development project.

NOTE 7 – ACQUISITION OF PROTECTION PLUS SECURITY CORPORATION

On May 16, 2005, we signed and completed an agreement to acquire Protection Plus Security Corporation (“PPSC”), a New York City based corporation that primarily provides armed and unarmed security personnel.  It also provides electronic security systems, armed escort couriers, executive bodyguards, video/electronic surveillance, mobile vehicle patrols, special event security and VIP escorts. PPSC’s investigative solutions include communications security, eavesdropping/espionage countermeasures, industrial sabotage investigations, employment investigations and a range of forensic services such as voice and handwriting analysis, DNA testing and drug screening. Some of the services are provided on an outsourced basis.

We acquired all of the outstanding equity securities of PPSC for a total price of $3,792,000.  Of the purchase price, we paid $2,500,000 in cash and issued 506,527 shares of our restricted stock to the sellers.  The number of shares issued was based on $1,125,000 (per the stock purchase agreement) divided by the average closing bid price on the Nasdaq Small Cap Market on each of the ten consecutive trading days ending four business days prior to the closing ($2.22 per share). The issued shares were then valued under purchase accounting using a measurement date of May 16, 2005, the day the acquisition was contractually agreed to and also consummated. The closing bid price for our common stock on the Nasdaq Small Cap Market on the measurement date was $2.55 per share, yielding a valuation of the shares issued for the acquisition of $1,292,000. We paid the purchase price to the two owners of PPSC, each of whom represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and without a view toward further distribution.  In addition, we paid $98,000 in legal and accounting fees and we have a remaining receivable from the seller for $21,000. These payments, net of the seller reimbursement, increased the effective purchase price that was allocated to the acquired tangible and intangible assets.

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

The following table summarizes (in thousands) the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Included in the table below is a net increase to goodwill of $38,000 relating mainly to the adjustment of preacquisition contingencies that have been recently settled. While we believe the purchase accounting associated with this transaction to essentially be complete, there is always the possibility that it may be subject to refinement.

Current assets	$1,473
Property and equipment	11
Intangible assets - customer base	431
Goodwill	3,631
Total assets acquired	5,546
Current liabilities	(1,445)
Long-term liabilities	(259)
Net assets acquired	$3,842

The $3,631,000 of goodwill was assigned to the security services segment and is expected to be deductible for tax purposes. The $431,000 of intangible assets relates to the acquired customer base and is being amortized ratably over its estimated life of three years. As of January 31, 2006, the unamortized balance of the intangible asset is $329,000. There was no in-process research and development acquired in this transaction.

The following table summarizes our results of operations for the three and nine months ended January 31, 2006 and 2005, as if the acquisition of PPSC had occurred on May 1, 2005 and 2004, respectively. There have been no adjustments made to the historical results of PPSC.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
Revenues	$6,480	$6,634	$17,900	$18,721
Net loss attributable to common stockholders	$(7,661)	$(4,099)	$(18,170)	$(9,538)
Net loss per share attributable to common stockholders – basic and diluted	$(.24)	$(.15)	$(.59)	$(.45)

NOTE 8 –ASSETS HELD FOR SALE

During the first quarter of fiscal year 2006, management committed to a plan to sell specific production equipment in our semiconductor products and services segment. Based on ongoing analysis of the semiconductor operations, these assets were deemed to be excess equipment or incompatible with the future direction of the segment’s operations. We have listed these assets for sale and are actively attempting to sell them. Immediately prior to the decision to sell the assets, the equipment had a cumulative net book value of approximately $1,026,000. Certain assets have been written down to their fair value, less selling costs, yielding an impairment loss on assets held for sale in the amount of $398,000. The assets held for sale are now classified in current assets at the lower of their book value or fair value, less selling costs, in the cumulative amount of $628,000. During the nine months ended January 31, 2006, none of the assets held for sale were sold.

NOTE 9 – EQUITY

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

Convertible Preferred Stock

As of January 31, 2006, there are no outstanding shares of any series of our preferred stock, but there remain 2,500,000 shares designated as Series B Preferred Stock, 22,000 shares designated as Series C Preferred Stock, 32,950 shares designated as Series D Preferred Stock and 33,000 shares designated as Series E Preferred Stock. Subject to the approval of the board of directors, the designation of rights, preferences, privileges and restrictions of the Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock will be cancelled by filing an amendment to our articles of incorporation with the California Secretary of State and thereby be returned to undesignated “blank check” preferred stock. Our authorized preferred stock balance as of April 30, 2005, has been amended from 7,622,516 previously reported to 7,656,666 in order to recognize the impact of California state law (our state of incorporation) on our authorized preferred stock balance.

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

On May 19, 2005, the remaining 800 shares of Series D Convertible Preferred Stock (“Series D Stock”) were converted into 72,727 shares of common stock. As a result, as of January 31, 2006, there were zero shares of Series D Stock outstanding.

On July 27, 2005, 23,000 shares of Series E Convertible Preferred Stock (“Series E Stock”) were converted into 1,854,838 shares of common stock. On October 19, 2005, the remaining 10,000 shares of Series E Stock were converted into 806,452 shares of common stock. As a result, as of January 31, 2006, there were zero shares of Series E Stock outstanding.

Warrant Amendments

On June 17, 2005, we extended the expiration date of the Class B and C Warrants from December 31, 2005, to December 29, 2006, via an amendment to the warrant agreements. There were no other changes made to the terms and conditions of the warrant agreements. The holders of these warrants were unable to exchange the warrants for registered shares of our common stock between October 2004 (at which time the underlying registration statement was no longer current) and August 24, 2005 (at which time a post-effective amendment to the registration statement gained effectiveness). In October 2004, we originally attempted to file a post-effective amendment to the respective registration statement, but we were unable to do so because our former auditor, Grant Thornton LLP, was unwilling to consent to the inclusion of its report on our April 30, 2004 and 2003, financial statements in the post-effective amendment. During the three months ended July 31, 2005, we recorded a non-cash operating expense in the condensed consolidated statement of operations in the amount of approximately $297,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

During the nine months ended January 31, 2006, 362,011 Class B Warrants were exercised which yielded proceeds of $543,000. Upon exercise of a Class B Warrant, a holder is provided one share of common stock and one Class C Warrant. No Class C Warrants were exercised during the nine months ended January 31, 2006.

On December 29, 2005, we extended the expiration date of certain warrants to purchase 232,500 shares of common stock at an exercise price of $1.25. The warrants were initially issued in a financing transaction and the holder of the warrants had, for a period of time as described in the Class B and C Warrant disclosure above, an inability to exercise the warrants for registered shares of our common stock. The expiration date of the warrants was extended from December 31, 2005, to December 29, 2006. There were no other changes made to the terms and conditions of the warrant agreements. During the quarter ended January 31, 2006, we recorded a non-cash operating expense in the statement of operations in the amount of approximately $213,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

NOTE 10 – EQUITY INSTRUMENTS ISSUED FOR SERVICES

In September 2005, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant (valued at $152,000 using the Black-Scholes pricing model) to purchase 100,000 shares of common stock at $2.81 per share. The common stock warrant vested immediately, expires on September 8, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of one year. As of January 31, 2006, $63,000 has been expensed to selling, general and administrative expenses.

In September 2005, we entered into a consulting agreement with an individual to provide management services in our semiconductor products and services segment, whereby we issued a common stock warrant (valued at $75,000 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $2.84 per share. The common stock warrant vested immediately, expires on August 16, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of eight months. As of January 31, 2006, $47,000 has been expensed to selling, general and administrative expenses.

NOTE 11 – CONVERTIBLE DEBENTURES

On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures in the aggregate principal amount of $22,000,000 and common stock warrants (collectively, the “Warrants”) granting the right to purchase a total of 1,540,000 common shares. The Debentures are convertible by the holders into shares of our common stock at any time and at a conversion price of $5.00 per share (the “Conversion Price”). This Conversion Price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the Debenture agreement. The Warrants are exercisable for a period of three years and at an exercise price of $6.25 per share. Under specified conditions, including the lack of an effective registration statement for the underlying shares, and after a period of one year from issuance, the Warrants may be exercised by means of a cashless exercise. This provision permits the warrant holder to cancel a portion of the warrants at the then current share price to receive the balance of the warrants in common stock without payment to us. Further, the Warrants contain a ratchet provision triggered by a subsequent equity sale. Under this provision, the warrant exercise price would be reduced to the effective price per share (or effective exercise price per share) of the subsequent equity sale. Concurrently, the number of warrants would be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment.

Interest on the Debentures was payable quarterly at the end of each calendar quarter until March 1, 2006, at which time all accrued and unpaid interest is now payable the 1st day of each calendar month thereafter.

The Debentures are required to be reduced by 1/12th per month beginning March 1, 2006. The Debentures will mature on February 28, 2007. We may not prepay the principal amount of the Debentures without the consent of the holders.

Both the principal and interest are payable, at our option, in common stock or cash, subject to various requirements. If we choose to make a scheduled principal payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then Conversion Price or 88% of the average of the ten final bid prices ending on the trading day immediately prior to the monthly redemption date. If we choose to make a scheduled interest payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then Conversion Price or the lesser of (i) 90% of the average of the twenty final bid prices ending on the trading day immediately prior to the applicable interest payment date or (ii) 90% of the average of the twenty final bid prices ending on the trading day immediately prior to the date the applicable interest payment shares are issued and delivered if after the interest payment date.

Having met all requirements to allow us to do so, we elected to make the quarterly interest payment due on September 30, 2005, in shares of our common stock. Accordingly, we issued 200,600 shares of common stock in settlement of our interest obligation for the quarter ended September 30, 2005. A charge in the amount of $506,000 was recorded as interest expense related to the share issuance, an amount that represents the fixed monetary amount of the interest obligation when settled in stock (as opposed to a fixed monetary amount of $455,000 if the interest payment had been made in cash). The December 31, 2005, interest payment was made in cash. See Note 14 – Subsequent Events for additional information about payments made in shares of our common stock.

The Debentures are now redeemable at our option, in whole or in part, if the closing prices for any twenty days in a thirty consecutive trading day period (such period commencing after February 25, 2006) exceeds 150% of the then Conversion Price.

The Debentures and the Warrants have certain limitations on our ability to issue shares to the holders of the Debentures and Warrants (the Holders). Under the terms of the Debentures and the Warrants, we are prohibited from issuing shares of our common stock to the holders of the Debentures (upon conversion, in payment of interest, or in redemption or payment of the Debentures) and the Warrants (upon exercise) if:  (a) the issuance would result in any Holder owning more than 4.99% of our outstanding common stock (although the holders can waive this provision upon more than 60 days’ notice to us) or (b) the issuance would result in more than 5,514,601 shares having been issued pursuant to the Debentures and the Warrants (19.999% of the total number of shares outstanding on February 24, 2005) unless our shareholders have approved the transaction as required by the Nasdaq rules. As our shareholders approved the transaction on October 25, 2005, the 19.999% contractual limitation as to the number of shares that can be issued is no longer be applicable, although the 4.99% limitation will continue to be applicable until (if ever) waived by a the respective Holder. Waiver by one Holder does not eliminate the provision as to all Holders.

As a result of a freestanding registration rights agreement, we had an obligation to register the shares underlying the Debentures and Warrants (the registration statement became effective on July 26, 2005) and have a continuing obligation to keep the registration statement continuously effective. Failure to meet this obligation, as defined, will result in our incurring liquidated damages in the amount of 1.0% of the principal amount of the purchase price per month for any shares derived from the Debentures or Warrants and then held by each of the holders of the Debentures at the time liquidated damages are payable.

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

We evaluated the embedded conversion feature in the Debentures and concluded that the feature does not require classification as a derivative instrument because the feature would be classified in equity if it were a freestanding instrument and, therefore, meets the scope exception found in SFAS 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Included in this evaluation is the conclusion that the Debentures meet the definition of “conventional convertible debt instrument” and, therefore, the embedded conversion feature is not subject to the more onerous provisions of EITF 00-19. Further, we evaluated the detachable Warrants and concluded that the warrants also meet the scope exception found in SFAS 133 and, therefore, are appropriately classified in equity. Lastly, we evaluated the freestanding registration rights agreement (discussed above) and concluded that it meets the definition of a derivative instrument under SFAS 133. The fair value of this derivative liability is immaterial based on a probability-weighted, discounted cashflow evaluation of its terms.

We allocated the proceeds received between the Debentures and the Warrants based on the relative fair value of each instrument. The $3,525,000 allocated to the Warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the Debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the Debentures. As a result, we determined that the value of the beneficial conversion feature (based upon a $5.00 conversion price) contained in the Debentures to be $1,720,000. This amount was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the Debentures. The cumulative discount on the Debentures as originally booked is being amortized to interest expense over the term of the Debentures using the effective interest method at an effective interest rate of 19%. During the three and nine months ended January 31, 2006, $925,400 and $2,633,000, respectively, of this discount on the Debentures were amortized to interest expense. At January 31, 2006, the unamortized original discount on the Debentures is $2,071,000.

We believe it is probable that we will repay the principal portion of the Debentures in common stock instead of cash. As such, we are accreting the aggregate Debentures balance in our condensed consolidated balance sheet to the fixed monetary amount of the obligation when settled in common stock. When paid in common stock, the fixed monetary amount of principal repayment is $25,875,000, as opposed to $22,770,000 if paid in cash, the difference being due to the aforementioned fixed discount applied to the price of our common stock in the calculation of the number of common shares due for each principal payment, as defined. As a result, for the three months ended January 31, 2006, we recorded additional interest expense of $893,000, representing the increased accretion resulting from the probable repayment of the Debentures principal in common stock.

In connection with completing the financing arrangement, we paid a placement agent (i) a 6.5% fee consisting of $660,000 and a $770,000 convertible debenture and (ii) a Common Stock Purchase Warrant granting the right to purchase 53,900 shares of common stock (valued at $142,000 using the Black-Scholes pricing model). The convertible debenture and related debt issuance cost was measured at the fair value of the convertible debenture, $745,000. The total debt issuance costs of $1,547,000 were capitalized and are being amortized to amortization of debt issuance costs over the life of the convertible debenture using the effective interest method. During the three and nine months ended January 31, 2006, $272,000 and $773,000, respectively, of the capitalized debt issuance costs were amortized to expense. At January 31, 2006, the unamortized debt issuance cost is $608,000. The terms of both the convertible debenture and the warrant are the same as those for the accredited investors, as described above. The discount on the convertible debenture is being amortized to interest expense over the term of the convertible debenture using the effective interest method.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

As of January 31, 2006, we had commitments outstanding for capital expenditures of approximately $474,000.

On March 25, 2005, Prime International Equities, LLC (“the Plaintiff”) filed a complaint against us in the United States District Court for the District of Colorado (Civil Case No. 05-F-562 (BNB). On October 31, 2006, a settlement agreement was signed in which no liability or wrongdoing was admitted. In return for dismissal of the complaint, we paid the Plaintiff $50,000 and issued a common stock warrant (valued $109,000 using the Black-Scholes pricing model) to purchase 120,000 shares of common stock at $2.40 per share. The common stock warrant vested immediately, expires on December 29, 2006, and was recorded as a selling, general and administrative expense in the three months ended October 31, 2005. Further, the common stock warrant includes a registration rights clause whereby we have agreed to use our best efforts to include the common stock underlying the warrant in a registration statement by not later than May 31, 2006.

NOTE 13 - RELATED PARTY TRANSACTIONS

In conjunction with the acquisition of PPSC, we retained the services of both the former owners in an employment relationship. PPSC continues to lease premises partially owned by one of these individuals. The lease term is for the four-year period ended May 15, 2009. Annual rent payments are $48,000 in each of the four years of the lease term. Additionally, we reimburse the landlord 80% of the costs incurred by the landlord for taxes, maintenance of common areas and fire and hazard insurance as well as the entire amount of the premium incurred for rental loss insurance.

NOTE 14 - SUBSEQUENT EVENTS

Having met all requirements to allow us to do so, we elected to make the principal and interest payment due for our Debentures on March 1, 2006, in shares of our common stock. Accordingly, we issued a total of 1,347,361 shares of common stock in settlement of (1) our repayment of 1/12 of the original principal balance (an amount of $2,156,000 which represents the fixed monetary amount of the payment when made in stock, as opposed to a fixed monetary amount of $1,897,000 if the payment had been made in cash) and (2) our interest obligation for the two months ended March 1, 2006. In our condensed consolidated statement of operations for the three months ended January 31, 2006, a charge in the amount of $169,000 was recorded as interest expense related to the share issuance, an amount that represents the fixed monetary amount of the January 2006 interest obligation when settled in stock (as opposed to a fixed monetary amount of $151,800 if the interest payment had been made in cash). We have notified the holders of the Debentures that we intend to make the April 1, 2006, principal and interest payment in shares of our common stock.

On March 9, 2006, holders of our Debentures converted outstanding principal in the amount of $9,000,000 into 6,206,899 shares of our common stock. We gave the holders of all Debentures the right to convert a portion or their entire principal amount into shares of our common stock at a temporary conversion price of $1.45 per share (a reduction from the prior conversion price of $5.00 per share). At the close of business on March 8, 2006, the closing price for our common stock was $1.64 per share. Additionally, we issued 10,034 shares of our common stock in payment of interest then due on the converted principal amount. As a result of the conversion, there remain outstanding convertible debentures with a principal amount of $11,872,500.

The conversion will result in a charge to our statement of operations in the fourth quarter of our fiscal year 2006. However, determination of the amount of the charge has not yet been concluded.

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

Homeland Security

In October 2004, we formed a new subsidiary, Isonics Homeland Security and Defense Corporation (“HSDC”), to focus and consolidate our efforts in the homeland security sector. These efforts include entry into the security service market, acquisition and development of certain trace and bulk detection technology that can be used to detect various types of explosives and/or chemical agents, the launch of a partnership to provide intelligent digital video solutions and the entering into an agreement with an established partner to develop innovative infrared imaging technology. Each of these efforts are discussed below:

•                  Security Services - In May 2005, we acquired PPSC, a provider of a wide range of security-related services, including armed escort personnel, electronic security systems, mobile vehicle controls, forensic analysis, communications security and other security expertise. Since the effective date of the acquisition, PPSC has delivered significant revenue ($9,090,000, although the pro forma amount would have been approximately $9,604,000 if the acquisition had occurred on May 1, 2005) and gross margin of approximately 23%. Although the segment has generated an operating loss through the nine months ended January 31, 2006, of $79,000, this amount is inclusive of amortization of acquisition-related customer intangibles in the amount of $102,000 and also includes incremental investment in personnel specifically focused on selling to the government sector of the Unites States. Further, we believe that the acquisition of PPSC provides us with a deep source of knowledge and contacts within the homeland security space and that it is capable of providing key insight for the development of our next-generation products along with successful marketing and sales processes.

In August 2005, PPSC secured over approximately $4,800,000 in cumulative new contracts for six private sector customers for security services to be performed throughout the United States. The contract terms range from one to three years in length and expected incremental revenue for fiscal year 2006 is approximately $1,200,000. In January 2006, PPSC secured Forbes, Inc. and the National Basketball Association as customers in the metropolitan New York area. Further, though currently PPSC does not have government service contracts, in July 2005 PPSC was awarded a GSA federal supply schedule under which PPSC can and has begun to pursue government service contracts. While we believe that we will be successful in acquiring government service contracts in fiscal year 2006, we can offer no assurance that we will be able to do so. Current PPSC activities in business integration, customer retention, customer solicitation and customer expansion are on pace with our integration plan.

•                  Detection Technology – Our efforts are currently focused on two detection technologies, as follows:

Ion Mobility Spectroscopy (“IMS”) – IMS is a “sniffer” technology originally developed by IUT, the German entity in which we recently increased our minority ownership position to 30%. During the three months ended January 31, 2006, we ramped up our marketing and sales efforts of EnviroSecure™, a new system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings. Available for immediate sale and installation, our system is designed to continuously monitor the air and immediately detect and identify harmful substances at the parts per billion (ppb) level, providing warning of a possible attack in a matter of minutes. Earlier generations of this product have been in continuous use at the German parliament building since 1999, effectively monitoring the air for toxic substances and chemical weapons. This turnkey solution would include system design, engineering, hardware, software, installation, training and maintenance. It is anticipated that the EnviroSecure™ system could be installed and become fully operational within three to nine months, though the time frame will vary depending on the size and complexity of each installation. While we have not yet made any sales of this product, the product is available for sale, and we continue to focus our efforts on marketing and customer engagement.

Through our ongoing funding of research and development efforts at IUT, we continue to explore other commercial applications for our IMS technology, including efforts to decrease the size and weight of the IMS units to a form factor that would allow portability. Additionally, in November 2005 we signed a development agreement with DualDraw LLC (“DualDraw”), a manufacturer of air quality equipment. We have jointly agreed to create and test a prototype that combines our IMS based technology with DualDraw’s Mailroom Inspection Workstations, a downdraft workstation that keeps toxic substances away from the breathing zone of mailroom workers who are sorting or opening mail and captures such substances with a HEPA filtration system. The incorporation of our IMS capability would provide an alarm if toxic or explosive substances are detected. A prototype of the product has been completed and is expected to be introduced to the industry and exhibited at the 2006 National Postal Forum, April 2-5 in Orlando, Florida. Though our intention is to introduce additional commercial IMS products in calendar 2006, we can offer no assurances that we will be able to do so.

Neutron based detection - We have developed a hand-held explosive detection device named “NeutroTestTM.”  We had earlier projected that we expected to have a NeutroTestTM product available for international sales in late second calendar quarter and for United States sales in the third calendar quarter of 2005, respectively. As expected, we completed the sale of two, first-generation units to a German entity in June 2005, although we have not completed any subsequent sales in Europe or the United States. Feedback on the performance of these two units has been positive and has also included product enhancement recommendations. We have taken the feedback from our initial international sales of the first-generation NeutroTestTM and have implemented them into our second-generation units, one of which is now available in the United States for customer demonstrations. Our marketing plan for the second-generation NeutroTestTM product includes targeting potential United States based customers to which we will demonstrate the value of NeutroTestTM. To facilitate this plan, we have reached an agreement with a third party to establish a fully licensed customer demonstration and training facility in the United States. One issue that has impeded the sales process is the regulatory and licensing requirements regarding the neutron-generation source, generally a radioisotope, whereby both our company and the customer must meet certain criteria in order to possess and use the radioisotope for its intended purpose. Though we believe the regulatory and licensing requirements can be met by both, these requirements will likely limit the customer based for our NeutroTestTM product to government and military entities and , possibly, large organizations with the resources to meet the licensing requirements. We can make no assurances that we will be able to successfully mitigate the requirements to the extent required for broad-based market acceptance of the NeutroTestTM product. The development of second-generation functionality, implementation of the domestic marketing plan and addressing the existing aforementioned regulatory requirements have been the focus of activities in the third and fourth quarters of calendar year 2005, and we expect to continue these efforts in the first and second quarters of calendar year 2006. Although we have continued research and development funding of both the IMS and neutron-based detection technologies, we expect that future funding decisions will place a higher emphasis on IMS-based applications.

•                  Intelligent Digital Video Solutions – In February 2006, we entered into an agreement with Intelligent Security Systems, Inc. (“ISS”), a developer of innovative video security technology, to offer a range of intelligent video security solutions for the homeland security market. These solutions integrate proprietary technology to provide advanced security applications in addition to standard digital video monitoring, including facial recognition, iris recognition, object tracking, body tracking and behavior recognition and license plate recognition. ISS-based video surveillance solutions have been previously successfully deployed globally in the homeland security market. Available for immediate order, our initial efforts have been focused on marketing and customer engagement.

•                  Infrared Imaging Technology – On December 5, 2005, we approved a development plan that resulted in us becoming obligated under a Development & Licensing Agreement entered into with Lucent in September 2005. Under this Agreement, the two companies will endeavor to develop a next-generation infrared imaging and night vision surveillance technology based on research by Lucent’s Bell Labs micro electro-mechanical systems (“MEMS”) and nanotechnology fabrication facility. Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes, and threat detection devices used to identify concealed weapons or explosives. The MEMS approach to infrared imaging, if successful, may lead to products which are higher performance at a lower power consumption than products currently available in the marketplace today. Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process. The development plan contemplates a proof-of-concept within 12 months, followed by steps towards commercialization, though we can provide no assurances that a commercially attractive product will ultimately be available.

The Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Agreement. In exchange for this license, we will fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000. We paid $2,000,000 under this agreement in the nine months ended January 31, 2006. The balance will be paid in $1,000,000 increments approximately every three months thereafter. We have the right to terminate the development project for any reason (including if the development work is not proceeding up to our expectations) from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. Additionally, upon the commencement of commercial sales, if ever, we would be obligated to pay royalties based on revenue, potentially a sales referral fee based on revenue and also an annual exclusivity payment to maintain our exclusive rights to the developed technology.

Semiconductor products and services

Our semiconductor operations, based in Vancouver, Washington, showed continued substantial operational and financial improvement for the three months ended January 31, 2006, though still generating an operating loss and negative cash flow. In an effort to reduce historical negative financial results, in April 2005 we began the process to realign our business whereby we planned to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter large-diameter and SOI products. The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are substantially greater than those associated with the small diameter market. As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 48% of segment revenue for the three months ended January 31, 2006 ($859,000 in revenue), an increase from approximately 1% of segment revenue for the three months ended July 31, 2005, and approximately 31% for the three months ended October 31, 2005. Also, revenue from SOI products has increased to approximately $108,000 for the three months ended January 31, 2006, from approximately $66,000 for the three months ended July 31, 2005. Additionally, there has been a focus on processing efficiency and effectiveness, which has resulted in increased processing yields. Further, we have continued to gain new customers and are also in the process of attempting to qualify our product at others. We have successfully completed the first phase of qualification for the supply of 300mm wafers to two leading global semiconductor industry participants. If the second phase of either or both qualifications is successfully completed, we expect to begin recognizing additional revenue from these customers in quarters subsequent to successful qualification. However, we can offer no assurances that we will ultimately successfully qualify for either or both of the aforementioned customers, as well as any others.

As a result, while the segment generated an operating loss of $900,000 for the three months ended January 31, 2006, this operating loss is approximately 37% less than that experienced for the three months ended October 31, 2005 ($1,420,000), and approximately 63% less than that experienced in the comparative quarter of our fiscal year 2005 ($2,450,000). The operating loss of $4,374,000 for the nine months ended January 31, 2006, is approximately 14% less than the comparable period in fiscal year 2005 ($5,058,000), and includes an impairment charge of $398,000 related to certain production equipment that was no longer necessary under the new business plan. We continue to monitor the situation closely and, while we believe that our realignment of the business has enhanced our chances to reach profitability in the future and that we will continue to see improving financial results in the segment, the overall process will take time and there are no assurances that profitability will be reached.

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

At the present time, our life sciences division is being adversely affected by increased domestic and international competition. The oxygen-18 market continues to be dynamic and volatile. Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product. The market is currently in a surplus state and we expect it to be so for several years to come. Prices have declined over 50% from highs of approximately three years ago. Our average selling price for oxygen-18 during our third quarter of fiscal year 2006 has decreased approximately 9% from that received during our previous quarter and approximately 36% from that received in the comparable period in the prior year. Additionally, this average selling price is likely in excess of the spot rate in the market due to the advanced pricing agreements we have with certain customers. As such, additional price erosion may be expected. In an attempt to offset the degradation of the oxygen-18 market, we are expanding into other areas, such as actinium-225 and indium-111. While we don’t expect these isotopes to contribute materially to our revenues in fiscal year 2006, this expansion is indicative of our business goal to broaden revenue beyond the concentration found in a few, core products (mainly oxygen-18).

In addition, our international radioisotope business experienced rising supplier prices in a market that is highly price-sensitive. In an effort to reduce costs, in the prior quarter we took the steps necessary to close our European trading office by the close of our fiscal year ending April 30, 2006. During the three months ended January 31, 2006, our ability to pass on these increasing supply prices to our customers has proven to be problematic as our customers have access to radioisotope supply from other entities. In response, we concluded that continuing the sales operations formerly of our European trading office was not an economically viable business and thus we terminated sales activity with the existing customer base. Revenue from our international isotope trading business was $348,000 for the three months ended January 31, 2006, reduced from a historical run rate of approximately $600,000 per quarter. We do not anticipate material, if any, revenue from this business in future quarters. For our life sciences business in the aggregate, as with all our reportable segments, we continually monitor business conditions and marketplace changes and evaluate all investment, divestiture and other strategic options.

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

We have not received any requests for additional information from either the SEC or NASDAQ during the last thirteen months and to the best of our knowledge, these issues are behind us and we are moving forward.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data expressed as a percentage of revenues. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	94.2	127.9	98.3	123.4
Gross margin	5.8	(27.9)	1.7	(23.4)

Operating expenses:
Selling, general and administrative	45.4	108.6	49.8	69.8
Impairment loss on assets held for sale	—	—	2.3	—
Impairment of goodwill and intangible assets	—	37.3	—	11.3
Research and development	40.2	10.4	21.9	8.0
Total operating expenses	85.6	156.3	74.0	89.1
Operating loss	(79.8)	(184.2)	(72.3)	(112.5)

Other income (expense), net	(38.4)	1.0	(31.7)	0.3
Loss before income taxes	(118.2)	(183.2)	(104.0)	(112.2)
Income tax expense	—	—	—	—
NET LOSS	(118.2)%	(183.2)%	(104.0)%	(112.2)%

Revenues

Revenues increased during both the three and nine months ended January 31, 2006, as compared to the same periods of our prior fiscal year. Revenues from both our security services and semiconductor products and services segments did reflect an increase during these periods as compared to revenues from our life sciences segment which reflected a decrease, as described in the following table:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2006	2005	2006	2005
	$	$	$	$
Life sciences:
Domestic	872,000	981,000	2,905,000	3,690,000
International	348,000	628,000	1,531,000	2,026,000
Total life sciences	1,220,000	1,609,000	4,436,000	5,716,000
Homeland security products	—	—	35,000	—
Security services	3,457,000	—	9,090,000	—
Semiconductor products and services	1,803,000	739,000	3,825,000	1,982,000
Total	$6,480,000	$2,348,000	$17,386,000	$7,698,000

As a result of the acquisition of PPSC, we have significantly increased our revenues during the three and nine months ended January 31, 2006, and thus we significantly decreased our reliance on a few life sciences customers for a significant portion of our revenues.

•                  During the three months ended January 31, 2006, one security services customer comprised approximately 17% of revenues and one semiconductor products and services customer comprised approximately 12% of revenues as compared to the three months ended January 31, 2005, in which one life sciences customer accounted for 16% of revenues.

•                  During the nine months ended January 31, 2006, one security services customer comprised approximately 18% of revenues as compared to the nine months ended January 31, 2005, in which one life sciences customer accounted for 19% of revenues.

Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

The increase in revenue from the security services segment for the three and nine months ended January 31, 2006, was almost entirely due to the purchase of PPSC in May 2005. On a pro forma basis, assuming the acquisition of PPSC had occurred on May 1, 2005, homeland security revenue for the nine months ended January 31, 2006, would have been $9,604,000. While we anticipate that we will continue to grow revenue in this segment through new contracts signed by PPSC in the three months ended January 31, 2006 and subsequently, securing additional new security contracts in our PPSC subsidiary, retaining existing customers under contract currently with PPSC and by increasing our sales of detection technology, we cannot provide any assurance that we will be able to do so.

Our semiconductor products and services segment has experienced a rapid increase in revenue during fiscal year 2006. Revenues for the three months ended January 31, 2006, were 48% higher than revenues for the three months ended October 31, 2005, that were, in turn, 51% higher than revenues for the three months ended July 31, 2005. The increase is predominately due to the expansion of sales of higher-margin 300-millimeter products and services as well as, to a lesser degree, sales of SOI products. Our 300-millimeter business provided revenue of $859,000 and $1,240,000 for the three and nine months ended January 31, 2006, respectively. The nine months ended January 31, 2005, includes revenues and operating results from the EMG acquisition for only 226 days during the nine-month period as compared to a full nine months for the related period in fiscal year 2006. On a pro forma basis, assuming acquisition of the business and assets of EMG on May 1, 2004, the revenue for the first nine months of fiscal year 2005 would have been approximately $376,000 higher. While we believe that continued expanded focus on the 300-millimeter and SOI markets will allow us to continue to increase revenues in the future, we can provide no assurances that we will be able to do so.

While we continue to move forward with our development program and to pursue the establishment of a low cost supply of silicon-28, we did not receive a material amount of revenue in our 2004 or 2005 fiscal years or in the nine months ended January 31, 2006, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers. Therefore we do not anticipate any material amount of proceeds from silicon-28 product sales during fiscal year 2006, although we could respond to customer demand in a relatively short time frame. Our goal ultimately is to profitably (1) license our proprietary technology to other entities and/or (2) sell chemicals required for the production of epitaxial or bulk silicon-28 wafers and/or (3) produce epitaxial or bulk silicon-28 wafers for resale. The costs associated with maintaining this program are not significant.

The decrease in revenue from domestic isotope product sales for the three and nine months ended January 31, 2006, was primarily the result of a significant decrease in the unit price of our main isotope sold domestically, oxygen-18, which was partially offset by an increase in volume. Our average sales price for oxygen-18 for the three months ended January 31, 2006 was approximately 9% less than the prior sequential quarter and was 36% less than the comparable period in the prior fiscal year. Our average sales price for oxygen-18 for the nine months ended January 31, 2006 was approximately 35% less than the comparable nine-month period in the prior fiscal year. As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than any continuing decreases that may occur in the future market price for that product. The market for oxygen-18 in the United States is continuing to expand and we continue to actively bid to become the supplier for additional customers. However, we can offer no assurance that we will be able to increase oxygen-18 revenue in the face of the domestic and international competition in this market.

In January 2005 we commenced supplying limited quantities of actinium-225 for testing purposes. Actinium-225 is a radioisotope that is believed to be valuable in the treatment of certain cancers. Assuming our Russian business partners reach target production levels during fiscal year 2006, we believe that we will be able to nearly double the world’s supply of actinium-225 by the end of calendar 2006 to the extent required by the market. The nine months ended January 31, 2006, included minimal sales of actinium-225. In June 2005, we entered into an agreement with Central Radiopharmaceutical Services, Inc. of Buffalo, New York (“CRS”) for the joint production and marketing of certain radioisotopes with the first expected to be indium-111. While the projected revenues for these two radioisotopes are expected to be minimal (less than $100,000) for fiscal year 2006, we believe these to be important first steps in our effort to extend our distribution operations to provide more value-added products and to increase our share of the domestic radioisotope market to a meaningful number. We can, however, offer no assurance that we will be able to do so.

Our international radioisotope business experienced rising supplier prices in a market that is highly price-sensitive. In an effort to reduce costs, in the prior quarter we took the steps necessary to close our European trading office by the close of our fiscal year ending April 30, 2006. During the three months ended January 31, 2006, our ability to pass on these increasing supply prices to our customers has proven to be problematic as our customers have access to radioisotope supply from other entities. In response, we concluded that continuing the sales operations formerly of our European trading office was not an economically viable business and thus we terminated sales activity with the existing customer base. Revenue from our international isotope trading business was $348,000 for the three months ended January 31, 2006, reduced from a historical run rate of approximately $600,000 per quarter. We do not anticipate material, if any, revenue from this business in future quarters.

Gross Margin

Our gross margin increased during the three and nine months ended January 31, 2006, as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Dollar amount	$376,000	$(654,000)	$301,000	$(1,798,000)
Percent of revenues	5.8%	(27.9)%	1.7%	(23.4)%

For the three months ended January 31, 2006, we realized our second consecutive quarter of positive gross margin, which is also the second quarter of positive gross margin since our acquisition of the assets and business of EMG in June 2004. The increase in gross margin is due mainly to two factors:  (1) the impact of PPSC’s operations, which were acquired in May 2005 and (2) continued improvement in operations in our semiconductor products and services segment where there were improvements to gross margin on a dollar amount and on a percentage of revenues basis, though both metrics remain negative. In addition, the life sciences segment also contributed positive gross margin, though such gross margin as a percentage of revenue was reduced seven absolute percentage points from that experienced for the nine months ended January 31, 2005.

On a dollar basis, gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing. Our ability to positively impact consolidated gross margin will in a large part be dependent upon our ability to grow sales in our homeland security segments through increased sales of security services and detection products and in our semiconductor products and services segment through increased sales of 300-millimeter large diameter and SOI products. With the realignment of our business to focus on the higher margin 300-millimeter large diameter and SOI products, we believe that we have greatly enhanced our ability to increase our sales and related gross margin in these areas. As such, we anticipate that the gross margin from sales of semiconductor products and services (both in dollar value and as a percentage of revenues) will increase over time, though we can offer no assurance that the gross margin increase will occur.

On a percentage of revenue basis, in general we anticipate that the gross margin percentage in our security services segment will remain relatively stable. The gross margin percentage in our semiconductor products and services segment may be volatile based upon revenue growth achieved, if any. The gross margin percentage in the life sciences segment is expected to decrease due to the continued pricing pressure on oxygen-18 and on the substantial cessation of sales in the international isotope business. Lastly, the gross margin percentage on our homeland security products segment is likely also to be volatile as we attempt to increase revenue in that segment, though we can offer no assurances that we will be able to do so.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased as a dollar amount for the three and nine months ended January 31, 2006, as compared to the same respective periods of our prior fiscal year. On a percentage of revenues basis, selling, general and administrative expenses decreased for the three and nine months ended January 31, 2006, as compared to the same respective periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Dollar amount	$2,943,000	$2,550,000	$8,662,000	$5,371,000
Percent of revenues	45.4%	108.6%	49.8%	69.8%

The approximate $3,300,000 dollar increase in selling, general and administrative expenses for the nine months ended January 31, 2006, compared to the same period in the prior year is attributable to a combination of factors, including:

•                  approximately $2,200,000 directly related to the addition of PPSC’s operations in May 2005;

•                  a charge in the amount of $202,000 (of which $152,000 is a noncash item) related to the settlement of a lawsuit;

•                  a noncash charge in the amount of $510,000 related to the extension of the expiration dates of certain warrants;

•                  approximately $900,000 due to the increase in staffing and operations in the homeland security products segment;

•                  approximately $100,000 due to increased legal and accounting fees related to the filing of two registration statements during the nine months ended January 31, 2006, and to the reaudit of the fiscal year 2004 financial statements (the work was performed in fiscal year 2006) required due to Grant Thornton’s unwillingness to consent to the inclusion of its report for that fiscal year;

•                  approximately $100,000 due to the increase in other corporate headquarters expenses;

•                  offset by $669,000 in expense recognized in the prior year relating to warrants granted to homeland security advisory board members and other advisors.

We anticipate that we will increase our selling, general and administrative expenses during the remainder of fiscal year 2006 through anticipated increased marketing efforts for and operations in our homeland security products operations and semiconductor products and services segment. There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Impairment Loss on Assets Held for Sale

Our impairment loss on goodwill and intangible assets increased during the nine months ended January 31, 2006, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table (while there was no such charge in the three months ended January 31, 2006 and 2005, respectively):

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Dollar amount	—	—	$398,000	—
Percent of revenues	—	—	2.3%	—

The increase for the nine months ended January 31, 2006, resulted from operational decisions made related to the ongoing review and improvements underway in our semiconductor products and services segment. As part of this ongoing review and resulting operational changes, certain equipment was identified as excessive for our planned future operations. As a result, certain of the identified equipment whose book value exceeded estimated net realizable were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $398,000. The equipment has not yet been sold, but we expect that the equipment will be sold within the upcoming year.

Impairment of Goodwill and Intangible Assets

Our impairment loss on goodwill and intangible assets decreased during the three and nine months ended January 31, 2006, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Dollar amount	—	$875,000	—	$875,000
Percent of revenues	—	37.3%	—	11.3%

The prior year impairment of goodwill and intangible assets relates to the write off of $447,000 associated with the acquisition of the assets of EMG and $428,000 associated with the acquisition of technology from Silicon Evolution, Inc. No similar impairment charges have been recorded for the nine months ended January 31, 2006.

Research and Development Expenses

Our research and development expenses increased on both a dollar and a percentage of revenues basis during the three and nine months ended January 31, 2006, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Dollar amount	$2,606,000	$245,000	$3,817,000	$613,000
Percent of revenues	40.2%	10.4%	21.9%	8.0%

The dollar increase for the three and nine months ended January 31, 2006, is primarily related to an increase in research and development expenses associated with payments made to Lucent under our infrared imaging and night vision surveillance technology Development & Licensing Agreement as well as, to a lesser extent, our trace and bulk detection technology and semiconductor research and development work related mainly to various SOI processes. Consistent with our product development strategy, we are seeking to identify and evaluate new products in the homeland security operations as well as to bring existing technologies, including IMS-based products and NeutroTestTM, to a production-ready state. The majority of this research and development on trace and bulk detection technology is being performed by IUT and is related to IMS and neutron-based detection. In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years. The work is being funded in steps and is based upon the completion of various milestones, as defined. We have no obligation to fund any work under this agreement unless we have approved such effort. We funded approximately $1,192,000 under this agreement during the nine months ended January 31, 2006 (as compared to $247,000 during the nine months ended January 31, 2005, and a total of $1,689,000 since entering into the agreement in June 2004).

In December 2005, we approved a development plan with Lucent that obligated us under a Development & Licensing Agreement. Under that Agreement, we will endeavor to develop a next-generation imaging and night vision surveillance technology. The development plan contemplates a proof-of-concept within 12 months followed by steps towards commercialization, although we can provide no assurances that a commercially attractive product will ultimately be available. For the three months ended January 31, 2006, we recorded research and development expense of $1,667,000 (relating to payments made in the nine months ended January 31, 2006) and we may be obligated to pay an additional $1,000,000 per quarter in development funding for the next ten quarters. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. As such, assuming we continue with the development program, we expect our quarterly research and development expense for this purpose to remain elevated.

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

Other Income (Expense), net

Other Income (Expense), net decreased during the three and nine months ended January 31, 2006, as compared to the same periods of our prior fiscal year as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Dollar amount	$(2,488,000)	$23,000	$(5,509,000)	$16,000

The decrease for the three and nine months ended January 31, 2006, resulted primarily from interest charges and amortization of debt issuance costs related to our convertible debentures issued in February 2005. Included in the amount for the nine months ended January 31, 2006, is a noncash interest charge of approximately $3,526,000 related to the amortization of the debt discount on the convertible debentures and a noncash charge for amortization of debt issuance costs of $773,000. The amortization of debt discount increased for the three months ended January 31, 2006, as compared to the previous two sequential quarters, due to the additional amortization in the amount of approximately $900,000 related to the now probable repayment of the convertible debentures in discounted shares of our common stock. Also included in other expense for the nine months ended January 31, 2006, is the nominal 8% interest expense on the convertible debentures, of which $506,000 was paid in common stock and $910,000 was paid in cash. Lastly, interest income in the amount of $275,000 was earned that partially offset the cash and noncash interest expense.

We expect that our other expenses will be volatile based on the future timing of repayment , if ever, of the remaining convertible debentures (see the Liquidity and Capital Resources discussion below).

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

Net Loss

Our net loss increased during the three and nine months ended January 31, 2006, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2006	2005	2006	2005
Dollar amount	$(7,661,000)	$(4,301,000)	$(18,085,000)	$(8,641,000)

We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects. Further, the revenue increases must increase faster than any increases in operating and research and development expenses. We expect that our net loss will continue during at least the short term as we continue to pursue new revenue streams in our semiconductor products and services business and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business, including the commercialization of the IMS and NeutroTestTM technology and, eventually, the infrared imaging technology based on our Development & Licensing Agreement with Lucent. However, we can offer no assurances that the development and commercialization of these technologies will occur.

We anticipate that our operations during the remainder of fiscal year 2006 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by approximately $30,428,000 during the nine months ended January 31, 2006, from a working capital surplus of $17,991,000 at April 30, 2005, to a working capital deficit of $(12,437,000) at January 31, 2006. The decrease in working capital is due to a combination of factors, of which the significant factors are set out below:

•                  approximately $17,000,000 due to an increase in the current portion of the convertible debentures (which are payable at our option in cash or common stock, assuming all contractual requirements for payment in common stock are met – see discussion of convertible debenture repayment below);

•                  approximately $10,900,000 of cash consumed directly in operating activities (calculated as approximately $12,600,000 of cash used in operating activities, netted down by approximately $1,700,000 of the cash impact of changes in other current assets or liabilities included therein);

•                  approximately $2,500,000 of cash paid as part of the acquisition of PPSC;

•                  approximately $300,000 of cash paid to purchase additional equity in IUT;

•                  approximately $1,500,000 expended on purchases of fixed assets;

•                  an offsetting amount of approximately $600,000 related to assets held for sale that were reclassed to current assets from property and equipment

•                  an offsetting amount of approximately $1,000,000 related to the net impact of proceeds from common stock exceeding principal repayments on debt and preferred stock dividends paid.

Convertible Debentures

As noted above, approximately $17,000,000 of our change in working capital between April 30, 2005, and January 31, 2006, is due to a substantial portion of the convertible debentures being reclassified from long-term liabilities to current liabilities.

The first of twelve monthly principal payments (each monthly payment in the amount of approximately $1,900,000) on our 8% Convertible Debentures (the “Debentures”) become due in March 2006. However, both the principal and interest are payable, at our option, in common stock , subject to various requirements (which we currently meet). If we choose to make a scheduled principal payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then Conversion Price (currently $5.00 per share) or 88% of the average of the ten closing prices ending on the trading day immediately prior to the monthly redemption date. The Debentures and the related warrants have certain limitations on our ability to issue shares to the holders of the Debentures and warrants (the “Holders”). Under the terms of the Debentures and the warrants, we are prohibited from issuing shares of our common stock to the holders of the Debentures (upon conversion, in payment of interest, or in redemption or payment of the Debentures) and the related warrants (upon exercise) if:  (a) the issuance would result in any Holder owning more than 4.99% of our outstanding common stock (although the holders can waive this provision upon more than 60 days’ notice to us) or (b) the issuance would result in more than 5,514,601 shares having been issued pursuant to the Debentures and the Warrants (19.999% of the total number of shares outstanding on February 24, 2005) unless our shareholders approved the transaction as required by the Nasdaq rules. In our shareholder meeting on October 25, 2005, the shareholders voted to approve the removal of share issuance limitations associated with the Debentures and related warrants. As such, the 19.999% share issuance limitation is no longer applicable, although the 4.99% limitation will continue to be applicable until (if ever) waived by the respective Holder.

Having met all requirements to do so, on March 1, 2006, we made the first principal payment on the Debentures by issuing common stock, as allowed in the Debenture agreement. The reduction in the face amount of the debentures was approximately $1,900,000. We issued 1,347,361 shares in satisfaction of the principal payment and accrued interest then due.

On March 9, 2006, holders of our Debentures converted outstanding principal in the amount of $9,000,000 into 6,206,899 shares of our common stock. We gave the holders of all Debentures the right to convert a portion or their entire principal amount into shares of our common stock at a temporary conversion price of $1.45 per share (a reduction from the prior conversion price of $5.00 per share). At the close of business on March 8, 2006, the closing price for our common stock was $1.64 per share. Additionally, we issued 10,034 shares of our common stock in payment of interest then due on the converted principal amount.

As a result of the scheduled principal payment and acceptance of our conversion offer, there remain outstanding convertible debentures with a principal amount of $11,872,500. The conversion of a portion of the Debentures into our common stock did not provide us with any cash and, although it reduced our working capital deficit, we continue to have a working capital deficit. We currently do not have sufficient cash and cash equivalents on hand to make the remaining principal payments in cash. It is likely that, if the Debentures are not modified and if we continue to meet all requirements to allow us to do so, we will issue shares of our common stock in payment of a portion of or all of our Debenture obligation.

Cash Flows

At January 31, 2006, we had $5,342,000 of cash and cash equivalents, a decrease of $15,864,000 as compared to $21,206,000 at April 30, 2005. Our principal source of funding for the nine months ended

January 31, 2006, was from the existing cash balance at April 30, 2005, which was derived from our convertible debenture offering completed in February 2005. Our principal source of funding for the nine months ended January 31, 2005, was from the issuance of preferred stock ($3,049,000 net of due diligence fees and related expenses as compared to $0 during the comparable period of fiscal year 2006) and the exercise of common stock options and warrants ($6,708,000 as compared to $1,720,000 during the comparable period of fiscal year 2006).

We used cash in operating activities of $12,633,000 and $7,317,000 during the nine months ended January 31, 2006 and 2005, respectively. Cash used in operating activities for the nine months ended January 31, 2006 and 2005 was principally the result of our ongoing business activities that resulted in a net loss of $18,085,000 and $8,641,000, respectively. Activity during the nine months ended January 31, 2006, also included $2,000,000 of payments to Lucent in relation to the development plan signed in December 2005.

Our investing activities used cash of $4,264,000 and $2,057,000 for the nine months ended January 31, 2006 and 2005, respectively. Cash used in investing activities for the nine months ended January 31, 2006, consisted primarily of the purchase of PPSC in May 2005 (for which we paid approximately $2,500,000 in cash and issued 506,527 shares of our restricted stock at an agreed valuation of $1,125,000 ($2.22 per share), and paid $98,000 in legal and accounting fees), along with $1,488,000 expended on additions of property and equipment and $336,000 expended on increasing our ownership share of IUT to 30%. Our investing expenditures during the first nine months of our 2005 fiscal year are comprised primarily of purchases of property and equipment.

Financing activities provided cash of $1,033,000 and $9,627,000 for the nine months ended January 31, 2006 and 2005, respectively. Cash provided by financing activities for the nine months ended January 31, 2006, resulted primarily from the exercise of common stock options and warrants ($1,720,000) which was offset primarily by debt repayments and dividend payments on our then outstanding Series E Stock. Cash provided by financing activities for the nine months ended January 31, 2005, resulted primarily from the exercise of common stock warrants ($6,708,000) along with the issuance of preferred stock ($3,049,000 net of due diligence fees and related expenses) during that period.

Effective June 17, 2005 the expiration date of our Class B and C warrants was extended from December 31, 2005, to December 29, 2006. Effective December 29, 2005, the expiration date of 232,500 warrants granted to an investor was extended from December 31, 2005, to December 29, 2006. There were no other changes in the terms or conditions of the warrants.

Additional Liquidity Considerations

As of January 31, 2006, we had commitments outstanding for capital expenditures of approximately $474,000 in addition to our obligations under our agreement with Lucent described below.

Our future commitments have increased due to the agreement and development plan with Lucent, under which we endeavor to develop a next-generation imaging and night vision surveillance technology (although we can provide no assurances that a commercially attractive product will ultimately be available). We have paid Lucent $2,000,000 during the nine months ended January 31, 2006, and to maintain our rights under the agreement we are obligated to make an additional ten payments in the amount of $1,000,000 approximately every three months thereafter. This amount provides development funding required under the agreement. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. As such, assuming we continue the development program, we expect our quarterly research and development funding for this purpose to remain elevated.

We anticipate that without entering into another financing transaction, our cash and cash equivalents will continue to decrease as we continue to use cash in operations and investing activities, and until (if ever) we achieve positive cash flow from our operations – dependent on our ability to increase our revenues significantly and to maintain control over our expenses. As of January 31, 2006, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow through our 2006 fiscal year, but we will need a significant amount of additional financing to meet our obligations during our 2007 fiscal year. We continue to explore economically viable financing arrangement options, which, if available, will likely be implemented.

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

Contractual Cash Obligations

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-KSB for the year ended April 30, 2005, except for the agreement with Lucent under which we became obligated upon approval of the development plan on December 5, 2005, and for the commitments for capital expenditures of approximately $474,000 outstanding at January 31, 2006. As discussed in Note 6 to the financial statements in Part I, in exchange for an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the agreement, we have agreed to fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000. Of this amount, $2,000,000 was paid during the nine months ended January 31, 2006, and the balance will be paid in $1,000,000 increments approximately every three months thereafter. However, we have the right to terminate the development project for convenience from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. As such, the contractual cash obligation is contingent on our decision to continue with each funding payment throughout the development timeline.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We have goodwill in the amount of $3,631,000 on our condensed consolidated balance sheet as of January 31, 2006, related to the acquisition of PPSC in May 2005. In association with the three months ended January 31, 2006, we performed our annual impairment review on the aforementioned goodwill and concluded that the goodwill is not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets. As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired. To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives. We have remaining other net intangible assets in the amount of $538,000 on our condensed consolidated balance sheet as of January 31, 2006, comprised of our trace and bulk detection technology acquired in December 2002, customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005. We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Valuation of Equity Transactions

We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (100% for fiscal years 2005 and 2006), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information. During the nine months ended January 31, 2006, we issued common stock warrants for services and in settlement of a lawsuit in the cumulative amount of $336,000. If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these and any future equity based transactions could change significantly.

Item 3: Controls and Procedures

With the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: Other Information

Item 1:  Legal Proceedings

See Note 12 to the financial statements in Part I for the description of the litigation brought by Prime International Equities, LLC in March 2005 and settled in October 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Conversion of Convertible Debenture

On March 9, 2006, we issued 6,206,899 shares of our common stock to holders of our 8% convertible debentures upon conversion of a portion of the debentures at a price of $1.45 per share. Concurrently, we issued 10,034 shares of our common stock in payment of interest then due on the converted principal amount. The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was completed effective March 9, 2006.

(b)           There was no placement agent or underwriter for the transaction.

(c)           The shares were not sold for cash.

(d)           We relied on the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933 for this transaction. In addition, each of the debenture holders was an accredited investor. We did not engage in any public advertising or general solicitation in connection with this transaction. The investors had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information. Based on our investigation, we believe that the investors obtained all information regarding Isonics that they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities for investment purposes.

(e)           The common stock issued in this transaction is not convertible or exchangeable. No warrants were issued in this transaction.

(f)            We received no cash proceeds from the issuance of the shares. We did receive a relief from indebtedness as described above.

Payment of Convertible Debenture Principal and Interest in Common Stock

On March 1, 2006, we issued 1,347,361 shares of our common stock to holders of our 8% convertible debentures in payment of our principal obligation and of our interest obligation for the two months ended February 28, 2006. The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was completed effective March 1, 2006.

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

(f)            We received no cash proceeds from the issuance of the shares. We did receive a relief from indebtedness as described above.

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

Warrant Issuances

During the nine months ended January 31, 2006, we issued warrants (other than registered issuances) to purchase a cumulative 271,000 shares of our common stock, including:  (1) an August 2005 grant to a former employee, exercisable through July 31, 2006, to purchase 1,000 shares of our restricted common stock for $3.25 per share, (2) a September 2005 grant to a financial advisor, exercisable through September 8, 2007, to purchase 100,000 shares of our restricted common stock for $2.81 per share, (3) a September 2005 grant to a management consultant, exercisable through August 16, 2007, to purchase 50,000 shares of our restricted common stock for $2.84 per share and (4) an October 2005 grant, in settlement of a lawsuit, exercisable through December 29, 2006, to purchase 120,000 shares of our restricted common stock for $2.40 per share. The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transactions were completed during the nine months ended January 31, 2006.

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

Exercise of Common Stock Warrants

During the nine months ended January 31, 2006, we issued 1,022,511 shares of common stock as a result of the exercise of common stock warrants. The following sets forth the information required by Item 701 in connection with these transactions:

(a)           The transactions were completed during the nine months ended January 31, 2006.

(b)           There was no placement agent or underwriter for the transactions.

(c)           The total amount we received from the cash exercises during the nine months ended January 31, 2006, was $1,366,864. Certain warrant holders completed cashless exercises.

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

Conversion of Preferred Stock

During the nine months ended January 31, 2006, (1) a holder of our Series D Stock (an accredited investor) converted 800 shares of Series D Stock into 72,727 shares of common stock and (2) a holder of our Series E Stock (an accredited investor) converted 33,000 shares of Series D Stock into 2,661,290 shares of common stock. The following sets forth the information required by Item 701 in connection with that transaction:

(a)                                  The transactions were completed during the nine months ended January 31, 2006.

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

Item 6: Exhibits

Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Section 302

31.2 Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 17th day of March 2006.

Isonics Corporation
(Registrant)

By	/s/ James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/ John Sakys
John Sakys
Chief Accounting Officer and Chief Financial Officer