Form 10QSB/A
period 2005-10-31
ISONICS CORP
filed 2006-03-31
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Yes ☐  No ☒

This amendment to the Form 10-QSB of Isonics Corporation is being filed solely to add Exhibit 10.1, being incorporated by reference from Isonics’ Form 8-K reporting an event of December 5, 2005, as amended.

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

Item 6: Exhibits

Exhibits.

10.1

Development and Licensing Agreement dated September 28, 2005, by and between Lucent Technologies, Inc. and Insonics Corporation (confidential treatment requested). Incorporated by reference from Form 8-K reporting an event of December 5, 2005.

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