Form 10QSB/A
period 2005-10-31
ISONICS CORP
filed 2006-04-13
CIK 1023966

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

Yes ☐  No ☒

This amendment to the Form 10-QSB/A of Isonics Corporation is being filed solely to update the signing date on the signature page (page 34). The amendment which was filed on March 31, 2006, was filed solely to add Exhibit 10.1, being incorporated by reference from Isonics’ Form 8-K reporting an event of December 5, 2005, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 13th day of April 2006.

Isonics Corporation
(Registrant)

By	/s/ James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/ John Sakys
John Sakys
Chief Accounting Officer and Chief Financial Officer