Form 10KSB
period 2006-04-30
ISONICS CORP
filed 2006-07-26
CIK 1023966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2006

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

Issuer’s telephone number: (303) 279-7900

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value
Class B Common Stock Warrants
Class C Common Stock Warrants

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Registrant’s revenues for the fiscal year ended April 30, 2006 were $23,716,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on July 21, 2006 was $19,236,176.

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 21, 2006, was 46,358,044 shares.

No document is incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ITEM 1.     BUSINESS

Because we want to provide you with more meaningful and useful information, this Form 10-KSB contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance, and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rules.

Wherever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. We have described these risks, uncertainties and contingencies under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this report.

General Discussion

Isonics Corporation

We are an advanced materials and technology company focused on the development and provision of homeland security products and services, the manufacture and reclamation of silicon wafers and the manufacture of silicon-on-insulator (“SOI”) wafers to the semiconductor industry, and the supply of isotopes for life sciences and health-care applications.

We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our web site is www.isonics.com. Our common stock is traded on the Nasdaq Capital Market under the symbol “ISON.” In June 2006, we received notification from Nasdaq that we have failed to meet certain listing requirements (including stockholders’ equity of at least $2.5 million or market value of listed securities of at least $35 million). We were provided until July 26, 2006 to regain compliance or face delisting procedures. We believe with the filing of this Form 10-KSB we have met the stockholders’ equity requirement and, as a result, we are in compliance with this Nasdaq Marketplace Rule.

On July 10, 2006, we received a second letter from Nasdaq that advised us that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until January 8, 2007, to regain compliance with the Rule (which consists of the bid price of our common stock closing at $1.00 per share or more or a minimum of 10 consecutive business days). If we fail to obtain compliance, as long as we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement, we will be granted an additional 180 calendar days to obtain compliance. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Nasdaq Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants.

As a result of the low market price for our common stock, our outstanding Class B Warrants and Class C Warrants (both of which expire on December 29, 2006) will no longer be exercisable pursuant to the existing registration statement (SEC file no. 333-110032). We intend to file a post-effective amendment to that registration statement in the future, but we can give no assurance that any such registration statement will be effective in time for the exercise of the Class B Warrants or the Class C Warrants prior to their expiration date, assuming (without assurance) that market conditions recover so that the warrants are economically exercisable.

The address of our principal executive offices and our telephone and facsimile numbers at that address are:

Isonics Corporation
5906 McIntyre Street
Golden, Colorado 80403
Telephone No.: (303) 279-7900
Facsimile No.: (303) 279-7300

During our 2006 fiscal year and subsequently, we raised over $9,900,000 (net of expenses and $4,100,000 of payments on our 8% Convertible Debentures (“8% Debentures”)) through the issuance of 6% Convertible Debentures (“6% Debentures”), the exercise of stock options and the exercise of common stock warrants. In addition, the purchaser of our 6% Debentures has an obligation to purchase an additional $3,000,000 6% Debenture two days before the registration statement underlying the 6% Debentures is declared effective. As a result of the recent financing and the commitment for the purchase of an additional $3,000,000 6% Debenture, we believe we have enough cash to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

Subsidiaries

We currently conduct some of our operations through five wholly owned-subsidiaries. The following chart provides some information about those subsidiaries:

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Isonics Homeland Security and Defense Corporation	Delaware, USA	100%	Isonics Homeland Security and Defense Corporation (“HSDC”) was formed in October 2004 and it coordinates our efforts in the homeland security market.
IUT Detection Technologies, Inc.	Colorado, USA	100% by HSDC

IUT Detection Technologies, Inc. (“IUTDT”) (of which the remaining 15% was acquired from Institut fur Umwelttechnologien GmbH (“IUT”) in April 2006) owns and is attempting to commercialize the detection technology that we acquired from IUT.

Protection Plus Security Corporation	New York, USA	100% by HSDC	Protection Plus Security Corporation (“PPSC”) (which was acquired on May 16, 2005) is a provider of advanced security and investigative services for leading businesses and institutions.

Isonics Vancouver, Inc.	Washington, USA	100%	Isonics Vancouver, Inc. (“IVI”) operates our 300-millimeter silicon test and reclaim and SOI plant in Vancouver, Washington.
Chemotrade GmbH Dusseldorf, Germany	Germany	100%

Chemotrade GmbH (“Chemotrade”) was a value-added re-seller of stable and radioactive isotopes. It supplied radioactive isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for cancer therapy (brachytherapy) applications. Additionally, Chemotrade supplied various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen-18 for use in producing a radioisotope used in positron emission tomography. Chemotrade’s market was primarily Europe, but sales were also made to North America and Asia. Effective December 31, 2005, we elected to close the Chemotrade office and consolidate its operation with ours in the United States.

The foregoing does not include our minority ownership in three companies:

•       We have a 30% interest in IUT, an entity based in Berlin, Germany, which performs research and development, and manufacturing of radioisotopes.

•       We have a 25% interest in Interpro Zinc, LLC, a Colorado entity that engages in the research and development for the recovery and recycling of zinc metal from various sources. Interpro Zinc, LLC has suspended its operations due to a lack of funding and it is unclear as to if or when it will resume such operations.

•       We have an approximate 9% interest in ISCON Video Imaging, Inc. (“ISCON”), a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and drugs

The purchase and ownership of our common stock and warrants involves a high degree of risk. See Item 6 “Management’s Discussion and Analysis—Risk Factors”, below. We have not authorized anyone to give you information or to make any representation other than those contained in this annual report.

Trading Symbols

Common Stock	“ISON”
Class B Warrants	“ISONL”
Class C Warrants	“ISONZ”

Company Strategy

We believe our strength lies in our ability to bring the necessary resources together to identify, evaluate, develop, engineer and successfully commercialize applications for homeland security, stable isotopes, radioactive isotopes, non-isotopic materials and value-added products manufactured from these foregoing materials.

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

To further our business strategy, in December 2002, we acquired certain trace and bulk detection technology from IUT to be used for homeland security applications. In late 2004, we began to take steps toward marketing and then commercializing our first homeland security product, the NeutroTest™ explosive detection prototype. While we are still working on NeutroTest™, we are focusing the majority of our efforts on the development and marketing of our Ion Mobility Spectroscopy (“IMS”) based products. Additionally, we are considering other products and services for our homeland security operations as well.

In calendar year 2002, we commenced a new line of business—the manufacture and marketing of SOI wafers. In June 2004, we expanded our SOI wafer manufacturing operations when we acquired the business and assets of Encompass Materials Group, Ltd. (“EMG”), which was engaged in the business of manufacture and reclamation of silicon wafers. During fiscal year 2006, we have focused our efforts on higher margin 300-millimeter products and services, wafer thinning and SOI products. In May 2005, we completed an important step in our business plan to build a multi-dimensional, high-growth homeland security business capable of delivering a range of next-generation technologies and services with the acquisition of PPSC.

Lines of Business and Products

During fiscal years 2006 and 2005, our revenues were generated from sales of stable and radioactive isotopes, small and large diameter test and reclaim silicon wafers, and SOI wafers. Additionally, as a result of the acquisition of PPSC in May 2005, we also generated revenues from providing advanced security services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world during fiscal year 2006. We expect that sales from our semiconductor operations will continue to increase during our 2007 fiscal year due mainly to the growth of our 300-millimeter large-diameter silicon wafer and thinning product lines. We do not however anticipate any significant increases (if at all) in small diameter wafer manufacturing or reclamation services as we are moving capacity away from these products and towards our other higher-margin products. PPSC has successfully obtained its Government Contract Schedule (“GSA Schedule”) for security services. As a result, PPSC is actively attempting to acquire federal security contracts, a market they do not currently serve. We are hopeful that PPSC will be successful in acquiring such federal security contracts but we can offer no assurances that it will be able to do so. In addition, we are hopeful that we will begin to generate revenue from our trace and bulk detection and intelligent digital video technologies during fiscal year 2007.

As evidenced by our homeland security operations and the introduction of new products into our semiconductor products and materials and life sciences segments, we are attempting to bring our recently developed product lines to market, which we expect to add to our revenue stream in the future. The following is a more specific discussion of our current products.

Homeland Security

In October 2004, we formed a new subsidiary, HSDC to focus and consolidate our efforts in the homeland security sector and to provide better visibility to our activities in this area. These efforts include entry into the security services market, acquisition and development of certain trace and bulk detection technology that can be used to detect various types of explosives and/or chemical agents, the launch of a partnership to provide intelligent digital video solutions and the entry into an agreement with an established partner to develop innovative infrared imaging technology. HSDC’s ownership includes our 100% interests in IUTDT and PPSC along with our 30% minority interest in IUT. We previously held an 85% interest in IUTDT until April 2006 at which time we acquired the remaining 15% ownership from IUT (along with contractual clarification of ownership of certain trace and bulk detection technology) in exchange for a royalty in an amount equal to 2% of the net selling price of existing developed products (based upon the trace and bulk detection technology previously acquired from IUT in December 2002) that are sold, leased or otherwise put into use by HSDC or any of its affiliated entities anywhere in the world. We previously held an 8% interest in IUT until December 1, 2005 at which time we increased our ownership to 30%. The following is a detail of each of our product lines within our homeland security segment:

Security Services—In May 2005, we acquired PPSC, a provider of a wide range of security-related services. Since the effective date of the acquisition, PPSC has delivered significant revenue totaling $12,814,000 and gross margin of approximately 24%. Although the segment generated an operating loss for the year ended April 30, 2006, of $(24,000), this amount is inclusive of amortization of acquisition-related customer intangibles in the amount of $138,000 and also includes incremental investment in personnel specifically focused on selling to the government sector of the Unites States. Further, we believe that the acquisition of PPSC provides us with a deep source of knowledge and contacts within the homeland security space and that it is capable of providing key insight for the development of our next-generation products along with successful marketing and sales processes.

During our fiscal year ended April 30, 2006, PPSC secured over approximately $5,000,000 in cumulative new contracts for seven private sector customers for security services to be performed throughout the United States. The contract terms range from one to three years in length. We expect these new contracts to generate incremental revenue for fiscal year 2007 of approximately $2,000,000. Among the new clients are Forbes, Inc. and the National Basketball Association. We had previously announced that we obtained North General Hospital as a customer as well but this relationship was subsequently terminated by PPSC.

Further, although currently PPSC does not have any government service contracts, in July 2005 PPSC was awarded a GSA Schedule under which PPSC can and has begun to pursue government service contracts. While we believe that we will be successful in acquiring government service contracts in fiscal year 2007, we can offer no assurance that we will be able to do so.

Detection Technology Our—efforts are currently focused on two detection technologies, as follows:

Ion Mobility Spectroscopy—IMS is a “sniffer” technology originally developed by IUT. During the last six months of fiscal year 2006, we ramped up our marketing and sales efforts of EnviroSecure™, a new system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings. Our system is designed to continuously monitor the air and immediately detect and identify harmful substances at the parts per billion (ppb) level, providing warning of a possible attack in a matter of minutes. Earlier generations of this product have been in continuous use at the German parliament building since 1999, effectively monitoring the air for toxic substances and chemical weapons. This turnkey solution includes system design, engineering, hardware, software, installation, training and maintenance. It is anticipated that the EnviroSecure™ system could be installed in any facility and become fully operational within three to nine months, though the time frame will vary depending on the size and complexity of each installation. While we have not yet made any sales of this product, the product is available for sale, and we continue to focus our efforts on marketing and customer engagement.

Through our ongoing funding of research and development efforts at IUT, we continue to explore other commercial applications for our IMS technology. We are currently in the process of taking our IMS technology and miniaturizing and re-designing it for low-cost, high-volume manufacturing in the United States.

In November 2005 we signed a development agreement with DualDraw LLC (“Dual Draw”), a manufacturer of air quality equipment. Under that agreement, we have developed and are testing a prototype that combines our IMS based technology with DualDraw’s mailroom inspection workstations, a downdraft workstation that keeps toxic substances away from the breathing zone of mailroom workers who are sorting or opening mail and captures such substances with a HEPA filtration system. The incorporation of our IMS capability would provide an alarm if toxic or explosive substances are detected. We completed a prototype of the product and exhibited that prototype at various trade shoes including the 2006 National Postal Forum and ISC West Expo 2006.

We are also seeking to package our IMS technology in a hand-held “sniffer” designed for military and first responder use.

Although we have not yet made any sales of products incorporating the smaller version of the IMS technology, we have received favorable feedback from potential customers. We have, therefore, placed an initial order of 100 units with our contract manufacturer for use in the mailroom workstation and with the hand-held sniffers. We expect the first delivery of units from our manufacturer will be available for commercial sale in August 2006 (after the completion of certain testing) and while we are confident that we will begin to generate revenue from these IMS based products during fiscal year 2007, we can offer no assurances that we will be able to do so.

Neutron based detection—We have developed a hand-held explosive detection device named NeutroTest™. We had earlier projected that we expected to have a NeutroTest™ product available for international sales in late second calendar quarter and for United States sales in the third calendar quarter of 2005, respectively. As expected, we completed the sale of two, first-generation units to a German entity in June 2005, although we have not completed any subsequent sales in Europe or the United States. Feedback on the performance of these two units has been positive and has also included product enhancement recommendations. We have taken the feedback from our initial international sales of the first-generation NeutroTest™ and have implemented them into our second-generation units, one of which is now available in the United States for customer demonstrations and several are available in Germany. Our marketing plan for the second-generation NeutroTest™ product includes targeting potential United States based customers to which we will demonstrate the value of NeutroTest™. To facilitate this plan, we have reached an agreement with a third party to establish a fully licensed customer demonstration and training facility in the United States.

One issue that has impeded the sales process is the regulatory and licensing requirements regarding the neutron-generation source, generally a radioisotope, whereby both our company and the customer must meet certain criteria in order to possess and use the radioisotope for its intended purpose. Though we believe the regulatory and licensing requirements can be met by both, these requirements will likely limit the customer base for our NeutroTest™ product to government and military entities and, possibly, large organizations with the resources to meet the licensing requirements. In order to meet the needs of this customer group, the second generation of NeutroTest™ is being repackaged into a one piece, more rugged form factor that can be manufactured in the United States. We can make no assurances that we will be able to successfully mitigate the requirements to the extent required for broad-based market acceptance of the NeutroTest™ product. The development of second-generation functionality, implementation of the domestic marketing plan and addressing the existing aforementioned regulatory requirements were the focus of activities in fiscal year 2006, and we expect to continue these efforts during the first and second quarters of fiscal year 2007.

Although we have continued research and development funding of both the IMS and neutron-based detection technologies, we expect that future funding decisions will place a higher emphasis on IMS-based applications. We have not made any sales of our NeutroTest™ product after the initial sales made in June 2005.

Intelligent Digital Video Solutions—In February 2006, we entered into an agreement with Intelligent Security Systems, Inc. (“ISS”), a developer of innovative video security technology, to offer a range of intelligent video security solutions for the homeland security market. These solutions integrate proprietary technology to provide advanced security applications in addition to standard digital video monitoring, including facial recognition, iris recognition, object tracking, body tracking, behavior recognition and license plate recognition. ISS-based video surveillance solutions have been previously successfully deployed globally in the homeland security market. Our initial efforts have been focused on marketing and customer engagement. We have not yet made any sales of this product line.

Infrared Imaging Technology—On December 5, 2005, we approved a development plan that resulted in us becoming obligated under a Development & Licensing Agreement (“the Agreement”) entered into with Lucent Technologies, Inc. (“Lucent”) in September 2005. Under this Agreement, the two companies are attempting to develop a next-generation infrared imaging and night vision surveillance technology based on research by Lucent’s Bell Labs micro electro-mechanical systems (“MEMS”) and nanotechnology fabrication facility. Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes, and threat detection devices used to identify concealed weapons or explosives. The MEMS approach to infrared imaging, if successful, may lead to products, which are at least equal in performance with a lower power consumption and price than products currently available in the marketplace today. Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process. The development plan contemplates a proof-of-concept within 12 months, followed by steps towards commercialization, though we can provide no assurances that a commercially attractive product will ultimately be available.

The Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Agreement. In exchange for this license, we will fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000. We paid $2,000,000 under this agreement during the year ended April 30, 2006 and paid an additional $1,000,000 in June 2006. The remaining balance will be paid in $1,000,000 increments approximately every three months thereafter commencing in August 2006. We do not currently have sufficient funding to meet our entire payment obligation to Lucent. If we fail to make payments when due, Lucent may cancel the agreement or cease working on the project and then assess us a “start-up” fee if funding was to resume. We cannot offer any assurance that we will be able to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due.

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

On May 12, 2006, we entered into an agreement with ISCON, (a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and drugs) that provides us the option to purchase shares of ISCON common stock based upon the successful completion of developmental and commercial milestones. If ISCON succeeds in meeting all five milestones and if we choose to exercise our option to purchase shares for each completed milestone, we would then own 51% of ISCON for a cumulative investment of $1,750,000. On June 9, 2006, we made our first investment in the amount of $100,000 for an ownership interest of approximately 9%.

Semiconductor Products and Services

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement for the year ended April 30, 2006, though still generating an operating loss and negative cash flow. In an effort to reduce historical negative financial results, in April 2005 we began the process to realign our business to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products. The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market. As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 in revenue), as compared to $0 for the year ended April 30, 2005. There has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields. Further, we have continued to gain new customers and are also in the process of attempting to qualify our product at others. We have completed the first phase of qualification for the supply of 300-millimeter wafers to two leading global semiconductor industry participants. If the second phase of either or both qualifications is successfully completed, we expect to begin recognizing additional revenue from these customers in quarters subsequent to successful qualification. However, we can offer no assurances that we will ultimately successfully qualify for either or both of the aforementioned customers, as well as any others.

As a result, while the segment generated an operating loss of $(5,151,000) for the year ended April 30, 2006, this operating loss is approximately 21% less than the operating loss of $(6,484,000) experienced for the year ended April 30, 2005. Additionally, the operating loss was reduced each sequential quarter during fiscal year 2006, with the fourth quarter being $(777,000), and it has continued to improve in the first quarter of the year ending April 30, 2007. We continue to monitor the situation closely and, while we believe that our realignment of the business has enhanced our chances to reach profitability in the future and that we will continue to see improving financial results in the segment, the overall process will take time and there are no assurances that profitability will be reached.

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

At the present time, our life sciences division is being adversely affected by increased domestic and international competition. The oxygen-18 market continues to be dynamic and volatile. Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product. The market is currently in a surplus state and we expect it to be so for several years to come. Prices have declined over 60% from highs of approximately three years ago. Our average selling price for oxygen-18 during fiscal year 2006 decreased approximately 31% from that received during fiscal year 2005. Additionally, this average selling price is likely in excess of the spot rate in the market due to the advanced pricing agreements we have with certain customers. As such, additional price erosion may be expected. In an attempt to offset the degradation of the oxygen-18 market, we have successfully lowered our acquisition price of oxygen-18 and we are expanding into other areas, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with Central Radiopharmaceutical Services, Inc. (“CRS”)). While we don’t expect these isotopes to contribute significantly to our revenues until the third quarter of our fiscal year ending April 30, 2007, this expansion is indicative of our business goal to broaden revenue beyond the concentration found in a few, core products (mainly oxygen-18).

Our international radioisotope business has also experienced rising supplier prices in a market that is highly price-sensitive. In an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006. During fiscal year 2006, our ability to pass on these increasing supply prices to our customers proved to be problematic as our customers have access to radioisotope supplies from other entities. In response, we concluded that continuing the sales operations of our European trading office was not an economically viable option and we terminated sales activity with the existing customer base. Revenue from our international isotope trading business was $1,563,000 for the year ended April 30, 2006, as compared to $2,700,000 for the year ended April 30, 2005. We do not anticipate material, if any, revenue from this business during fiscal year 2007. For our life sciences business in the aggregate, as with all our reportable segments, we continually monitor business conditions and marketplace changes and evaluate all investment, divestiture and other strategic options.

Distribution Method

We operate life sciences sales offices in Columbia, Maryland and Golden, Colorado. Effective December 31, 2005, we closed our life sciences office in Dusseldorf, Germany. We currently manufacture and reclaim various types of silicon wafers at our facilities in Vancouver, Washington. PPSC provides advanced security services from our New York office. We operate our homeland security products division in Columbia, Maryland. We identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers. There are a limited number of suppliers in the isotope industry and, therefore, most customers are aware of the products and services we offer. Customers directly place the orders and we either ship directly to the customer through our sales offices or the product is shipped directly from the supplier. We package and ship from our own manufacturing facilities using commercial courier services such as Federal Express and DHL.

Significant Customers

As of April 30, 2006, three customers accounted for approximately 30% of total net accounts receivable. Three customers accounted for approximately 29% of total net accounts receivable at April 30, 2005. Two customers (Foot Locker Retail, Inc. and Qimonda Richmond LLC, formerly Infineon Technologies Richmond) accounted for approximately 17% and 10% of revenues, respectively, for the year ended April 30, 2006. Two customers (Eastern Isotopes, Inc. and PerkinElmer, Inc.) accounted for approximately 19% and 10% of revenues, respectively, for the year ended April 30, 2005.

Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce, or delay the amount of isotopes or other products ordered from us.

Research and Development

Consistent with our product development strategy, we are seeking to identify and evaluate new products for our homeland security and semiconductor operations as well as new stable and radioactive isotope products and potential markets for economic and technical feasibility. During fiscal years 2006 and 2005, research and development expenses were $5,293,000 and $1,271,000, respectively. The 2006 increase was due primarily to the $2,000,000 payments made to Lucent Technologies, and the recognition of $1,463,000 of research and development expense related to IUT during fiscal year 2006 (as compared to $650,000 made during the prior year) for the continuing development of our IMS-based and NeutroTest™ products.

During fiscal year 2007, we expect to continue to focus our research and development efforts on existing and new products for our homeland security and semiconductor operations, and the production of high chemical-purity silicon-28 silane gases and epitaxial wafers. These efforts continue the research and development we performed in fiscal years 2006 and 2005. Trace and bulk detection technology and product development continues to focus on very low-level detection of various types of explosives utilizing IMS and other low concentration analytics techniques. Additionally, through the Pacific Northwest National Lab, in partnership with the Highly Pure Biopreperation Lab in St Petersburg, Russia we (at a minimal cost) are researching the effectiveness of a bioremediation system for advancement of cleanliness in our hospitals. This program is sponsored by the United States Department of Energy as a threat reduction and proliferation effort. We have, as partners to the program, specific rights to the systems developed from these efforts. Recently, the program has been expanded to test for efficacy against the H5N1 virus more commonly known as Avian Flu. Although promising, we do not have sufficient results from testing to advance a prognosis as to the systems overall capability at this time.

While we continue to move forward with our development program and to pursue the establishment of a low cost supply of silicon-28, we did not receive significant revenues in our 2006 or 2005 fiscal years, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers. Therefore we do not anticipate significant proceeds from silicon-28 product sales during fiscal year 2007, although we could respond to customer demand in a relatively short time frame. Our goal ultimately is to produce bulk silicon-28 wafers at an acceptable cost, which will produce the maximum benefits to the end user.

Patents and Proprietary Rights

We rely primarily on a combination of patents and patent applications, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property. See “Risk Factors.”

We currently have five United States patents in our own name (US 6,653,658 dated November 2003, US 6,838,020 dated January 2005, US 6,897,459 dated March 2005, 6,926,876 dated March 2005 and 6,926,876 dated August 2005) and have filed several other patent applications regarding silicon-28 and other isotopically purified materials. Ongoing work in the area of isotope separation by chemical means (which is currently being performed by outside entities) may also lead to patentable inventions.

In 1999, we entered into an exclusive licensing agreement with Yale University that entitles us to exclusive intellectual property rights to patents covering semiconductor devices derived from isotopically engineered materials. The license requires payment by us of a royalty based on a percentage of our, or our sublicensees’, net sales of products derived from technology covered by the Yale patents (US 5,144,409, dated September 1, 1992, and US 5,442,191, dated August 15, 1995). Each of these patents expires seventeen years after issuance.

Several disclosures related to the trace detection technology underlying NeutroTest™ have been written and two patent applications have been filed. We can offer no assurances that any patents will be awarded related to these developments.

Competition

Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we. Some of our competitors may form partnerships or alliances with large pharmaceutical or electronics companies, with the resulting entity possessing greater market strength than we have. We face competition relative to many of our products, including:

Homeland Security

A large number of companies are involved in the homeland security industry, an industry that received a significant impetus from the events of September 11, 2001. Many of these companies (such as General Electric, OSI Systems, Inc., Smiths Heimann, Inc. and L-3 Communications Holdings, Inc.) are significantly larger than are we and generally have greater financial resources at their disposal. We believe that the technology that we have acquired from IUT will result in better detection products that will be attractive to the marketplace. Given the size and importance of the homeland security market, we anticipate that even greater competition will emerge. Additionally, within the services segment of homeland security, there will continue to be significant additions to security services required. There will be continued pressure within this business segment by larger service providers such as Smith Heimann, Inc., however there are niche segments that provide PPSC opportunities that otherwise could be underrepresented. We are hopeful that the award of our GSA Schedule will significantly enhance PPSC’s opportunity for growth.

Semiconductor Materials

Silicon wafers—manufacturing and reclamation.   There are a number of competitors in the virgin test wafer and wafer reclamation business. We compete for business primarily in North America, but have begun soliciting business from the European Union. Larger competitors, such as Pure Wafer Ltd., Rasa Industries Ltd. and Exsil Inc., provide a wide range of products and services comparable to us and compete on a global basis. There are numerous smaller competitors that provide a more focused product or service offering and compete on a local or regional basis. Customers select a supplier based on a combination of factors including price, delivery time, and quality.

SOI Wafers.   There are a number of competitors in the thick-film SOI wafer business, several of whom are larger than we and have significant financial resources as compared to Isonics. SUMCO, Okmetic and SEH-Japan are our most significant competitors for thick-film SOI wafers.

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

Isotopes for Life Sciences

While the situation will change if the CRS alliance begins producing radioisotopes, we have not actually produced stable or radioactive isotopes for use in the life sciences applications mentioned here. Instead, we distribute products made for us by a variety of producers in Russia, Europe and North America. In many cases, we have long-term, exclusive supply relationships in place with producers. In others, we have the advantage of relationships that have developed over more than 25 years.

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

Competitors for radioactive isotopes fall into three categories: bulk radiochemical producers; value-added labeled compound producers; and other distributors. Our primary competition for bulk production comes from MDS Nordion in Canada. Most other bulk producers are government-owned or university-operated. They typically sell through distributors like Isonics. We have either an exclusive supply agreement or long-standing supply relationships with many of these organizations. In the segment of value-added producers, we have the June 2005 agreement with CRS. As for competition with other distributors, the primary competitor, Tenex, is also our supply partner from time to time.

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

Manufacturing and Supply

While we initially manufactured our bulk and trace detection technology products using the existing IUT facilities and subcontractors, we have recently entered into contracts for the manufacturing of such product with independent, non-affiliated contractors in the United States. We are also exploring additional manufacturing options in Europe that are expected to increase our capacity, if necessary. In each case, the contracts are or will be with unaffiliated entities on terms that we negotiate.

We obtain stable isotopes from a variety of isotope sources, primarily located in Russia. Other facilities elsewhere in the world, including the Oak Ridge National Laboratory in Oak Ridge, Tennessee, and private and pseudo-governmental facilities in Great Britain, Germany, the Netherlands and the Republic of South Africa, have the potential to produce stable isotopes.

To date, we have only been able to obtain limited quantities of silicon-28 for use in manufacturing epitaxial wafers. We believe however that if we obtain the necessary customers, we will be able to obtain adequate supplies of silicon-28.

We manufacture and reclaim silicon wafers at our facilities in Vancouver, Washington. The majority of the research and development work associated with our NeutroTest™ and IMS products is performed at IUT (who outsources the manufacturing work to various European entities) while the remaining work is performed by non-affiliated entities in the United States.

Except for the agreements with CRS, our homeland security products manufacturers and our suppliers of oxygen-18 and actinium-225 in Russia, we do not have any written agreements with our suppliers and processors. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers.

Generally we find the raw materials necessary for our operations to be readily available, either from the general market place for raw materials that are commonly available or through our suppliers, although the increased demand in the silicon market has decreased the availability (and increased the price) of raw materials for virgin test wafers.

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

Homeland Security Products.   Our research has indicated that review or approval of our NeutroTest™ explosive detection device by one or more government agency will be required since it uses radioactive Californium-252 as a source of neutrons. A Sealed Source Device Registration must be completed with a state or the Nuclear Regulatory Commission (“NRC”). In order to complete the registration, final design specifications and schematics are required, as well as safety testing. In addition, customers who wish to purchase and use Neutrotest™ must also obtain a license from the local State Regulatory Agency (or NRC, depending on the location). Such licenses can take up to 180 days to be issued. These Regulatory requirements greatly slow the sales process and limit the customer base to organizations with sufficient resources to undertake the licensing process.

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

The import, export, handling, transportation, sale, storage and other activities undertaken in connection with our non-medical products are subject to, or are potentially subject to, significant federal, state, local and foreign government controls pertaining to hazardous chemicals, import and export controls and other matters. These regulations are complex, pervasive, and constantly evolving. Our ability to effect and maintain compliance with these controls is important to our commercial success. We are not currently engaged in any activities that may require us to incur significant expenses related to environmental compliance.

We rely predominantly on European and U.S. freight carriers to handle and deliver all our shipments, and utilize domestic overnight courier services for shipments to our customers. These carriers must comply with Department of Transportation and State regulations pertaining to hazardous chemicals and hazardous waste disposal. These shipments are stored in an area of the facility designated for such materials. We believe we are in compliance, in all material respects, with applicable federal and state environmental regulatory requirements.

Our facilities and employees must also comply with environmental, safety and other regulations concerning our operations. Failure to ensure compliance with such federal, state, or local laws and regulations could have a material adverse effect on us. To date, the cost of compliance with environmental and other regulations has been nominal.

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

Product Liability and Insurance

Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew product liability insurance (which currently expires April 30, 2007) in order to protect ourselves from such potential exposures, however there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, or, if available, the cost will be acceptable. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions. Additionally, we are applying for Homeland Security product coverage under the United States Safety Act. If this application is accepted, we, our manufactures and our clients would be covered for liability of that product in the event the specified product were in place during a occurrence defined as a terrorism attack.

Employees

As of June 30, 2006, we had 561 full-time employees. We have:

6 employees (including our senior vice president who is president of HSDC) in our homeland security operations;

489 employees at PPSC;

57 employees in our silicon and SOI wafer manufacturing and reclamation operation;

2 employees in our life sciences operation; and

7 employees in our corporate offices.

An employee’s responsibilities may also encompass areas other than his or her primary area of responsibility. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ITEM 2.     PROPERTIES

In February 2006, we renewed our month-to-month lease (at a rate of $3,077 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

We have two facility leases in Vancouver, Washington. The first lease requires a minimum payment of $9,700 per month and terminates August 31, 2007 while the second lease requires a minimum payment of $6,150 per month and terminates January 31, 2008.

We lease 1,750 square feet for an administrative sales office in Columbia, Maryland that requires a minimum payment of $3,059 per month and terminates September 30, 2007. Chemotrade held a lease for office space in Düsseldorf, Germany that expired June 30, 2006.

PPSC leases office space from a related party in New York, New York on a monthly basis at a rate of $4,500 per month. Additionally, PPSC entered into a new lease, effective May 1, 2006, which requires a minimum payment of $13,750 per month and terminates September 30, 2013. PPSC plans to terminate its original lease and move into the new facility after the tenant improvements are completed (estimated to be the summer of 2006).

ITEM 3.     LEGAL PROCEEDINGS

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a meeting of our shareholders during the fourth quarter of the year ended April 30, 2006.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)          Market Information.

Our common stock is quoted on the Nasdaq Capital Market. As of July 21, 2006, we had outstanding 46,358,044 shares of our common stock, 564,511 Class C Warrants and 1,418,099 registered Class B Warrants. The Class B Warrants and the Class C Warrants are also quoted on the Nasdaq Capital Market. Currently the trading symbols for our outstanding securities are as follows:

Common stock	“ISON”
Class B Warrants	“ISONL”
Class C Warrants	“ISONZ”

As described above, we have received two notices from Nasdaq, either of which may result in our being delisted from the Nasdaq Capital Market.

The following table sets forth the closing bid prices for the common stock (quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for the two most recent fiscal years as reported by the Nasdaq Capital Market.

Quarter Ended
July 31, 2006
(through July 21, 2006)
Common Stock (ISON)
High	$1.25
Low	$.45

	Quarter Ended
	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
Common Stock (ISON)
High	$3.54	$3.37	$2.30	$2.10
Low	$1.72	$1.99	$1.79	$1.26

	Quarter Ended
	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005
Common Stock (ISON)
High	$1.80	$5.50	$5.88	$5.09
Low	$1.09	$.89	$3.61	$1.81

(b) and (c)   Shareholders and Dividends.

As of April 30, 2006, there were approximately 80 shareholders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in “street name.”

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

(d)          Securities Authorized for Issuance Under Equity Compensation Plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the year ended April 30, 2006.

Equity Compensation Plan Information(1)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,933,932	$2.12	2,820,000
Equity compensation plans not approved by security holders	0	$0	0
Total	2,933,932	$2.12	2,820,000

       (1)   This does not include options or warrants held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

(e)   Recent Sales of Unregistered Securities—Item 701 Disclosure.

Employee and Director Offerings

Employee Offerings

(a)   During the past years, we have issued shares of common stock and options to purchase shares of common stock pursuant to existing employee benefit plans. As noted in the following discussion, these plans have been included within registration statements on Form S-8 (file nos. 333-128592, 333-74339 and 333-52514). The following table sets forth information about the options outstanding and available for issuance under each of the plans as of April 30, 2006:

Plan Name	Issued Options/Shares	Available for Grant or Issuance
1996 Stock Option Plan	151,429 options	0 options
1996 Executives Equity Incentive Plan	1,349,562 options 255,000 shares	0 options/shares
1996 Equity Incentive Plan	562,941 options 15,000 shares	0 options/shares
1998 Employee Stock Purchase Plan	78,209 shares	13,227 shares
2005 Stock Option Plan	680,000 options	2,820,000 options/shares

As a result of the adoption of the 2005 Stock Option Plan by our shareholders on April 19, 2005, we will issue no additional shares or options under either the 1996 Executives Equity Incentive Plan or the 1996 Equity Incentive Plan. Effective May 1, 2006, the ESPP plan was terminated.

Issuances to Officers or Directors Not Previously Reported

(a)    On July 20, 2005, we issued 20,000 stock options to Richard H. Hagman under the Directors Plan. The options are exercisable at $3.13, expire July 19, 2010 and vested immediately.

On August 1, 2005, we issued 20,000 stock options to C. Stewart Verdery, Jr. under the Directors Plan. The options are exercisable at $3.37, expire July 31, 2010 and vested immediately.

On October 25, 2005, we issued 10,000 stock options each to Richard Parker, Russell W. Weiss, Richard H. Hagman and C. Stewart Verdery, Jr. under the Directors Plan. The options are exercisable at $2.48, expire October 24, 2010 and vested immediately.

On February 9, 2006, we issued 100,000, 100,000 and 50,000 stock options to Boris Rubizhevsky, James E. Alexander and John Sakys, respectively under the 2005 Stock Option Plan. The options are exercisable at $1.96, expire February 8, 2016 and vested 25% upon grant with the remaining 75% vesting ratably over a three-year period.

On May 5, 2006, we issued 75,000 stock options each to Boris Rubizhevsky, James E. Alexander and John Sakys along with 30,000 and 20,000 to Lindsay A. Gardner and Stephen J. Burden, respectively. The options are exercisable at $1.15, expire May 4, 2016 and vested 25% upon grant with the remaining 75% vesting ratably over a three-year period.

Applicable to the Offerings to the Employees, Officers and Directors

(a)    Not applicable

(b)   No underwriters were involved in the transactions.

(c)    The stock options issued outside of our employee benefit plans were, for the most part, issued in consideration of services rendered and did not (therefore) involve the offer or sale of securities. In some cases they were issued to induce the performance of services in the future.

(d)   Many of the securities referred to in this section were not offered or sold in a manner that constituted a “sale” of securities as that term is defined in Section 2(a)(3) of the Securities Act. Where a “sale” occurred, the transactions were exempt from registration under the Securities Act of 1933, as amended by reason of Sections 4(2) and 4(6) of the Securities Act of 1933 or Rule 701.

(e)    There are no conversion rights or exchange rights associated with the common stock. To the extent vested, the options are exercisable to purchase shares of common stock as described above.

(f)    Where proceeds were received, the proceeds were utilized for working capital purposes.

Purchase of Equity Securities by Issuer and Affiliated Purchaser

During the fiscal year ended April 30, 2006, and subsequently, neither Isonics or any executive officer or director purchased any shares of our common stock in a Rule 10b-18 transaction or otherwise, except for purchases made through our Employee Stock Purchase Plan, employee stock option plans, the redemption of our 8% Debentures in March 2006, and of 6,666 shares of our Series A Convertible Preferred Stock (“Series A Stock”) completed in September 2005. Neither the 8% Debentures nor the Series A Stock were registered under the 1934 Act, but both were convertible into shares of our common stock which are registered under the 1934 Act.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
September 2005	6,666 shares of Series A Stock (convertible into 13,332 shares of common stock), pursuant to a redemption right granted by the statement of preferences for the Series A Stock	$1.50	None (the redemption was not publicly announced or available to the public)	None
March 2006	8% convertible debentures in a principal amount of $9,000,000 (convertible into 6,206,897 shares of common stock)	$1.45	None (the redemption was not publicly announced or available to the public)	None

The Employee Stock Purchase Plan contemplated that each employee had the right to withhold a portion of his or her salary and have that portion applied to purchase our common stock directly from us at a discount to the market price on June 1 and December 1 of each year. Lindsay A. Gardner and John Sakys (vice presidents), were the only executive officers that participated in our Employee Stock Purchase Plan. (Our directors who are not employees are not eligible to participate.)  These officers purchased 784 (at $.1.53 per share), 1,964 shares (at $1.53 per share) and 1,688 shares (at $1.10 per share) of restricted common stock on June 1, 2005, December 1, 2005 and May 1, 2006, respectively. This plan was terminated on May 1, 2006.

Payment of 8% Debentures Principal and Interest in Common Stock

On April 1, May 1 and June 1, 2006, we issued 1,606,270, 1,616,433 and 1,997,265 shares of our common stock to holders of our 8% Debentures as payment of our principal obligation and of our interest obligation for the months ended March 31, April 30 and May 31, 2006, respectively. The following sets forth the information required by Item 701 in connection with that transaction:

(a)    The transactions were completed effective April 1, May 1 and June 1, 2006, respectively.

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

Harborview Capital Management LLC

On March 20, 2006, we entered into a consulting agreement with Harborview Capital Management LLC (“Harborview”) with an office at 850 Third Avenue, New York, NY 10022. The agreement provided for the issuance to Harborview of 100,000 shares of restricted common stock in exchange for Harborview to provide financial advisory and other services to Isonics. The following sets forth the information required by Item 701 in connection with that transaction:

(a)    The transaction was effective March 20, 2006. We issued 100,000 shares of restricted common stock.

(b)   No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Harborview (who assigned 15,000 shares to an individual).

(c)    The securities were not sold for cash. The securities were issued to Harborview as consideration for Harborview entering into the consulting agreement.

(d)   The issuance of the restricted common stock was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Harborview with disclosure of all aspects of our business, including providing Harborview and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of Harborview obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

(e)    The common stock issued in this transaction is not convertible or exchangeable. No warrants were issued in this transaction.

(f)    We received no proceeds from the issuance of the restricted common stock and, therefore, we have no use of proceeds.

Acquisition of PPSC

On May 16, 2005, we issued 506,527 shares of our restricted common stock to the former shareholders of PPSC as partial consideration for the completion of the transaction described above. On March 30, 2006 we issued an additional 200,000 shares to settle a price protection provision related to the original common stock issuance. The shareholders represented that they were accredited investors. The following sets forth the information required by Item 701 in connection with that transaction:

(a)    The transactions were completed effective May 16, 2005 and March 30, 2006, respectively.

(b)   There was no placement agent or underwriter for the transactions.

(c)    The shares were not sold for cash. The shares were issued in partial consideration for the purchase by our wholly-owned subsidiary of the business described above. At the time the original number of shares was calculated, the market price of our stock was approximately $2.22 per share.

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

Issuance of 6% Convertible Debentures

On May 31, 2006, we completed a private placement pursuant to which we issued to one accredited investor, Cornell Capital Partners, L.P. (“Cornell”) a 6% Debenture with a principal amount of $10,000,000, which is the first of three 6% Debentures, for which the aggregate principal amount will be $16,000,000, and three warrants, to purchase a total of 8,000,000 shares of our common stock at exercise prices of $1.25 per share (2,000,000 warrants), $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants). Each of the warrants can be exercised for a period of three years. The investor and an unaffiliated party provided us services in connection with completing the transaction, which were valued at $825,000. To compensate these people for those services, we issued them 660,000 shares of our common stock (the “Buyers Shares”). On June 5, 2006, we issued the second of the three 6% Debentures considered in the transaction documents. This 6% Debenture has a principal amount of $3,000,000. The following sets forth the information required by Item 701 in connection with that transaction:

(a)    The transactions were completed effective May 31, 2006 and June 5, 2006 with respect to two 6% Debentures totaling $13,000,000 (the net proceeds of which were received in June 2006).

(b)   The 6% Debentures and accrued interest are convertible into shares of our common stock, subject to the conditions described above, and we are entitled to redeem or pay the 6% Debentures by issuing shares of our common stock. The warrants are exercisable to acquire shares of our common stock as described above, providing the issuance of shares does not violate certain share issuance limitations.

(c)    We issued 660,000 Buyers Shares as described above. We paid a $715,000 commitment fee and reimbursed Cornell’s advisor $20,000 of expenses from the proceeds of the transaction. The Buyers Shares were issued to two accredited investors. The total offering is expected to be $16,000,000 in cash (of which $13,000,000 has been funded by the investor).

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

(e)    Each warrant issued in this transaction is exercisable through May 30, 2009. The warrants have exercise prices of $1.25 (for 2,000,000 warrants), $1.75 (for 3,000,000 warrants) and $2.00 (for 3,000,000 warrants). The 6% Debentures are convertible into common stock.

(f)    Not applicable.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

(a)                               Management’s Discussion and Analysis of Financial Condition

The statements contained in this report that are not purely historical are forward-looking statements. “Forward looking statements” include statements regarding our expectations, hopes, intentions, or strategies regarding the future. Forward looking statements include: statements regarding future products or products or product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

General Discussion

We are an advanced materials and technology company focused on the development and provision of homeland security products and services, the manufacture and reclamation of silicon wafers and the manufacture of SOI wafers to the semiconductor industry, and the supply of isotopes for life sciences and health-care applications. See Item 1—Business for a complete discussion of our lines of business and products.

We recorded a net loss of $(32,341,000) as compared to $(15,177,000) for the years ended April 30, 2006 and 2005, respectively. Included in the net loss for the year ended April 30, 2006 were non cash charges of $14,166,000 associated with our 8% Debentures.

Our working capital and liquidity decreased by $24,698,000 during the year ended April 30, 2006, from a working capital surplus of $17,991,000 at April 30, 2005 to a working capital deficit of $(6,707,000) at April 30, 2006. In order to help mitigate this deficit, we raised an additional $13,000,000 after the end of the fiscal year from the issuance of the 6% Debentures. From these proceeds, we used approximately $4,900,000 to pay the expenses of the offering and to redeem $4,100,000 of the outstanding 8% Debentures, leaving in excess of $8,100,000 for future working capital expenditures. As a result of the recent financing and the commitment for the purchase of an additional $3,000,000 6% Debenture, we believe we have enough cash to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

In June 2006, we received notification from Nasdaq that we have failed to meet certain listing requirements (including stockholders’ equity of at least $2.5 million or market value of listed securities of at least $35 million). We were provided until July 26, 2006 to regain compliance or face delisting procedures. We believe with the filing of this Form 10-KSB we have met the stockholders’ equity requirement and, as a result, we are in compliance with this Nasdaq Marketplace Rule.

On July 10, 2006, we received a second letter from Nasdaq that advised us that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until January 8, 2007, to regain compliance with the Rule (which consists of the bid price of our common stock closing at $1.00 per share or more or a minimum of 10 consecutive business days). If we fail to obtain compliance, as long as we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement, we will be granted an additional 180 calendar days to obtain compliance. We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Nasdaq Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants.

Results of Operations

The following table sets forth operations data expressed as a percentage of revenues. The table and the discussion below should be read in conjunction with the audited financial statements and the notes thereto appearing elsewhere in this report.

	Year Ended
	April 30,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	95.8	127.1
Gross margin	4.2	(27.1)
Operating expenses:
Selling, general and administrative	50.0	74.0
Impairment loss on assets held for sale	2.0	—
Impairment of goodwill and intangible assets	—	26.5
Research and development	22.3	12.6
Total operating expenses	74.3	113.1
Operating loss	(70.1)	(140.2)
Other income (expense), net	(66.2)	(10.0)
Net loss	(136.3)%	(150.2)%

Revenues

Revenues from our security services, semiconductor products and services and homeland security products reflected an increase as compared to revenues from our life sciences segment which reflected a decrease, as described in the following table:

	Year Ended April 30,
	2006	2005
Life sciences
Domestic	$3,573,000	$4,713,000
International	1,563,000	2,700,000
Total life sciences	5,136,000	7,413,000
Homeland security products	35,000	—
Security services	12,814,000	—
Semiconductor products and services	5,731,000	2,692,000
Total	$23,716,000	$10,105,000

As a result of the acquisition of PPSC and the increase in our semiconductor products and services segment, we have significantly increased our revenues during the year ended April 30, 2006, and thus we decreased our reliance on a few life sciences customers for a significant portion of our revenues. During the year ended April 30, 2006, one security services customer accounted for approximately 17% of revenues and one semiconductor products and services customer accounted for approximately 10% of revenues as compared to the year ended April 30, 2005, in which two life sciences customers accounted for approximately 19% and 10%, respectively, of revenues.

Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues, gross margins and cash flow. Present or future customers could terminate their purchasing with us or significantly change, reduce or delay the amount of products or services ordered from us.

The increase in revenue from the security services segment for the year ended April 30, 2006, was entirely due to the purchase of PPSC in May 2005. While we anticipate that we will continue to grow revenue in this segment through new contracts signed by PPSC during the year ended April 30, 2006 and subsequently while retaining our existing customers currently under contract, we cannot provide any assurance that we will be able to do so.

Our semiconductor products and services segment has experienced an increase in revenue during fiscal year 2006. Revenues for the year ended April 30, 2006, were 113% higher than revenues for the year ended April 30, 2005 (partially explained as the operations for the year ended April 30, 2005 include only those of a partial year as the business and assets of EMG were acquired in June 2004). Additionally, revenues increased during each sequential quarter during fiscal year 2006 with the fourth quarter being $1,906,000 and they have continued to increase during the first quarter of fiscal year ended April 30, 2007. The increase is predominately due to the expansion of sales of higher-margin 300-millimeter products. Our 300-millimeter business provided revenue of $2,053,000 for the year ended April 30, 2006 as compared to $0 for the year ended April 30, 2005. While we believe that continued expanded focus on the 300-millimeter and SOI markets will allow us to continue to increase revenues in the future, we can provide no assurances that we will be able to do so, or that any increased revenues will lead to eventual profitability of the semiconductor operations.

While we continue to move forward with our development program and to pursue the establishment of a low cost supply of silicon-28, we received only minimal amounts of revenue from silicon-28 for the years ended April 30, 2006 and 2005, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers. Therefore, we do not anticipate any material amount of proceeds from silicon-28 product sales during fiscal year 2007, although we could respond to customer demand in a relatively short time frame. Our goal ultimately is to profitably (1) license our proprietary technology to other entities and/or (2) sell chemicals required for the production of epitaxial or bulk silicon-28 wafers and/or (3) produce epitaxial or bulk silicon-28 wafers for resale. The costs associated with maintaining this program are not significant.

The decrease in revenue from domestic isotope product sales for the year ended April 30, 2006, was primarily the result of a significant decrease in the unit price of our main isotope sold domestically, oxygen-18, which was partially offset by an increase in volume. Our average sales price for oxygen-18 for the year ended April 30, 2006 was approximately 31% less than that for the year ended April 30, 2005. Our volume for the year ended April 30, 2006 was approximately 10% higher than that for the year ended April 30, 2005 (although we believe that it may decrease during the year ended April 30, 2007). As a result, in order to increase our revenues from the sale of oxygen-18, we will need to increase our volume at a rate greater than any continuing decreases that may occur in the future market price for that product. The market for oxygen-18 in the United States is continuing to expand and we continue to actively bid to become the supplier for additional customers.

In an attempt to offset the degradation of the oxygen-18 market, we have successfully lowered our acquisition price of oxygen-18 and we are expanding into other areas, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with CRS). While we do not expect these isotopes to contribute significantly to our revenues until the third quarter of our fiscal year ending April 30, 2007, this expansion is indicative of our business goal to broaden revenue beyond the concentration found in a few, core products (mainly oxygen-18). However, we can offer no assurance that we will be able to increase oxygen-18 revenue or sell additional products in the face of the domestic and international competition in this market.

Our international radioisotope business has also experienced rising supplier prices in a market that is highly price-sensitive. In an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006. During fiscal year 2006, our ability to pass on these increasing supply prices to our customers proved to be problematic as our customers had access to radioisotope supplies from other entities. In response, we concluded that continuing the sales operations of our European trading office was not an economically viable option and we terminated sales activity with the existing customer base. Revenue from our international isotope trading business was $1,563,000 for the year ended April 30, 2006, as compared to $2,700,000 for the year ended April 30, 2005. We do not anticipate material, if any, revenue from this business during fiscal year 2007. For our life sciences business in the aggregate, as with all our reportable segments, we continually monitor business conditions and marketplace changes and evaluate all investment, divestiture and other strategic options.

Gross Margin

Our gross margins increased for the year ended April 30, 2006, as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2006	2005
Dollar amount	$987,000	$(2,736,000)
Percent of revenues	4.2%	(27.1)%

Our gross margin for the year ended April 30, 2006 was positive as opposed to that for the year ended April 30, 2005. The increase in gross margin is due mainly to two factors:  (1) the impact of PPSC’s operations, which were acquired in May 2005 and (2) continued improvement in operations in our semiconductor products and services segment where there were improvements to gross margin on both a dollar amount and on a percentage of revenues basis, though both metrics remain negative through this period. In addition, the life sciences segment also contributed positive gross margin, though such gross margin as a percentage of revenue was reduced five absolute percentage points from that experienced for the year ended April 30, 2005. As a result of the closing of our European trading offices, we except that our life sciences gross margin on a dollar basis will continue to decrease until we are successful, if ever, in bringing new products to market.

On a dollar basis, our overall gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing. Our ability to positively impact consolidated gross margin will, in a large part, be dependent upon our ability to grow sales in our homeland security segments through increased sales of security services and detection products and in our semiconductor products and services segment through increased sales of 300-millimeter products and services, wafer thinning and SOI products. With the realignment of our business to focus on these higher margin products, we believe that we have greatly enhanced our ability to increase our sales and related gross margin in these areas. As such, we anticipate that the gross margin from sales of semiconductor products and services (both in dollar value and as a percentage of revenues) will continue to increase over time, though we can offer no assurance that the gross margin increase will occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased as a dollar amount for the year ended April 30, 2006, as compared to the prior fiscal year. Our selling, general and administrative expenses decreased as a percentage of revenues for the year ended April 30, 2006, as compared to the prior fiscal year, as reflected in the following table:

	Year Ended April 30,
	2006	2005
Dollar amount	$11,859,000	$7,473,000
Percent of revenues	50.0%	74.0%

The approximate $4,400,000 dollar increase in selling, general and administrative expenses for the year ended April 30, 2006 as compared to the year ended April 30, 2005 is attributable to a combination of factors, including:

•       approximately $3,050,000 directly related to the addition of PPSC’s operations in May 2005;

•       a charge in the amount of $159,000 (of which $109,000 is a noncash item) related to the settlement of a lawsuit;

•       a noncash charge in the amount of $510,000 related to the extension of the expiration dates of certain investor-held warrants;

•       approximately $570,000 due to the increase in staffing and operations in the homeland security products segment;

•       approximately $100,000 due to increased legal and accounting fees related to the filing of two registration statements during the year ended April 30, 2006, and to the reaudit of the fiscal year 2004 financial statements (the work was performed in fiscal year 2006) required due to Grant Thornton’s unwillingness to consent to the inclusion of its report for that fiscal year;

•       approximately $670,000 due to the increase in other corporate headquarters expenses;

•       approximately $140,000 due to the increase in semiconductor products and services expenses;

•       offset by $669,000 in expense recognized in the prior year relating to warrants granted to homeland security advisory board members and other advisors and approximately $143,000 due to decreased spending in the life sciences segment.

We anticipate that we may increase our selling, general and administrative expenses during fiscal year 2007 through anticipated increased marketing efforts for and operations in our homeland security products operations, security services and semiconductor products and services segment. There can be no assurance that our anticipated possible increase in selling, general and administrative expenses will result in increased revenues from product sales.

Impairment Loss on Assets Held for Sale

Our impairment loss on assets held for sale increased for the year ended April 30, 2006, as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2006	2005
Dollar amount	$466,000	$—
Percent of revenues	2.0%	—%

Impairment losses on assets held for sale resulted from operational decisions made related to the ongoing review and improvements underway in our semiconductor products and services segment. As part of this ongoing review and resulting operational changes, certain equipment was identified as obsolete or unnecessary to support our more focused product portfolio and planned future operations. As a result, certain of the identified equipment whose book value exceeded estimated net realizable were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $466,000. We expect that the equipment will be sold within the upcoming year.

Impairment of Goodwill and Intangible Assets

Our impairment loss on goodwill and intangible assets decreased for the year ended April 30, 2006, as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2006	2005
Dollar amount	$0	$2,682,000
Percent of revenues	—%	26.5%

Impairment of goodwill and intangible assets for the year ended April 30, 2005 relates to the write off of $447,000 associated with the acquisition of the assets of EMG and $428,000 associated with the acquisition of technology from Silicon Evolution, Inc., along with $1,807,000 of goodwill associated with our life sciences segment.

Research and Development Expenses

Our research and development expenses increased during the year ended April 30, 2006, as compared to the prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2005	2004
Dollar amount	$5,293,000	$1,271,000
Percent of revenues	22.3%	12.6%

The dollar increase for the year ended April 30, 2006, is primarily related to an increase in research and development expenses associated with payments made to Lucent under our infrared imaging and night vision surveillance technology development & licensing agreement as well as, to a lesser extent, our trace and bulk detection technology and semiconductor research and development work related mainly to various SOI processes. Consistent with our product development strategy, we are seeking to identify and evaluate new products in the homeland security operations as well as to bring existing technologies, including IMS-based products and NeutroTest™, to a production-ready state. The majority of this research and development on trace and bulk detection technology is being performed by IUT and is related to IMS and neutron-based detection. In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years. The work was to be funded in steps and was based upon the completion of various milestones, as defined. We had no obligation to fund any work under this agreement unless we had approved such effort. We recognized $1,463,000 and $650,000 of expense under this agreement during the years ended April 30, 2006 and 2005. In April 2006, this agreement was canceled and we entered into a new agreement with IUT whereby we agreed to use the services of IUT for certain development work on a project-by-project basis.

In December 2005, we approved a development plan with Lucent that obligated us under a development & licensing agreement. Under that Agreement, we will endeavor (with Lucent) to develop a next-generation imaging and night vision surveillance technology. The development plan contemplates a proof-of-concept within 12 months followed by steps towards commercialization, although we can provide no assurances that a commercially attractive product will ultimately be available. For the year ended April 30, 2006, we recorded research and development expense of $2,500,000 and we may be obligated to pay an additional $1,000,000 per quarter in development funding for the next ten quarters. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. As such, assuming we continue with the development program, we expect our quarterly research and development expense for this purpose to remain elevated. Subsequent to year-end, we made a quarterly payment to Lucent for $1,000,0000 in June 2006.

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

Operating Loss

Our operating losses (in total) increased during the year ended April 30, 2006, as compared to the prior fiscal year as reflected in the following table:

	Year Ended April 30,
	2006	2005
Homeland security products	$(3,489,000)	$(1,728,000)
Security services	(24,000)	—
Semiconductor products and services	(5,151,000)	(6,484,000)
Life Sciences	(968,000)	(2,206,000)
Reconciling amounts(1)	(6,999,000)	(3,744,000)
Total	$(16,631,000)	$(14,162,000)

(1)          Reconciling amounts for the operating loss information include corporate expenses consisting primarily of payments to Lucent under our development agreement, corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors’ compensation.

Our homeland security products segment generated a significant operating loss in an effort to develop and commercialize our trace and bulk detection technology into products that can be used to detect various types of explosives and/or chemical agents and innovative infrared imaging technology. While revenues were minimal for the year ended April 30, 2006, we are hopeful that we will be able to begin to generate revenue in this segment during our year ending April 30, 2007.

Our security services segment consists of PPSC, which was acquired in May 2005. The segment delivered significant revenue totaling $12,814,000 and gross margin of approximately 24%. Although the segment generated an operating loss for the year ended April 30, 2006, of $(24,000), this amount is inclusive of amortization of acquisition-related customer intangibles in the amount of $138,000 and also includes incremental investment in personnel specifically focused on selling to the government sector of the United States.

Our semiconductor products and services segment showed continued operational and financial improvement (due mainly to the realignment of our business to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products) for the year ended April 30, 2006, though still generating an operating loss of $(5,151,000) as compared to $(6,484,000) for the year ended April 30, 2005. Additionally, the operating loss was reduced each sequential quarter during fiscal year 2006 with the fourth quarter being $(777,000) and it has continued to improve in the first quarter of the year ending April 30, 2007.

Our life sciences segment generated an operating loss of $(968,000) for the year ended April 30, 2006 as compared to $(2,206,000) for the year ended April 30, 2005. The operating losses are due mainly to the significant decrease in the average selling price of our main product, oxygen-18 over the last three years. Additionally, during the second half of fiscal year 2006, we closed our European trading office (Chemotrade) as it was no longer economically viable and we terminated sales activity with the existing customer base. In an attempt to offset the degradation of the oxygen-18 market, we have successfully lowered our acquisition price of oxygen-18 and we are expanding into other areas, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with CRS). While we don’t expect these isotopes to contribute significantly to our revenues until the third quarter of our fiscal year ending April 30, 2007, this expansion is indicative of our business goal to broaden revenue beyond the concentration found in a few, core products (mainly oxygen-18).

Other income (expense), net

Other income (expense), net decreased during the year ended April 30, 2006, as compared to the prior fiscal year as reflected in the following table:

	Year Ended April 30,
	2006	2005
Dollar amount	$(15,710,000)	$(1,015,000)

For the year ended April 30, 2006, other income (expense), net includes debt conversion expense, interest charges and amortization of debt issuance costs related to our 8% Debentures issued in February 2005. Included in the amount for the year ended April 30, 2006, is noncash interest charges of $5,662,000 related various transactions associated with the 8% Debentures, a noncash charge of $7,227,000 related to the March 2006 conversion of our 8% Debentures and a noncash charge for amortization of debt issuance costs of $1,260,000. Additionally, included in other expense for year ended April 30, 2006, is the nominal interest expense on the 8% Debentures, of which $949,000 was paid in common stock and $759,000 was paid in cash. Lastly, interest income in the amount of $301,000 was earned that partially offset the cash and noncash interest expense.

For the year ended April 30, 2005, other income (expense), net includes interest income and expense and foreign currency gains and losses and the amortization of debt issuance costs. Included for the year ended April 30, 2005 is $1,000,000 of interest expense associated primarily with our 8% Debentures and $166,000 related to the amortization of debt issuance costs associated with our convertible debentures, partially offset by $117,000 in interest and other income and $34,000 from foreign currency gains.

We expect that our other expenses will be volatile based on the future timing of repayment, if ever, of our remaining convertible debentures (see the Liquidity and Capital Resources discussion below).

Income Taxes

We currently operate at a loss and expect to operate at a loss until the products currently under development begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As a result, we have provided a valuation allowance against our net deferred tax asset because, based on available evidence including our continued operating losses, it is more likely than not, that all of the deferred tax assets will not be realized. Additionally, due to certain “change in ownership” rules (as defined by the IRS), utilization of our federal net operating losses may be subject to certain annual limitations.

Net Loss

Our net losses increased during the year ended April 30, 2006 as compared to the prior fiscal year as reflected in the following table:

	Year Ended April 30,
	2006	2005
Dollar amount	$32,341,000	$15,177,000

We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects. Further, the revenues must increase faster than any increases in operating and research and development expenses. We expect that our net loss will continue during at least the short term (though at a lower level) as we continue to pursue and transition towards a richer product mix, new revenue streams in our semiconductor products and services business and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business, including the commercialization of the IMS technology and, eventually, the infrared imaging technology based on our development & licensing agreement with Lucent. However, we can offer no assurances that the development and commercialization of these technologies will occur.

In accordance with the issuance of our Series E Convertible Preferred Stock, we determined that the value of the beneficial conversion feature (based upon a $1.24 conversion price) to be $1,206,000, which was reported as a deemed dividend for the year ended April 30, 2005.

Liquidity and Capital Resources

Working Capital

Our working capital decreased by $24,698,000 during the year ended April 30, 2006, from a working capital surplus of $17,991,000 at April 30, 2005, to a working capital deficit of $(6,707,000) at April 30, 2006. The decrease in working capital for the year ended April 30, 2006, is due to a combination of factors, or which the significant factors are set out below:

•       approximately $7,400,000 due to an increase in the current portion of the convertible debentures (which are payable at our option in cash or common stock, assuming all contractual requirements for payment in common stock are met—see discussion of convertible debenture repayment below);

•       approximately $14,200,000 of cash consumed directly in operating activities (calculated as approximately $15,400,000 of cash used in operating activities, netted down by approximately $1,200,000 of the cash impact of changes in other current assets or liabilities included therein);

•       $2,500,000 of cash paid as part of the acquisition of PPSC;

•       approximately $336,000 of cash paid to purchase additional equity in IUT;

•       $1,700,000 expended on purchases of fixed assets;

•       an offsetting amount of approximately $560,000 related to assets held for sale that were reclassified to current assets from property and equipment

•       an offsetting amount of approximately $825,000 related to the net impact of proceeds from common stock exceeding principal repayments on debt and preferred stock dividends paid.

As a result of the recent financing and the commitment for the purchase of an additional $3,000,000 6% Debenture, we believe we have enough cash to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

We have satisfied our working capital requirements primarily through financing activities in the past, including the sale of the 8% Debentures in February 2005 and the 6% Debentures in May and June 2006. As described above, we have recently received two notifications from Nasdaq identifying listing deficiencies, which, if not cured timely (the first having been done with the filing of this 10-KSB), may result in our delisting from the Nasdaq Capital Market. Any such delisting, if it should occur, will make future financing activities significantly more difficult.

Convertible Debentures

As noted above, approximately $7,400,000 of our change in working capital between April 30, 2005, and April 30, 2006, is due to a substantial portion of the 8% Debentures being reclassified from long-term liabilities to current liabilities. Additionally, there has been substantial activity in reducing the outstanding principal balance on the 8% Debentures.

The first of twelve monthly principal payments on our 8% Debentures became due in March 2006. However, both the principal and interest are payable, at our option, in common stock, subject to various requirements (which we believe we currently meet). If we choose to make a scheduled principal payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then conversion price (currently $5.00 per share) or 88% of the average of the ten closing prices ending on the trading day immediately prior to the monthly redemption date. The 8% Debentures and the related warrants have certain limitations on our ability to issue shares to the holders of the 8% Debentures and warrants (the “Holders”) as described in Note 9 in the accompanying Consolidated Financial Statements.

Having met all requirements to do so, we made several interest and principal payments on the 8% Debentures in shares of our common stock and we also made a temporary conversion offer to the Holders, as follows:

•       On September 30, 2006, we made a quarterly interest payment by issuing 200,600 shares of our common stock. This share issuance settled our interest obligation in the nominal amount of approximately $450,000.

•       On March 1, 2006, we made the first monthly payment on the 8% Debentures by issuing 1,347,361 shares of our common stock in satisfaction of the principal payment and accrued interest then due. We reduced the principal balance of the 8% Debentures by the nominal amount of approximately $1,900,000 and settled our interest obligation in the nominal amount of approximately $300,000.

•       On March 9, 2006, holders of our 8% Debentures converted outstanding principal in the amount of $9,000,000 into 6,206,897 shares of our common stock. We gave the Holders of all Debentures the right to convert a portion or their entire principal amount into shares of our common stock at a temporary conversion price of $1.45 per share (a reduction from the prior conversion price of $5.00 per share). At the close of business on March 8, 2006, the closing price for our common stock was $1.64 per share. Additionally, we issued 10,036 shares of our common stock in payment of interest then due on the converted principal amount.

•       On April 1, 2006, we made our monthly payment on the 8% Debentures by issuing 1,606,270 shares of our common stock in satisfaction of the principal payment and accrued interest then due. We reduced the principal balance of the 8% Debentures by the nominal amount of approximately $1,900,000 and settled our interest obligation in the nominal amount of approximately $80,000.

•       On May 1, 2006, we made our monthly payment on the 8% Debentures by issuing 1,616,433 shares of our common stock in satisfaction of the principal payment and accrued interest then due. We reduced the principal balance of the 8% Debentures by the nominal amount of approximately $1,820,000 and settled our interest obligation in the nominal amount of approximately $65,000.

•       On June 1, 2006, we made our monthly payment on the 8% Debentures by issuing 1,997,265 shares of our common stock in satisfaction of the principal payment and accrued interest then due. We reduced the principal balance of the 8% Debentures by the nominal amount of approximately $1,650,000 and settled our interest obligation in the nominal amount of approximately $20,000.

In connection with the financing transaction discussed in “Additional Liquidity Considerations” below, on May 19, 2006 we entered into an agreement with certain of the Holders to pay their remaining principal balance after June 1, 2006, along with a 5% premium in cash. In accepting our offer, these Holders also agreed to limit the anti-dilution provision on their warrants originally issued with the 8% Debentures and to waive certain provisions of the 8% Debentures as they related to the completion of our 6% Debentures (although we believe such contractual terms not to be in force). Approximately $5,000,000 of the then outstanding $8,200,000 8% Debentures accepted our offer. As a result, we paid these holders $4,107,102 (of which $3,880,000 related to the repayment of principal). With the completion of the stock-based payments described above along with the aforementioned cash payments and a July 2006 principal payment in the amount of $562,500, as of July 21, 2006 we had $2,062,500 of 8% Debentures outstanding which will be paid in accordance with the original agreement through February 1, 2007.

In June 2006, one of the holders of the 8% Debentures, with a remaining principal balance of $312,500 (as of July 21, 2006), informed us of its belief that the issuance of the 6% Debentures (as discussed above) constituted a default (due to a potential variable conversion provision contained within the 6% Debenture) under the 8% Debentures. Remedies of such default (if actual) include the option to accelerate payment of the full principal amount of the remaining 6% Debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the 8% Debentures shall be equal to 130% of the then-principal amount of the 8% Debentures plus all interest and other amounts due or a conversion calculation, whichever is higher. The holder had approximately $937,000 due on its debenture at the time we entered into the 6% Debenture. We have contested that allegation (based among other things that such clause did not survive the final agreement) and will defend it in court, if necessary.

Cash Flows

As of April 30, 2006, we had $2,117,000 of cash and cash equivalents, a decrease of $19,089,000 as compared to $21,206,000 at April 30, 2005. Our principal source of funding for the year ended April 30, 2006 was from the exercise of common stock warrants, stock options and the issuance of common shares under our ESPP whereby we received $1,761,000. Our principal source of funding for the year ended April 30, 2005 was from:

•       the issuance of 8% Debentures completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement fees),

•       the private placement of shares of our Series E Convertible Preferred Stock completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses), and

•       the exercise of common stock warrants whereby we received $6,708,000.

Cash used in operating activities of $15,410,000 and $9,363,000 during the years ended April 30, 2006 and 2005, respectively, was primarily the result of a net loss of $32,341,000 (offset by $15,843,000 of depreciation, amortization and debt conversion expense) and $15,177,000, respectively.

Investing activities used cash of $4,504,000 and $3,790,000 for the years ended April 30, 2006 and 2005, respectively. Cash used in investing activities for the year ended April 30, 2006, consisted of the purchase of PPSC in May 2005 (which included a net cash payment of $2,468,000) along with $1,700,000 expended on additions of property and equipment and $336,000 expended on increasing our ownership share of IUT to 30%. Cash used in investing activities for the year ended April 30, 2005 resulted primarily from purchases of property and equipment.

Financing activities provided cash of $825,000 and $30,668,000 for the years ended April 30, 2006 and 2005, respectively. Cash provided by financing activities for the year ended April 30, 2006 resulted primarily from the exercise of common stock warrants, stock options and the issuance of common shares under our ESPP whereby we received $1,761,000 offset by principal payments on borrowings of $791,000. Cash provided by financing activities for the year ended April 30, 2005 resulted primarily from the issuance of the 8% Debentures completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement fees), the private placement completed in October 2004 whereby we received $3,300,000 ($3,049,000 net of due diligence fees and related expenses) and the exercise of common stock warrants whereby we received $6,708,000.

Additional Liquidity Considerations

On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors our 8% Debentures in the aggregate principal amount of $22,000,000 and 1,540,000 common stock warrants, each of which can be exercised for $6.25 per share for a period of three years. In addition to the 8% Debentures and warrants issued to the investors, we paid a placement agent a 6.5% fee consisting of $660,000, a $770,000 8% Debenture and 53,900 warrants. The terms of both the 8% Debentures and the warrants are the same as those for the accredited investors, as described above. The 8% Debentures were required to be reduced by 1/12th per month beginning March 1, 2006. Both the principal and interest are payable, at our option in common stock or cash, subject to various requirements.

On May 31, 2006 and June 5, 2006 we completed a private placement by which we issued to an accredited investor 6% Debentures in the aggregate principal amount of $13,000,000 and warrants to purchase a total of 8,000,000 shares of our common stock at exercise prices of $1.25 per share (2,000,000 warrants), $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants) for a period of three years. In addition, the purchaser of our 6% Debentures has an obligation to purchase an additional $3,000,000 6% Debenture two days before the registration statement underlying the 6% Debentures is declared effective. The accredited investor and an unaffiliated third party provided us services in connection with completing the transaction (which were valued at $825,000) and as a result, we issued 660,000 shares of restricted common stock as compensation. The accredited investor may convert the 6% Debenture into shares of our common stock at any time at a conversion price of $1.25 per share. After September 27, 2006 (and subject to an effective registration statement), the holder may convert the 6% Debentures into common stock at the lower of $1.25 or a discount to the then market price (as defined), subject to certain conversion limitations (see Note 17 to the accompanying Consolidated Financial Statements).

As a result of the 6% Debenture transaction, anti-dilution provisions associated with the 1,593,900 common stock warrants issued in the 8% Debenture transaction were triggered whereby we issued an additional 6,375,600 common stock warrants to these holders and reduced the exercise price on all related warrants to $1.25. As a result, as of July 21, 2006 we have 7,969,500 common stock warrants exercisable at $1.25 related to the 8% Debenture transaction. As a result of the May 18, 2006 agreement (as discussed above), 4,557,000 of these common stock warrants have been modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $1.25, the remaining 3,412,500 common stock warrants that have a full anti-dilution provision, would ratchet into a great number of common stock warrants at a lower exercise price.

Effective June 17, 2005 the expiration date of our Class B and C warrants was extended from December 31, 2005, to December 29, 2006. Effective December 29, 2005, the expiration date of

232,500 warrants granted to an investor was extended from December 31, 2005, to December 29, 2006. There were no other changes in the terms or conditions of the warrants.

As of April 30, 2006, we had commitments outstanding for capital expenditures of $1,470,000.

Our future commitments have increased due to the agreement and development plan with Lucent, under which we endeavor to develop a next-generation imaging and night vision surveillance technology (although we can provide no assurances that a commercially attractive product will ultimately be available). We have paid Lucent $3,000,000 through July 21, 2006, and to maintain our rights under the agreement we are obligated to make an additional nine payments in the amount of $1,000,000 approximately every three months thereafter. This amount provides development funding required under the agreement. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. As such, assuming we continue the development program, we expect our quarterly research and development funding for this purpose to remain elevated.

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

Contractual Cash Obligations

The following summarizes our contractual cash obligations and commercial commitments at April 30, 2006, and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below are purchase obligations under which we have legal obligations for payments in specific years.

	Payments Due by Period(a)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt(b)	$1,009,000	$823,000	$164,000	$22,000	$0
Capital lease obligations	57,000	19,000	38,000	0	0
Operating lease obligations(c)	1,645,000	323,000	455,000	374,000	493,000
Purchase obligations(d)	6,570,000	2,670,000	2,400,000	1,500,000	0
Other long-term obligations reflected in the balance sheet at April 30, 2006(e)	520,000	520,000	0	0	0
Total contractual obligations	$9,801,000	$4,355,000	$3,057,000	$1,896,000	$493,000

(a)           Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(b)          Amount consists primarily of (1) a note payable to Silver Silicon, Ltd. with a remaining principal balance of $653,000 and related interest at 6% and a note to a commercial bank with a remaining principal amount of $259,000 and related interest at 6.9%. Amount does not include convertible debentures with a remaining principal balance of $9,975,000 or related interest payments, as amounts are payable in common stock (at a discount to the then current market price) or cash at our election, assuming the existence of an effective registration statement. If such amounts were paid in cash, the commitment on principal and interest repayment would be for less than one year.

(c)           Represents our commitments associated with operating leases and includes contracts that expire in various fiscal years through 2014. Payments due reflect minimum lease payments.

(d)          Purchase obligations include payments for isotopes (including oxygen-18) and capital equipment.

(e)           Amount consists of the guaranteed portion of three employment agreements if such employees are terminated without cause.

Subsequent to year end, we issued the aforementioned 6% Debentures in the aggregate principal amount of $13,000,000 with a maturity date of May 31, 2009.

Off-Balance Sheet Arrangements

In addition to the purchase obligations discussed above, see Note 9 to the accompanying Consolidated Financial Statements for a discussion of letters and lines of credit.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We have goodwill in the amount of $3,631,000 on our consolidated balance sheet as of April 30, 2006, related to the acquisition of PPSC in May 2005. We performed our annual impairment review on the aforementioned goodwill during our third fiscal quarter and concluded that the goodwill is not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets. As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired. To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives. We have remaining other net intangible assets in the amount of $491,000 on our balance sheet as of April 30, 2006, comprised of our trace and bulk detection technology acquired in December 2002, for customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005. We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Valuation of Equity Transactions

We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement. We value transactions associated with common stock warrants at the appropriate measurement date utilizing the Black-Scholes pricing model, with assumptions as to volatility (100% for fiscal years 2006 and 2005), risk-free interest rate (4.0%) and estimated life of the warrants based on historical information. If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these transactions could change significantly.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology.  On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and, although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 05-08 Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). The EITF consensus noted that for the purpose of applying SFAS No. 109, Accounting for Income Taxes, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, Accounting Changes and Error Corrections, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The adoption of EITF 05-08 has not had a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-07 Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-07”). The EITF consensus requires that, when a modification of a convertible debt instrument results in a change in the fair value of an embedded conversion option, the change in fair value of the embedded conversion option be included in the analysis of whether there has been a substantial change in the terms of the convertible debt instrument for purposes of determining whether the debt has been extinguished. The consensus also requires subsequent recognition of interest expense for any change in the fair value of the embedded conversion option resulting from a modification of a convertible debt instrument. EITF 05-07 is effective beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect the adoption of EITF 05-07 to have an impact on our results of operations or financial condition.

In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument. The legal agreements related to our 8% Debentures include a freestanding registration rights agreement. Once the FASB ratifies the then-completed consensus of the EITF on EITF 05-04, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

(b)                               Risk Factors

An investment in and ownership of our common stock, Class B or Class C Warrants, or any other of our convertible securities is one of high risk. You should carefully consider the risks described below before deciding whether to exercise your warrants, or to invest in or continue to hold our common stock. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have historically had severe working capital shortages, even following significant financing transactions.

Although we raised capital totaling more than $32,900,000 (net of expenses and prior to the 6% Debenture transaction completed after fiscal year end) during the last two fiscal years, we have had working capital shortages in the past and our consolidated financial statements for the year ended April 30, 2006, indicate that we have a working capital deficit of $(6,707,000).

We issued the 6% Debentures in May and June 2006. The total principal amount of these 6% Debentures issued was $13,000,000 which netted approximately $8,160,000 in proceeds after expenses and $4,100,000 of payments related to our 8% Debentures. The purchaser has an obligation to purchase an additional $3,000,000 6% Debenture two days before the registration statement underlying the 6% Debentures is declared effective.

Based on the amount of capital we have remaining, our current negative cash flow from operations and investing activities, we anticipate that we may incur a working capital deficit sometime after the completion of fiscal year 2007 unless we are able to substantially increase our revenue or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.

As a result of the recent financing and the commitment to purchase an additional $3,000,000 6% Debenture immediately prior to the effectiveness of the registration statement underlying the 6% Debentures, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

Our ability to obtain further financing when necessary is limited and we may be delisted from the Nasdaq Capital Market.

We have historically financed our operating losses and cash flow deficits through private placements of our equity and debt securities. Both of our outstanding 8% and 6% Debentures contain significant restrictions on our ability to raise any additional capital for so long as the convertible debentures are outstanding and ultimately, our ability to finance our operations will depend on our ability to generate revenues that exceed our expenses. Although we believe we are on a path to that end, we cannot offer any assurance that we will be able to succeed in reaching that goal.

In addition, as described above we have recently received two notifications from Nasdaq identifying listing deficiencies, which, if not cured timely, may result in our delisting from the Nasdaq Capital Market. Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult and may raise liquidity issues for current investors.

We have four business segments and, during our 2006 fiscal year each of our segments operated at a loss, in some cases significant losses.

For the year ended April 30, 2006, and as reflected in the following table, our consolidated financial statements show that each of our four operating segments have been operating at a loss (amounts in thousands):

	Year Ended
	April 30,
	2006	2005
Segment operating (loss) income:
Homeland security products	$(3,489)	$(1,728)
Security services	(24)	—
Semiconductor products and services	(5,151)	(6,484)
Life sciences	(968)	(2,206)
Reconciling amounts	(6,999)	(3,744)
Total	$(16,631)	$(14,162)

We expect that these losses (on a consolidated basis) will continue through our 2007 fiscal year (albeit at significantly lower levels for semiconductor products and services). Previously our life sciences segment operated profitably, but reductions in prices paid for our products have led to operating losses during the current fiscal year. As described in the next risk factor, unless we are able to develop and sell new products profitably, we may be unable to remain competitive and it is likely that our losses and negative cash flow will continue. Reconciling amounts include corporate expenses consisting primarily of payments to Lucent under our development agreement, corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors’ compensation.

Unless we are able to develop and sell new products profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

We have not operated profitably since our 1996 fiscal year, and as discussed in the preceding risk factor, none of our segments is currently operating profitably. We recognized net income for the year ended April 30, 2000, only because of the gain recognized on the sale of our depleted zinc assets to Eagle-Picher Technologies, LLC.

Our ability to generate additional revenues (and ultimately net income) is dependent upon the success of our homeland security products, security services and semiconductor operations and our ability to develop new products, including those that use stable and radioactive isotopes, while marketing and selling those products profitably. Historically, our semiconductor operations have been a significant cash drain and, while we are continuing to take steps to reduce the costs of the operation and to increase the revenues (including the launch and growth of our 300-millimeter product line), we cannot offer any assurance that the measures we have taken will be successful or that the silicon wafer operations will ever be profitable. In addition, our life sciences operations were not profitable for the year ended April 30, 2006, because of competitive conditions and, due to the loss of substantially all of our former Chemotrade radioisotope customers in January 2006, it will be difficult to become profitable in this segment as well.

We have had limited success in marketing our homeland security products, having sold only two units of the first generation of our NeutroTest portable, neutron-based explosive detection device and no units of our IMS technology for the detection of chemical weapons and other toxic substances or the second generation of our NeutroTest device. Although we have commenced marketing these products, we cannot offer any assurance that our marketing efforts will result in any sales or that any sales will result in significant revenues to us.

We are currently dependent on our continuing revenues and increasing orders to improve our operating results, and cash payments from our customers to provide working capital. To the extent orders and deliveries are reduced because of changing customer needs or our inability to supply product, or to the extent payments from customers are reduced because of adverse financial conditions affecting our customers, our financial condition will be adversely affected.

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

We have raised capital and issued securities during the years ended April 30, 2006 and 2005, and subsequently which has resulted (and will in the future when warrant exercises or conversions occur result) in dilution to our existing shareholders. This was accomplished to provide necessary working capital or obtain assets and services. We will likely issue more securities to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution.

During the course of the last two fiscal years and the current 2007 fiscal year, we have raised in excess of $41,0000,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of common stock, convertible preferred stock, common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we issued common stock warrants and shares of common stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing shareholders—both as a reduction of their percentage ownership in Isonics and because of issuances that will be, when warrants are exercised or debentures are converted, at prices below the market.

The 8% Debentures issued in February 2005 and the 6% Debentures issued in May and June 2006, have significant restrictions on our ability to raise any additional capital. If we raise additional working capital, we will likely have to issue additional shares of our common stock and common stock warrants at prices that may dilute the interests of our existing shareholders.

A holder of a portion of the remaining 8% Debentures has asserted that a default exists.

One of the two holders of the 8% Debentures that did not accept our prior offer to all holders has asserted that the issuance of the 6% Debentures constituted a default (due to a potential variable conversion provision contained within the 6% Debenture) under the 8% Debentures. We have contested that allegation (based among other things that such clause did not survive the final agreement), and will defend it in court if necessary. Any such litigation will be time consuming and expensive and, although we believe that we have significant grounds to contest the existence of any default, we cannot be assured of success. If they prove a default, we could be liable to them for 130% of the principal amount of their

8% debentures (a cost of up to $281,250, plus accrued interest in addition to the currently outstanding principal of $312,500).

We have an insufficient number of shares of common stock authorized, and if our shareholders do not increase our authorized capital at the next shareholders’ meeting, we will be in default of our obligations to the holders of our 6% Debentures and the related warrants.

We currently have 75,000,000 shares of common stock authorized, but that number is insufficient for us to meet our obligations to certain persons, including the holders of our 6% Debentures and related warrants. We have agreed to seek shareholder approval of an increase in our authorized capitalization to at least 175,000,000 by October 31, 2006, but we cannot provide any assurance that we will be able to obtain the necessary shareholder approval. If we fail to obtain shareholder approval for the increase in authorized capitalization, we may be in default under the terms of the 6% Debentures and related warrants as well as pursuant to certain other obligations.

Accounting charges resulting from our issuance of the 6% Debentures may lead to significant non-cash charges which would adversely impact future interest expense, net income and earnings per share and may also lead to future volatility in our financial statement components.

While our accounting evaluation of the 6% Debentures issued in May and June 2006 is not complete, because of certain contractual provisions in the 6% Debentures and accompanying transaction documents together with certain provisions of United States Generally Accepted Accounting Principles, we will likely be required to record significant non-cash interest charges over the life of the 6% Debentures (in addition to interest expense relating to the 6% interest rate borne by the 6% Debentures which will be paid in cash or shares of our common stock, at our option). Additionally, we will likely be required to initially record the accompanying warrants and the embedded conversion feature of the 6% Debentures as derivative liabilities, which will be required to be marked to market on a quarterly basis. The combination of these two factors will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

Operations in Russia may be disrupted because of a volatile political and economic climate beyond our control, which could adversely affect our supply of raw materials.

Operations in Russia entail risks. The former republics of the Soviet Union from time to time experience political, social and economic change as they adjust to independence from the former central government in Moscow. Some of the republics, including Russia are attempting to transition from a central-controlled economy toward a market-based economy. These changes have involved, in some cases, armed conflict, and the risk of continued instability has increased since the terrorist attacks on the United States of September 11, 2001 and the commencement of the wars in Iraq and Afghanistan. Political or economic instability in these republics may continue or worsen. The price, availability, quality, quantity, ability to export and supply of stable and radioactive isotopes could be directly affected by political and economic conditions in Russia.

We are dependent on suppliers from Russia for substantially all of our stable isotopes and our radioisotopes. Accordingly, our operations could be materially adversely affected if hostilities in Russia should occur, if trade between Russia and the United States were interrupted or ceased, if political conditions in Russia disrupt transportation or processing of our goods, if laws or government policies concerning foreign business operations in Russia change substantially, or if tariffs are introduced.

Historically we depended upon few customers for a significant portion of our revenues and our business could have been materially and adversely affected if we lost any one of those customers.

As a result of the acquisition of PPSC, we have significantly increased our revenues for the year ended April 30, 2006 as compared to the year ended April 30, 2005. As a result, we decreased our reliance on a few customers for a significant portion of our revenues. For the year ended April 30, 2006 one security services customer accounted for 17% of total revenues and one semiconductor materials and products customer accounted for 10% of revenues, while two life sciences customers accounted for 19% and 10%, respectively, of revenues for the year ended April 30, 2005. However, significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products ordered from us.

We realized increased expenses, reduced revenues, and longer than anticipated delays in integrating past business acquisitions into our operations, and we may face similar difficulties with future acquisitions as well.

We experienced increased costs and delays in integrating the operations of the business and assets we acquired from EMG, in June 2004, and we also realized revenues that were significantly reduced from that which we had anticipated. Regardless of the extent of our planning, we may recognize increased costs and delays, and reduced revenues, when integrating future business acquisitions into our business operations and strategy. While we believe that we have and will continue to plan for integration of business operations to the best of our ability, we cannot offer any assurance that any or all such efforts will proceed as anticipated. While the integration of PPSC (acquired in May 2005) has been more successful than that of EMG, if efforts at integrating other businesses and assets that we may acquire in the future achieve similar difficulties as we realized in the integration of the EMG business and assets, we may have unanticipated expenses, delays and revenue reductions.

If demand for any of our products grows suddenly, we may lack the resources to meet demand or we may be required to increase our capital spending significantly.

If we are able to develop and market our products successfully, we may experience periods of rapid growth that place a significant strain on our financial and managerial resources. Through our research and development efforts we are also attempting to develop additional products and lines of business. Our ability to manage growth effectively, particularly given our increasing scope of operations, will require us to continue to implement and improve our management, operational and financial information systems, and will require us to develop the management skills of our personnel and to train, motivate and manage our employees. Our failure to effectively manage growth could increase our costs of operations and reduce our margins and liquidity, which could have a material adverse effect on our business, financial condition and results of operations.

Because we are dependent upon our key personnel for our future success, if we fail to retain or attract key personnel, our business will be adversely affected.

Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel, including James E. Alexander, our President and Chief Executive Officer and Boris Rubizhevsky, our Senior Vice President and President of HSDC. Currently both Mr. Alexander and Mr. Rubizhevsky are covered by employment agreements that are renewable on an annual basis.

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

We could be subject to environmental regulation by federal, state and local agencies, including laws that impose liability without fault, which could produce working capital shortages and lessen shareholders’ equity.

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

We are controlled by only a few officers and directors and, consequently, purchasers of our shares will have little ability to elect or control our management.

Our shares are widely-held. Consequently, even though our management beneficially owns our securities equivalent to approximately 11% of the outstanding votes at any shareholders’ meeting (assuming zero conversions of common stock warrants, options or the 6% or 8% Debentures), it is likely that they will be able to continue to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

We risk exposing ourselves to an above-policy limit product liability claim, which could adversely affect our working capital, shareholders’ equity and profitability.

The use of our radioisotopes in radiopharmaceuticals and in clinical trials may expose us to potential product liability risks that are inherent in the testing, manufacture, marketing, and sale of human diagnostic and therapeutic products. Additionally, the use of explosive and chemical detection products may expose us to potential liability risks that are inherent with the operation of these types of products (including, but not limited to failed detection). We currently have product liability insurance; however, there is a risk that our insurance would not cover completely or would fail to cover a claim, in which case we may not have the financial resources to satisfy such claims, and the payment of claims would require us to use funds that are otherwise needed to conduct our business and make our products.

Our common stock is vulnerable to pricing and purchasing actions that are beyond our control and, therefore, persons acquiring or holding our shares or warrants may be unable to resell their shares at a profit as a result of this volatility.

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing and development schedules, technological innovations or new products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, economic and other external factors, all affect the market price of our securities. In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

SEC penny stock regulations may limit the ability to trade our securities on the Nasdaq Capital Market.

Although our common stock is currently quoted on the Nasdaq Capital Market, our common stock has in the past been subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We have, at times in the past, been included within the SEC Rule 3a-51 definition of a penny stock, and we are currently subject to two notifications from Nasdaq which may place us in that status again. When our common stock is considered to be a “penny stock,”

trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus the ability of purchasers of our common stock to sell their securities in the secondary market. To the extent we are able to maintain our listing on the Nasdaq Capital Stock Market, we will not be subject to these penny stock rules. Reasons for being unable to maintain our listing on the Nasdaq Capital Market include:

•       the inability to maintain a bid price for our common stock of $1.00 for the requisite period of time, and

•       the inability to maintain either the minimum stockholders’ equity, market capitalization or net income along with the required number of market makers and shareholders necessary for listing.

We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants. See “our ability to obtain further financing when necessary is limited” for additional risk factors associated with our current Nasdaq listing deficiencies.

Future sales of our common stock may cause our stock price to decline.

Our stock price has declined from a price of approximately $6.00 per share at the beginning of 2005 to a price of $0.45 per share at July 21, 2006. Our stock price may decline further as a result of future sales of our shares, the perception that such sales may occur or other reasons. As of July 21, 2006, approximately 5,700,000 shares of common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Approximately 85% of the restricted shares of our common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders. We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock. Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

We have never paid any cash dividends on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Additionally, the terms of the 6% and 8% Debentures contain restrictions on our ability to pay dividends to holders of our common stock.

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our convertible debentures, or certain of our outstanding common stock warrants, we may be obligated to pay the investors of those securities liquidated damages.

We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding convertible debentures and common stock warrants. Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933.

If we fail to meet any obligations we have to have effective and current registration statements available (including the current registration statement related to the common stock underlying our Class B and C warrants), we may become obligated to pay damages to investors to the extent they may be entitled to damages. We cannot offer any assurances that we will be able to maintain the currency of the information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

As a public company, we are subject to a significant amount of regulation. In the past we have received requests for information from the Securities and Exchange Commission and from Nasdaq. Any such inquiry or investigation that may result may adversely affect the market for our stock or our Company.

Regulators of public companies such as Isonics have the authority to commence inquiries and investigations where the regulators have concerns. The investigations, while involving the company, may not have anything to do with actions taken by the company or our failure to act. Furthermore, the regulators may not inform us when the issues they were addressing are resolved. From October 2004 through February 2005, both Nasdaq and the SEC requested documents from us with respect to inquiries they were undertaking (related primarily to questions regarding our press releases, public relations advisors, certain other disclosures that were made publicly and the termination of Grant Thornton LLP as our independent auditor). We also met with representatives of Nasdaq to discuss various issues. We provided information, which we believe to be responsive to all of the questions posed in the Nasdaq inquiry and to the SEC. We have not received any requests for additional information from either the SEC or Nasdaq relating to those earlier inquiries since February 2005 and while we believe these issues are behind us, if any action resulted from these inquiries in the future, it may adversely impact us, and our ability to carry on our business. As discussed above, we have received two notifications from Nasdaq advising us that we are not in compliance with Nasdaq’s listing standards.

Provisions in our charter documents could prevent or delay a change in control, which could delay or prevent a takeover.

Our Articles of Incorporation authorize the issuance of “blank check” preferred stock with such designations, rights, and preferences, as may be determined by our Board of Directors. Accordingly, the Board of Directors may, without shareholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Preferred stock could also be issued to discourage, delay, or prevent a change in our control, although we do not currently intend to issue any additional series of our preferred stock.

Provisions in our bylaws provide for indemnification of officers and directors to the full extent permitted by California law, which could require us to direct funds away from our business and products.

Our Bylaws provide for indemnification of officers and directors to the full extent permitted by California law, our state of incorporation. We may be required to pay judgments, fines, and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which such officers and directors are involved by reason of being or having been an officer or director. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business and the development of our products, thereby affecting our ability to attain profitability. This could cause our stock price to drop.

ITEM 7.                FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our Audit Committee selected the independent accounting firm of Grant Thornton LLP (“Grant Thornton”) with respect to the audit of our consolidated financial statements for the year ended April 30, 2005, as well as many prior fiscal years. However, the Audit Committee unanimously approved of the dismissal of Grant Thornton on November 24, 2004.

On November 24, 2004, the Audit Committee dismissed Grant Thornton as our independent registered public accounting firm effective immediately and informed Hein & Associates LLP (“Hein & Associates”), certified public accountants, that such firm was appointed as our independent registered public accounting firm effective immediately. We authorized Grant Thornton to respond fully to inquiries by our new auditors in connection with the retention of the new auditors.

Grant Thornton’s reports on our financial statements for the fiscal years ended April 30, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for the matter discussed in the next sentence. There was an explanatory paragraph in Grant Thornton’s report on our financial statements included in Form 10-KSB for the year ended April 30, 2003, indicating that the accompanying consolidated financial statements had been prepared assuming that we would continue as a going concern, and Grant Thornton identified certain factors that raised substantial doubt about our ability to continue as a going concern. That explanatory paragraph was not contained in Grant Thornton’s report on our financial statements included in our Form 10-KSB for the year ended April 30, 2004.

In connection with the audits of our financial statements for each of the last two fiscal years ended April 30, 2004 and 2003, and as of November 24, 2004, there were no disagreements between us and Grant Thornton on any matter of accounting principles or practices, consolidated financial statement disclosures, or auditing scope and procedures, which, if not resolved to the satisfaction of Grant Thornton, would have caused them to make a reference thereto in connection with their report on the financial statements, except for the following disagreement regarding auditing scope and procedures: Grant Thornton informed us that they required additional auditing procedures to be performed with respect to the Nasdaq inquiry which commenced in October 2004 and that they needed to obtain additional information from Nasdaq regarding the Nasdaq inquiry prior to issuing a consent allowing the inclusion, within a Form SB-2, of Grant Thornton’s opinion on our financial statements as of April 30, 2004 and 2003 and for the years then ended, and prior to completing a review of our financial statements to be included in the Form 10-QSB for the period ended October 31, 2004. Grant Thornton believed that if the additional auditing procedures were performed and additional information was obtained there may be a material impact on the fairness or reliability of our financial statements; however, due to Grant Thornton’s dismissal before the termination of the Nasdaq inquiry, they did not conduct such procedures or obtain such information. The additional procedures required by Grant Thornton could not be performed until Nasdaq had notified us that the Nasdaq inquiry was terminated. We did not agree with Grant Thornton that the Nasdaq inquiry was material or that the Nasdaq inquiry impacted the financial statements, disclosure, or auditing scope or procedures. Our Audit Committee has discussed this matter with Grant Thornton, and Grant Thornton was authorized to fully respond to inquiries made by Hein & Associates concerning this matter.

In December 2004, we received an informal request for information from the Securities and Exchange Commission (“SEC’). Grant Thornton informed us that they also require additional auditing procedures to be performed and that they need to obtain additional information from the SEC regarding the informal request for information prior to issuing a consent allowing the inclusion, within a Form SB-2, of Grant Thornton’s opinion on our financial statements as of April 30, 2004 and 2003 and for the years then ended.

We provided Grant Thornton a copy of the Form 8-K disclosure of Grant Thornton’s dismissal and requested Grant Thornton to furnish us with a letter addressed to the Securities and Exchange

Commission stating whether Grant Thornton agreed with the statements by us in the Form 8-K previously filed by Isonics, and Grant Thornton’s response was attached to the Form 8-K as an exhibit.

During our past two fiscal years and prior to the engagement of Hein & Associates, we did not consult Hein & Associates regarding the application of accounting principles to a specific transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matter or reportable event that would be required to be reported in this Form 10-KSB.

ITEM 8A.        CONTROLS AND PROCEDURES.

With the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) and (b)   Identification of Directors and Executive Officers

The following table sets forth the names and ages of all the Directors and Executive Officers of Isonics, and the positions held by each such person as of April 30, 2006. Each of the directors holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal. Each officer serves at the discretion of the Board.

Name	Age	Position
James E. Alexander	57	President, Chief Executive Officer, Treasurer and Chairman of the Board
Boris Rubizhevsky	55	Senior Vice President, Vice Chairman and Director
Stephen J. Burden	57	Vice President, Semiconductor Materials and Products
John Sakys	37	Vice President, Chief Financial Officer and Secretary
Hans Walitzki	50	Vice President, Advanced Wafer Technology
Lindsay A. Gardner	55	Vice President, Corporate Development and Life Sciences and Director
Richard Parker(1)(2)(3)	62	Director
Russell W. Weiss(1)(2)(3)	59	Director
Richard H. Hagman(1)(2)(3)	59	Director
C. Stewart Verdery, Jr.(2)(3)	39	Director

(1)       Member of the Audit Committee.

(2)       Member of the Compensation Committee.

(3)       Member of the Nominating Committee

James E. Alexander is our co-founder with Mr. Rubizhevsky. He has served as our President, Chief Executive Officer and as a director since our inception. Mr. Alexander has worked full-time for Isonics since January 1994. From June 1972 to December 1993, he worked in a variety of technology positions at General Electric Corporation in the aircraft engine and nuclear power divisions, most recently as Manager of Technology Programs. Mr. Alexander received his Bachelors degree in Metallurgical Engineering from the University of Cincinnati and performed graduate work in materials science there. He earned a Masters degree in Business Administration from Santa Clara University.

Boris Rubizhevsky is our co-founder with Mr. Alexander. He has served as our Senior Vice President and a director since our inception. In October 2004, Mr. Rubizhevsky was named President of our wholly owned subsidiary, Homeland Security Defense Corporation. Mr. Rubizhevsky became Vice Chairman in March 1997 and has worked exclusively for Isonics during this time. From November 1986 through December 1994, he owned and operated SAR Marketing, a consulting firm providing business advice and services to large multinational corporations. From June 1977 to May 1986, Mr. Rubizhevsky worked at General Electric Corporation as Business Development Manager in various international locations. He received his Bachelors degree in Engineering from Stevens Institute of Technology.

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

Russell W. Weiss has served as a director since January 2004. Mr. Weiss has 33 years of experience in the Semiconductor Industry and is currently Vice President and General Manager of the worldwide Sales Operations for KLA-Tencor. From April 2002 through February 2003, Mr. Weiss was President and Representative Director of KLA-Tencor Japan Ltd. From 1996 through April 2002, Mr. Weiss held various positions with KLA-Tencor. From 1991-1996 Mr. Weiss held various positions with Schlumberger with the most recent being Vice President and General Manager of Schlumberger ATE test equipment division. Mr. Weiss received his BSEE from Missouri University and his MBA from Babson College.

Dr. Richard H. Hagman has served as a director and a member of our Audit Committee since July 2005. From 2001 to the present time, and from 1994 through 1998, Dr. Hagman has been the owner of R.H. Hagman & Company, a company that provides management consulting, CEO and senior management coaching, investment banking (M&A), turnarounds, negotiations and mediation, and capital sourcing services to businesses in a wide variety of industries. Dr. Hagman has more than 20 years of corporate management and top-tier executive experience in several Fortune 500 companies. He was Chairman and CEO of WENR Corp. (formerly Western Energy Inc.), and served as Vice President and Corporate Officer of Cyprus Amax Minerals Co. Dr. Hagman also held senior investment and government affairs positions for such companies as Amoco Corp. He has also served as Administrative Director of Graduate Studies and Lecturer at the University of Chicago; Assistant Dean for Undergraduate Curriculum at Northwestern University, and as Rapporteur for the Fellows’ Meetings at the Adlai Stevenson Institute of International Affairs. Dr. Hagman has received masters and doctorate degrees from The University of Chicago, and completed his post-doctoral studies at The University of Chicago working specifically in management theory, organizational theory and labor relations.

C. Stewart Verdery, Jr. has served as a director since August 2004. Mr. Verdery is currently a principal at the Washington consulting firm Mehlman Vogel Castagnetti, Inc., and an Adjunct Fellow at the Center for Strategic and International Studies in their Homeland Security division. Mr. Verdery was nominated by President Bush and confirmed by the U.S. Senate in 2003 as Assistant Secretary for Homeland Security for Border and Transportation Security Policy and Planning. In that position, he oversaw policy development for key Department of Homeland Security (“DHS”) agencies, including U. S. Customs and Border Protection and the Transportation Security Administration, and worked closely with other DHS components and the rest of the executive branch. Mr. Verdery was general counsel to Senate Assistant Majority Leader Don Nickles (R-OK) from 1998 until 2002 and also served as counsel to two Senate Committees and Senator John Warner (R-VA). He is a graduate of Williams College and the University of Virginia School of Law.

(b) and (c)   Significant Employees and Family Relationships.

There are no significant employees who are not also directors or executive officers. There were and are no family relationships among the officers, directors or any person chosen by Isonics to become a director or officer. No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. None of our directors is also a director of another company which has a class of securities registered under Section 12 of the Securities Exchange Act of 1934, or which is subject to the reporting requirements of Section 15(d) of that act. There are no proposed transactions in which a director, director nominee, executive officer, 5% or more beneficial owner or immediate family member of any of the foregoing has a direct or indirect material interest.

(d)   Involvement in Certain Legal Proceedings

Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director or executive officer.

None of our directors, executive officers, affiliates or beneficial owners of more than 5% of any class of voting securities is adverse to us or has a material interest adverse to us.

(e)   Audit Committee Financial Expert

We have not named an “audit committee financial expert” serving on our Audit Committee. Our Audit Committee consists of three directors, all of whom are financially literate, have experience with public companies, and are very knowledgeable about our business and financial position. Due to the nature of our operations, our Board of Directors does not believe that it needs to name an audit committee financial expert at this time.

(f)   Identification of Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons serve on our Audit Committee: Richard H. Hagman, Richard Parker and Russell W. Weiss, all of whom are considered “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

(g)   Procedures by which security holders may recommend nominees to the board of directors.

We have not changed our nominating procedures during the past fiscal year or subsequently. We have a standing Nominating Committee (“Nominating Committee”) to direct and oversee the process by which individuals may be nominated to our board of directors. The following persons serve on our Nominating Committee: Russell W. Weiss, Richard Parker, Richard H. Hagman and C. Stewart Verdery Jr., all of whom are independent directors as required by Nasdaq Marketplace Rule 4350(c)(4). Our Nominating Committee’s charter was adopted by the board of directors on January 27, 2004, and is available on our web site at www.isonics.com. Each member of the Nominating Committee must qualify as “independent” as defined under Nasdaq Marketplace Rule 4200(a)(15) and be free of any relationship that, in the opinion of the Board, would interfere with his or her exercise of independent judgment.

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

The Nominating Committee will consider nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee’s consideration, you may submit the candidate’s name by delivering notice in writing to Isonics’ Nominating Committee isonics@nuvox.net or c/o Chair, Nominating Committee, via first class U.S. mail, at Isonics Corporation, 5906 McIntyre Street, Golden, CO 80403.

A shareholder nomination submitted to the nomination committee must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to Isonics by the date mentioned in the most recent proxy statement under the heading “Proposal From Shareholders” as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5:

(i)                   The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;

(ii)               The number of shares and description of Isonics voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;

(iii)           The name, address, telephone number, fax number and e-mail address of the person being recommended to the nominating committee to stand for election at the next annual meeting (the “proposed nominee”) together with information regarding such person’s education (including degrees obtained and dates), business experience during the past ten years, professional affiliations during the past ten years, and other relevant information.

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

c.                  states whether the proposed nominee is “independent” as defined by Nasdaq Marketplace Rule 4200(a)(15); and

d.                 attests to the accuracy of the information submitted pursuant to paragraphs (i), (ii), (iii), (iv), (v), (vi), and (vii), above.

Although the information may be submitted by fax, e-mail, mail or courier, the nominating committee must receive the proposed nominee’s signed consent, in original form, within ten days of making the nomination.

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

The Nominating Committee held no formal meetings during the year ended April 30, 2006. On August 29, 2005 by unanimous written consent the Nominating Committee nominated all seven directors currently serving on our board of directors to stand for reelection.

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

(h)   Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Isonics. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended April 30, 2006 and subsequently. Cornell, holders of our 6% Debentures, has taken the position that, because provisions within the 6% Debentures that prevent them from converting shares of such stock at any time when the results of the conversion would result in ownership of more than 4.99% of the outstanding Isonics common stock, they are not subject to the reporting requirements of Section 16(a). See “Security Ownership of Certain Beneficial Holders and Management” above.

(i)   Code of Ethics

On January 27, 2004, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both Isonics’ corporate policies and with the law and is posted at our website: www.isonics.com.

ITEM 10.   EXECUTIVE COMPENSATION

(a) and (b)   Summary Compensation Table

The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Isonics for the three years ended April 30, 2006. No other executive officer earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Isonics and any subsidiary.

					Long-term
		Annual compensation			Compensation Awards
					Awards			Payout
						Securities
					($)	Underlying
	Fiscal	($)	($)	($)	Restricted	Options &			All Other
Name and Principal Position	Year	Salary	Bonus	Other(a)	Awards	SARs (#)		LTIP	Compensation
James E. Alexander	2004	240,000	0	0	0	0		0	0
President & CEO*	2005	250,000	50,000	0	0	140,000	(d)	0	0
	2006	257,750	26,367	0	0	100,000	(e)	0	0
Boris Rubizhevsky,	2004	216,000	0	0	0	0		0	0
Senior Vice President*	2005	225,000	50,000	0	0	340,000	(f)	0	0
	2006	232,350	23,780	0	0	100,000	(g)
John Sakys,	2004	132,492	30,000	0	0	0		0	0
Vice President*	2005	142,917	20,000	0	0	75,000	(h)	0	0
	2006	181,250	18,983	0	0	50,000	(i)	0	0
Hans Walitzki,	2004	160,000	0	0	0	0		0	0
Vice President*	2005	178,933	0	0	0	0		0	0
	2006	176,667	0	0	0	0		0	0
Lindsay A. Gardner,	2004	0	0	0	0	0		0	0
Vice President*(b)	2005	85,865	0	0	0	140,000	(j)	0	0
	2006	150,667	0	0	0	0		0	0
Peter Christensen(c)	2004	0	0	0	0	0		0	0
	2005	0	0	0	0	0		0	0
	2006	191,748	0	0	0	0		0	0

*       Executive officer

(a)     Excludes other compensation, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of such named Executive Officers’ annual compensation.

(b)    Ms. Gardner joined Isonics as an executive officer in October 2004.

(c)     Mr. Christensen joined PPSC as Vice President of Sales in May 2005.

(d)    Options to purchase 100,000 shares of common stock were granted in February 2005 with an exercise price of $4.64 (of which 40,000 have vested as of April 30, 2006) and an expiration date of February 21, 2015. Options to purchase 40,000 shares of common stock were granted in April 2005, are currently exercisable at $2.04 per share and expire April 18, 2010.

(e)     Options to purchase 100,000 shares of common stock were granted in February 2006 with an exercise price of $1.96 (of which 25,000 have vested as of April 30, 2006) and an expiration date of February 8, 2016.

(f)     Options to purchase 300,000 shares of common stock were granted in February 2005 with an exercise price of $4.64 (of which 120,000 have vested as of April 30, 2006) and an expiration date of February 21, 2015. Options to purchase 40,000 shares of common stock were granted in April 2005, are currently exercisable at $2.04 per share and expire April 18, 2010.

(g)     Options to purchase 100,000 shares of common stock were granted in February 2006 with an exercise price of $1.96 (of which 25,000 have vested as of April 30, 2006) and an expiration date of February 8, 2016.

(h)    Options to purchase 75,000 shares of common stock were granted in February 2005 with an exercise price of $4.64 (of which 37,500 have vested as of April 30, 2006) and an expiration date of February 21, 2015.

(i)     Options to purchase 50,000 shares of common stock were granted in February 2006 with an exercise price of $1.96 (of which 12,500 have vested as of April 30, 2006) and an expiration date of February 8, 2016.

(j)     Options to purchase 100,000 shares of common stock were granted in October 2004 with an exercise price of $1.52 (of which 50,000 have vested as of April 30, 2006) and an expiration date of October 5, 2014. Options to purchase 40,000 shares of common stock were granted in April 2005, are currently exercisable at $2.04 per share and expire April 18, 2010.

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

(c)           Options/SAR Grants

Stock Options and Option Plans

We grant options to executive officers, employees and consultants under the following plans (collectively the “Plans”):

(a)          2005 Stock Option Plan.   The 2005 Plan authorizes the grant of options to purchase 3,500,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. The options granted pursuant to this plan are subject to a registration statement on Form S-8, Commission file no. 333-128592. As of April 30, 2006, options to purchase 680,000 shares were outstanding under this plan.

(b)         1996 Stock Option Plan.   Although this plan has been terminated, there are options outstanding. The options granted pursuant to this plan are subject to a registration statement on Form S-8, Commission file nos. 333-74339 which has been incorporated into file no. 333-128592 pursuant to Rule 429. As of April 30, 2006, options to purchase 151,429 shares were outstanding under this plan. No further options will be issued under this plan.

(c)          1996 Executives’ Equity Incentive Plan.   The Executives’ Plan authorized the grant of options to purchase 2,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. The options granted pursuant to this plan are subject to a registration statement on Form S-8, Commission files nos. 333-52514 and 333-74339, which, have been incorporated into file no. 333-128592 pursuant to Rule 429. As of April 30, 2006, options to purchase 1,349,562 shares were outstanding under this plan. No further options will be issued under this plan.

(d)         1996 Equity Incentive Plan.   The Employees’ Plan authorized the grant of options to purchase 1,000,000 stock options. The options granted may be either incentive stock options, if they meet the requirements of Section 422 of the Internal Revenue Code, or non-qualified stock options. The options granted pursuant to this plan are subject to a registration statement on Form S-8, Commission files nos. 333-52514 and 333-74339, which, have been incorporated into file no. 333-128592 pursuant to Rule 429. As of April 30, 2006, options to purchase 562,941 shares were outstanding under this plan. No further options will be issued under this plan.

(e)          1998 Employee Stock Purchase Plan.   The Stock Purchase Plan authorizes employee purchase of up to 200,000 shares of Isonics common stock. As of April 30, 2006, employees had purchased a total of 78,209 shares of Isonics common stock pursuant to this plan, and employees purchased an additional 13,227 shares in May 2006. The shares included in this plan are subject to a registration statement on Form S-8, Commission file no. 333-74339, which, have been incorporated into file no. 333-128592 pursuant to Rule 429. This plan was terminated effective May 1, 2006.

Except for the Director’s Plan described below, we have not adopted any other stock option or stock appreciation rights plan. See “Compensation of Directors.”

Options/SAR Grants in Last Fiscal Year

We granted stock options to the executive officers named in the compensation table (above) during the fiscal year ended April 30, 2006. We did not grant any stock appreciation rights to any person during fiscal year 2006.

	Number of shares of common stock underlying Options (and percentage of all options granted to all employees during the year)	Exercise Price	Expiration Date
James E. Alexander	100,000(19)%	$1.96	February 8, 2016
Boris Rubizhevsky	100,000(19)%	$1.96	February 8, 2016
John Sakys	50,000(10)%	$1.96	February 8, 2016

On May 5, 2006, we issued 75,000 stock options each to James E. Alexander, Boris Rubizhevsky and John Sakys along with 30,000 and 20,000 to Lindsay A. Gardner and Stephen J. Burden, respectively. The options have a ten-year life and are exercisable at $1.15 per share. We have not granted any additional stock options to the executive officers named in the compensation table subsequent to April 30, 2006.

(d)          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

One executive officer, Lindsay A. Gardner, exercised 1,400 employee stock options during the year ended April 30, 2006.  No other executive officer exercised employee stock options during the year end April 30, 2006, or subsequently. The following table sets forth information regarding the year-end value of options being held by the Chief Executive Officer and the other such named executive officers on April 30, 2006.

Name and Principal Position	Shares acquired on exercise (#)	Value realized	Number of securities underlying unexercised options/stock appreciation rights at April 30, 2006 Exercisable/Unexercisable	Value of unexercised in-the-money options/stock appreciation rights at April 30, 2006 Exercisable/Unexercisable
James E. Alexander President & CEO	0	0	225,000 / 135,000	$12,800 / $0
Boris Rubizhevsky Senior Vice President	0	0	303,750 / 255,000	$12,750 / $0
Lindsay A. Gardner Vice President	1,400	<$5,000	123,014 / 50,000	$5,682 / $0
Stephen J. Burden Vice President	0	0	270,429 / 0	$44,540 / $0
John V. Sakys Vice President	0	0	182,812 / 75,000	$11,000 / $0
Hans Walitzki Vice President	0	0	204,000 / 0	$56,640 / $0

(e)           Long Term Incentive Compensation Plans, and Defined Benefit and Actuarial Plans

Isonics has no long term incentive compensation plans, defined benefit plans or actuarial plans.

(f)             Compensation of Directors

We reimburse directors for travel and related expenses associated with Board of Directors’ meetings. Historically we compensated non-employee directors $2,000 for attending Board of Directors’ meetings in person, and $500 for attending Board of Directors’ meetings telephonically. Effective May 1, 2006, we compensate non-employee directors $2,000 for attending Board of Directors’ meetings in person, $1,000 for attending Board of Directors’ meetings telephonically and we pay an additional $500 to the chair person for required preparation time.

The 1998 Directors’ Plan (the “Directors’ Plan”) authorized each person serving as a member of the Board who is not an employee of ours to receive options to purchase 20,000 shares of our common stock when such person accepts his position as a Director and to receive an additional option to purchase 10,000 shares of common stock when such person is re-elected as a Director provided such person is not an employee of Isonics. The exercise price for the options is the Fair Market Value (as defined in the Executives’ Plan) on the date such person becomes a director and the options are exercisable for five years from such date. The options granted under the Directors’ Plan vest immediately upon the date of the grant. In the event a Director resigns or is not re-elected to the Board, his or her failure to exercise the options in three months results in the options’ termination prior to the expiration of their term. We amended the Directors Plan effective May 1, 2006 so that we now grant each Director an option to purchase 20,000 shares of common stock when such person is re-elected as a Director provided such person is not an employee of Isonics. On September 9, 2005, the Board of Directors approved, and we entered into indemnity agreements with each of our directors.

Under the Directors’ Plan the following individuals have been granted options through April 30, 2006:

Name	Shares Under Option	Exercise Price	Expiration
Lindsay A. Gardner*	10,000	$1.06	November 12, 2006
	10,000	$1.00	November 19, 2007
	10,000	$1.42	April 27, 2009
Richard Parker**	10,000	$1.06	November 12, 2006
	10,000	$1.00	November 19, 2007
	10,000	$1.42	April 27, 2009
	10,000	$2.04	April 18, 2010
	10,000	$2.48	October 24, 2010
Russell W. Weiss	20,000	$1.17	January 5, 2009
	10,000	$1.42	April 27, 2009
	10,000	$2.04	April 18, 2010
	10,000	$2.48	October 24, 2010
Richard H. Hagman	20,000	$3.13	July 19, 2010
	10,000	$2.48	October 24, 2010
C. Stewart Verdery	20,000	$3.37	July 31, 2010
	10,000	$2.48	October 24, 2010

*                    Ms. Gardner became an officer of Isonics in October 2004 and is no longer eligible to participate in the Directors’ Plan. These options were granted to her at a time when she was eligible to participate in the Directors’ Plan.

**             On April 19, 2005, the Board of Directors also granted Mr. Parker options to purchase 40,000 shares of common stock at $2.04 per share exercisable through April 18, 2010. These options were not granted under the Directors’ Plan, but were granted under the 2005 Stock Option Plan.

We do not have any other arrangements pursuant to which we compensate the Directors for acting in their capacities as such.

(g)           Employment Agreements, Termination of Employment and Change In Control Agreements

Currently both Mr. Alexander and Mr. Rubizhevsky are covered by employment agreements that are renewable on an annual basis. We have employment agreements with Dr. Stephen J. Burden, Dr. Hans Walitzki, Ms. Lindsay A. Gardner and Mr. John Sakys. The agreements have an indefinite term (except for the agreement with Dr. Walitzki which expires November 2006) and provide for at-will employment, terminable at any time by either party. The agreements provide for a rate of annual compensation, which we will review annually. Under each agreement, Dr. Burden, Dr. Walitzki, Ms. Gardner and Mr. Sakys are entitled to participate in our standard plans and policies. The agreements also include confidentiality and invention assignment provisions.

(h)          Report on Repricing of Options/SARs

We did not reprice any options or stock appreciation rights during the fiscal year ended April 30, 2006, or subsequently.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) and (b)  Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the ownership of our common stock as of April 30, 2006 by:  (i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
James E. Alexander(1)	2,261,167	5.3%
Boris Rubizhevsky(2)	1,881,455	4.4%
Stephen J. Burden(3)	402,425	<1%
Hans Walitzki(4)	404,000	<1%
Lindsay A. Gardner(5)	423,562	1.0%
Richard Parker(6)	92,927	<1%
John Sakys(7)	261,836	<1%
Russell W. Weiss(8)	50,000	<1%
Richard H. Hagman(9)	30,000	<1%
C. Stewart Verdery, Jr.(10)	30,000	<1%
All executive officers and directors as a group (10 persons). The address for all of the above directors and executives officers is: 5906 McIntyre Street, Golden, CO 80403	5,837,372	13.2%

(1)          Includes: (i) 360,000 shares of common stock underlying stock options of which 225,000 are vested as of April 30, 2006 and which are currently exercisable; (ii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iii) 135,455 shares of common stock held in the name of The James & Carol Alexander Family Foundation; and (iv) 500,000 shares held by wife Carol Alexander.

(2)          Includes: (i) 1,067,372 shares of common stock held jointly with wife Nancy Eiden Rubizhevsky; (ii) 558,750 shares of common stock underlying stock options of which 303,750 are vested as of April 30, 2006 and which are currently exercisable; (iii) 100,000 shares of common stock underlying 100,000 warrants to purchase common stock of Isonics; (iv) 33,333 shares of common stock held by wife Nancy Eiden Rubizhevsky; (v) 61,000 shares of common stock held by son Zachary Rubizhevsky; and (vi) 61,000 shares of common stock held by son Ryan Rubizhevsky.

(3)          Includes 270,429 shares of common stock underlying stock options that are currently exercisable.

(4)          Includes (i) 200,000 shares of common stock of which 140,000 shares are vested as of April 30, 2006 and (ii) 204,000 shares of common stock underlying stock options that are currently exercisable.

(5)          Includes 173,014 shares of common stock underlying stock options of which 123,014 are vested as of April 30, 2006 and which are currently exercisable.

(6)          Includes 92,927 shares of common stock underlying stock options that are currently exercisable.

(7)          Includes 257,812 shares of common stock underlying stock options of which 182,812 are vested as of April 30, 2006 and which are currently exercisable.

(8)          Includes 50,000 shares of common stock underlying stock options that are currently exercisable.

(9)          Includes 30,000 shares of common stock underlying stock options that are currently exercisable.

(10)   Includes 30,000 shares of common stock underlying stock options that are currently exercisable.

As of April 30, 2006, there are no shares of our Series A, Series B, Series C, Series D or Series E Convertible Preferred Stock outstanding.

(c)           No Change of Control Arrangements.

We know of no plans or arrangement that will result in a change of control at Isonics.

(d)          Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding, Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	2,933,932	$2.12	2,820,000
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	2,933,932	$2.12	2,820,000

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

We provide the following information regarding transactions among officers, directors and significant shareholders of Isonics during the most recent two fiscal years and during the subsequent fiscal year.

Corporate Loans to Officers

We have not made any corporate loans to our officers, directors, or shareholders in fiscal years 2006, 2005 or subsequently. The Sarbanes-Oxley Act of 2002 prohibits any loans to corporate officers or directors.

Corporate Loans from Officers and Employees

We did not borrow any funds from our officers or directors during the years ended April 30, 2006 and April 30, 2005 or subsequently. When funds are owed to our executive officers, we have agreed to keep them advised with respect to our cash receipts and expenditures.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit Number	Title
3.01	Registrant’s Amended and Restated Articles of Incorporation (dated May 5, 1997).(1)
3.02	Registrant’s Amended and Restated Bylaws.(5)
3.03	Officers’ Certificate Relating To Amendments To The Certificate Of Determination Of The Preferences And Rights Of Series A Convertible Preferred Stock Of Isonics Corporation(6)
3.04	Officers’ Certificate Relating To Amendments To The Certificate Of Determination Of The Preferences And Rights Of Series B Convertible Preferred Stock Of Isonics Corporation(6)
3.05	Officers’ Certificate Relating To Amendments To The Certificate Of Determination Of The Preferences And Rights Of Series C Convertible Preferred Stock Of Isonics Corporation(6)
3.06	Officers’ Certificate Relating To Amendments To The Certificate Of Determination Of The Preferences And Rights Of Series D Convertible Preferred Stock Of Isonics Corporation(6)
3.07	Officers’ Certificate Relating To Amendments To The Certificate Of Determination Of The Preferences And Rights Of Series E Convertible Preferred Stock Of Isonics Corporation(6)
3.08	Certificate of Amendment to Articles of Incorporation (dated November 15, 2001)(13)
3.09	Certificate of Amendment to Articles of Incorporation (dated April 29, 2005)(28)
4.01	Form of warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(8)
4.02	Specimen Class B Warrant Certificate (see exhibits 4.06 and 4.07).
4.03	Specimen Class C Warrant Certificate (see exhibits 4.06 and 4.07).
4.04	Amendment No. 1 to warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.(7)
4.05	Amended and Restated Warrant Agreement effective as of January 15, 2001, between the Registrant and Continental Stock Transfer and Trust Company, Inc.(8)
4.06	Amended and Restated Warrant Agreement between the Registrant and Continental Stock Transfer and Trust Company dated July 26, 2001.(11)
4.07	Amendment No. 1 (dated June 10, 2005) to the Amended and Restated Warrant Agreement dated July 26, 2001(23)
10.01	Registrant’s 1996 Stock Option Plan.(1)
10.02	Registrant’s 1998 Directors’ Stock Option Plan(19)
10.03	Registrant’s 1996 Executives Equity Incentive Plan.(1)
10.04	Registrant’s 1996 Equity Incentive Plan.(1)
10.05	Registrant’s 2005 Stock Option Plan(19)
10.06	Option Agreement between the Registrant and Yale University.(1)
10.07	Letter from Yale University to Registrant dated February 10, 1996.(1)
10.08	Stock Purchase Agreement between Isonics Corporation and Protection Plus Security Consultants, Inc.(24)
10.09*	Form of Indemnity Agreement between Registrant and its directors.
10.10	Agreement dated June 7, 2004 between Isonics Corporation, Isonics Vancouver, Inc., and Encompass Materials Group Limited(18)
10.11	Registration Rights Agreement between Isonics Corporation and Encompass Materials Group Limited(18)

10.12	Registration Rights Agreement with Asset Managers International, Ltd.(20)
10.13*	Assignment of Intellectual Property Rights agreement between Isonics and IUT dated April 27, 2006.
10.14	Share Purchase and Assignment Agreement dated December 23, 2002 between Isonics and IUT.(3)
10.15*	Research and Development Agreement between Isonics and IUT dated April 27, 2006.
10.16*	Cancellation Agreement and Assignment between Isonics and IUT dated April 27, 2006.
10.17	Letter from Yale University to Registrant dated January 28, 1997.(1)
10.18	Intentionally omitted.
10.19	Development and Licensing Agreement dated September 28, 2005, by and between Lucent Technologies, Inc. and Isonics Corporation (confidential treatment requested).(25)
10.20	Securities Purchase Agreement for February 2005 Convertible Debenture Transaction(21)
10.21	Registration Rights Agreement for February 2005 Convertible Debenture Transaction(21)
10.22	Escrow Agreement for February 2005 Convertible Debenture Transaction(21)
10.23	Voting Agreement for February 2005 Convertible Debenture Transaction(21)
10.24	Form of 8% Convertible Debenture for February 2005 Convertible Debenture Transaction(21)
10.25	Form of Warrant for February 2005 Convertible Debenture Transaction(21)
10.26	Intentionally Omitted.
10.27	Agreement between Isonics Corporation and State Scientific Center of Russian Federation—Institute for Physics and Power Engineering, Obninsk, Russia for the supply of actinium-225(22)
10.28	Intentionally omitted.
10.29	Intentionally Omitted
10.30	Technology License Agreement dated September 14, 2001, between Silicon Evolution, Inc. and Isonics Corporation(12)
10.31	Intentionally Omitted
10.32	Intentionally Omitted
10.33	Securities Purchase Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P.(26)
10.34	Investor Registration Rights Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P.(26)
10.35	Irrevocable Transfer Agent Instructions dated May 30, 2006(26)
10.36	Voting Agreement dated May 30, 2006(26)
10.37	Surrender and Reissuance Agreement(27)
10.38	Amended and Restated 6% Secured Convertible Debenture no. CCP-3: $10,000,000 principal(27)
10.39	Amended and Restated 6% Secured Convertible Debenture no. CCP-4: $3,000,000 principal(27)
10.40	Amended and Restated Warrant no. CCP-002 ($1.25 exercise price)(27)
10.41	Amended and Restated Warrant no. CCP-003 ($1.75 exercise price)(27)
10.42	Amended and Restated Warrant no. CCP-004 ($2.00 exercise price)(27)
10.43	Security Agreement dated May 30, 2006, between Isonics as grantor and Cornell Capital Partners, L.P as secured party(26)
10.44	Security Agreement dated May 30, 2006, between Isonics Homeland Security and Defense Corporation; as grantor and Cornell Capital Partners, L.P as secured party(26)
10.45	Security Agreement dated May 30, 2006, between Isonics Vancouver, Inc. as grantor and Cornell Capital Partners, L.P as secured party(26)

10.46	Security Agreement dated May 30, 2006, between Protection Plus Security Corporation as grantor and Cornell Capital Partners, L.P as secured party(26)
14.0	Code of Ethics(2)
21.1*	List of subsidiaries.
23.10*	Consent of independent registered public accounting firm
31*	Certification pursuant to Rule 13a-14(a)
32*	Certification pursuant to 18 U.S.C. §1350

*                    Filed herewith. All other documents have been previously filed.

(1)          Incorporated herein by reference to exhibit filed with Isonics’ Registration Statement on Form SB-2 (“Registration Statement”) (Commission file No. 333-13289) in which this exhibit bears the same number except exhibit 3.01, which was numbered 3.03 in that registration statement.

(2)          Incorporated by reference from Isonics’ annual report on Form 10-KSB for the year ended April 30, 2004.

(3)          Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531), dated December 23, 2002 and filed February 5, 2003, and incorporated herein by reference.

(4)          Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531), dated July 29 and filed August 12, 1999, and incorporated herein by reference.

(5)          Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531) dated March 27, 2006, and filed March 31, 2006, and incorporated herein by reference.

(6)          Filed with Isonics’ Amended Current Report on Form 8-K (File No. 001-12531) dated March 27, 2006, and filed July 14, 2006, and incorporated herein by reference.

(7)          Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531) dated August 17, 2000, and filed August 18, 2000, and incorporated herein by reference.

(8)          Filed with Isonics’ registration statement on Form S-4 (File No. 333-37696) or the amendments thereto, and incorporated herein by reference.

(9)          Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531) dated February 1, 2001, and incorporated herein by reference.

(10)   Filed with Isonics’ annual report on Form 10-KSB (File No. 001-12531) for the year ended April 30, 2001, and incorporated herein by reference.

(11)   Filed with Isonics’ Form 8-A/12(g) filed on August 1, 2001.

(12)   Filed with Amendment no. 2 to registration statement (File No. 333-56562) and incorporated herein by reference.

(13)   Filed with Isonics’ current report on Form 8-K (File No. 001-12531) dated January 8, 2002 and incorporated herein by reference.

(14)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated March 22, 2002, and incorporated herein by reference.

(15)   Filed with Isonics’ quarterly report on Form 10-QSB (file no. 001-12531) for the quarter ended October 31, 2002.

(16)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated January 28, 2004.

(17)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated April 6, 2004.

(18)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated June 11, 2004.

(19)   Filed with Isonics’ registration statement on Form S-8 (file no. 333-128592) filed on September 26, 2005.

(20)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated October 4, 2004.

(21)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated February 24, 2005.

(22)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated January 7, 2005.

(23)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated June 10, 2005 filed on June 14, 2005.

(24)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated May 16, 2005.

(25)   Filed with Isonics’ amended current report on Form 8-K (file no. 001-12531) dated December 5, 2005, filed on March 31, 2006.

(26)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated May 31, 2006, filed on June 6, 2006.

(27)   Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated June 21, 2006, filed on June 21, 2006

(28)   Incorporated by reference from Isonics’ annual report on Form 10-KSB for the year ended April 30, 2005.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

We dismissed Grant Thornton as our principal auditors on November 24, 2004, and retained Hein & Associates as our principal auditor on that date. We had no relationship with Hein & Associates before we retained them on November 24, 2004.

(a)          Audit Fees.

During our 2006 fiscal year, our principal accountant, Hein & Associates, billed us aggregate fees in the amount of approximately $158,000. These amounts were billed for professional services that Hein & Associates provided during our fiscal 2006 for the audit of our annual financial statements, review of the financial statements included in our report on 10-QSB, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for that fiscal year.

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

(b)          Audit-Related Fees.

Hein & Associates billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2006 and 2005 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)           Tax Fees

Hein & Associates billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2006 and 2005 for tax compliance, tax advice, and tax planning.

(d)          All Other Fees

Hein & Associates billed us aggregate fees in the amount of $53,000 and $14,000 for the fiscal years ended April 30, 2006 and 2005 for other fees, including services for due diligence procedures related to the acquisition of PPSC.

Grant Thornton billed us aggregate fees in the amount of $0 and $3,000 for the fiscal years ended April 30, 2006 and 2005, respectively for other fees, including services for due diligence procedures.

(e)           Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Audit Committee of the Board of Directors, or unless the services meet certain de minimis standards.   The Audit Committee’s charter (as amended May 18, 2006) provides that the Audit Committee must:

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

The Audit Committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. At its annual meeting in October 2005, our Audit Committee approved Hein & Associates performing our audit for the 2006 fiscal year. In November 2004 the Audit Committee approved Hein & Associates performing the reaudit of our 2004 fiscal year and the audit of our 2005 fiscal year.

The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to Grant Thornton (2004 and 2005) and to Hein & Associates (2006)
	Fiscal Year 2006	Fiscal Year 2005
Audit fees	75%	91%
Audit-related fees	0%	0%
Tax fees	0%	4%
All other fees	25%	5%

According to information provided by our principal accountants, all services were performed by persons who were their full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 26, 2006
ISONICS CORPORATION,
a California Corporation
	By:	/s/ JAMES E. ALEXANDER
James E. Alexander
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature
July 26, 2006	James E. Alexander	/s/ JAMES E. ALEXANDER
Principal Executive Officer
Chairman of the Board
Director
July 26, 2006	Boris Rubizhevsky	/s/ BORIS RUBIZHEVSKY
Vice Chairman
Director
July 26, 2006	Lindsay A. Gardner	/s/ LINDSAY A. GARDNER
Officer and Director
July 26, 2006	Richard Parker	/s/ RICHARD PARKER
Director
July 26, 2006	Russell W. Weiss	/s/ RUSSELL W. WEISS
Director
July 26, 2006	Richard H. Hagman	/s/ RICHARD H. HAGMAN
Director
July 26, 2006	C. Stewart Verdery, Jr.	/s/ C. STEWART VERDERY, JR.
Director
July 26, 2006	John Sakys	/s/ JOHN SAKYS
Principal Financial and Accounting Officer

ISONICS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Isonics Corporation
Golden, Colorado

We have audited the consolidated balance sheets of Isonics Corporation and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isonics Corporation and subsidiaries as of April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
July 19, 2006

Isonics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,117	$21,206
Accounts receivable (net of allowances of $67 and $59, respectively)	3,410	935
Inventories	1,077	1,550
Prepaid expenses and other current assets	1,142	153
Assets held for sale	560	—
Total current assets	8,306	23,844
LONG-TERM ASSETS:
Property and equipment, net	4,854	5,589
Goodwill	3,631	—
Intangible assets, net	491	241
Equity in net assets of investee	386	—
Other assets	195	1,507
Total long-term assets	9,557	7,337
TOTAL ASSETS	$17,863	$31,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,175	$1,079
Accrued liabilities	1,606	1,033
Current portion of obligations under capital lease	14	44
Current portion of notes payable	786	672
Current portion of convertible debentures, net of discount	10,432	3,025
Total current liabilities	15,013	5,853
Obligations under capital lease, net of current portion	34	47
Notes payable, net of current portion	173	653
Convertible debentures, net of discount and of current portion	—	15,040
TOTAL LIABILITIES	15,220	21,593
STOCKHOLDERS’ EQUITY:
Preferred Stock; shares authorized: 2006—7,650,000; 2005—7,656,666
Series A Convertible Preferred Stock—no par value; shares issued and outstanding: 2006—zero; 2005—6,666; liquidation preference: 2006—zero; 2005—$10	—	5
Series D Convertible Preferred Stock—no par value; shares issued and outstanding: 2006—zero; 2005—800; liquidation preference: 2006—zero; 2005—$80	—	90
Series E Convertible Preferred Stock—no par value; shares issued and outstanding: 2006—zero; 2005—33,000; liquidation preference: 2006—zero; 2005—$3,300	—	3,938
Common stock—no par value; 75,000,000 shares authorized; shares issued and outstanding: 2006—42,071,119; 2005—27,696,800	57,061	28,401
Additional paid in capital	13,910	13,080
Deferred compensation	(24)	(64)
Accumulated deficit	(68,304)	(35,862)
Total stockholders’ equity	2,643	9,588
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,863	$31,181

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended April 30,
	2006	2005
Revenues	$23,716	$10,105
Cost of revenues	22,729	12,841
Gross margin	987	(2,736)
Operating expenses:
Selling, general and administrative	11,859	7,473
Impairment loss on assets held for sale	466	—
Impairment of goodwill and intangible assets	—	2,682
Research and development	5,293	1,271
Total operating expenses	17,618	11,426
Operating loss	(16,631)	(14,162)
Other income (expense):
Amortization of debt issuance costs	(1,260)	(166)
Debt conversion expense	(7,227)	—
Interest and other income	301	117
Interest expense	(7,554)	(1,000)
Equity in net income of investee	30	—
Foreign exchange	—	34
Total other income (expense), net	(15,710)	(1,015)
Loss before income tax benefit	(32,341)	(15,177)
Income tax benefit	—	—
NET LOSS	(32,341)	(15,177)
DEEMED DIVIDEND ON PREFERRED STOCK	—	(1,206)
DIVIDENDS ON SERIES E CONVERTIBLE PREFERRED STOCK	(101)	(132)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(32,442)	$(16,515)
Net loss per common share—basic and diluted
Net loss per share attributable to common stockholders	$(1.00)	$(.74)
Shares used in computing per share information	32,410	22,383

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid in	Deferred Comp-	Accum- ulated
	Shares	Amount	Shares	Amount	Capital	ensation	Deficit	Total
Balances as of April 30, 2004	1,005,616	$5,613	15,344,913	$14,817	$6,732	$(104)	$(19,347)	$7,711
Exercise of common stock warrants	—	—	5,366,201	6,708	—	—	—	6,708
Cashless exercise of common stock warrants	—	—	363,719	45	(45)	—	—	—
Common stock issued in legal settlement	—	—	4,257	20		—	—	20
Exercise of common stock options	—	—	93,000	111	—	—	—	111
Fair value of common stock issued for the acquisition of the assets of Encompass Materials Group, Ltd.	—	—	731,930	1,171	—	—	—	1,171
Issuance of Series E Convertible Preferred Stock and related common stock warrants	33,000	2,732	—	—	337	—	—	3,069
Deemed dividend on preferred stock	—	1,206	—	—	—	—	(1,206)	—
Preferred stock dividends	—	—	—	—	—	—	(132)	(132)
Conversion of convertible preferred stock into common stock:
Series A	(957,000)	(740)	1,914,000	740	—	—	—	—
Series C	(9,000)	(1,141)	947,368	1,141	—	—	—	—
Series D	(32,150)	(3,637)	2,922,726	3,637	—	—	—	—
Fair value of common stock warrants issued to members of HSDC advisory board for services	—	—	—	—	669	—	—	669
Discount on convertible debentures due to issuance of detachable warrants and beneficial conversion feature	—	—	—	—	5,245	—	—	5,245
Fair value of common stock warrants issued to convertible debenture placement agent	—	—	—	—	142	—	—	142
Common stock issued under Employee Stock Purchase Program	—	—	8,686	11	—	—	—	11
Amortization of deferred compensation	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(15,177)	(15,177)
Balances as of April 30, 2005	40,466	4,033	27,696,800	28,401	13,080	(64)	(35,862)	9,588
Exercise of common stock warrants	—	—	1,012,511	1,367	—	—	—	1,367
Cashless exercise of common stock warrants	—	—	10,000	13	(13)	—	—	—
Fair value of common stock warrants issued in legal settlements	—	—	—	—	110	—	—	110
Exercise of common stock options	—	—	419,115	356	—	—	—	356
Fair value of common stock issued for the acquisition of Protection Plus Security Corporation	—	—	706,527	1,228	—	—	—	1,228
Fair value of extension of warrant expiration dates	—	—	—	—	510	—	—	510
Common stock issued in payment of interest due on convertible debentures	—	—	451,604	949	—	—	—	949
Common stock issued in payment of principal due on convertible debentures	—	—	2,712,663	4,313	—	—	—	4,313
Conversion of convertible debentures into common stock	—	—	6,206,897	16,227	—	—	—	16,227
Preferred stock dividends	—	—	—	—	—	—	(101)	(101)
Conversion of convertible preferred stock into common stock:
Series D	(800)	(90)	72,727	90	—	—	—	—
Series E	(33,000)	(3,938)	2,661,290	3,938	—	—	—	—
Redemption of Series A Convertible Preferred Stock	(6,666)	(5)	—	—	(5)	—	—	(10)
Fair value of common stock warrants issued for services	—	—	—	—	228	—	—	228
Fair value of common stock issued for services	—	—	100,000	140	—	—	—	140
Common stock issued under Employee Stock Purchase Program	—	—	20,985	39	—	—	—	39
Amortization of deferred compensation	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(32,341)	(32,341)
Balances as of April 30, 2006	—	$—	42,071,119	$57,061	$13,910	$(24)	$(68,304)	$2,643

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,341)	$(15,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible assets	1,677	1,193
Amortization of debt discount and debt issuance costs	6,939	732
Debt conversion expense	7,227	—
Interest paid in shares of common stock	949	—
Impairment of goodwill and intangible assets	—	2,682
Impairment of property and equipment (including assets held for sale)	498	—
Accounting charge for extension of warrant expiration dates	510	—
Fair value of common stock and warrants issued for services, amortization of deferred compensation and legal settlement	355	729
Equity in net income of investee	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,087)	225
Inventories	473	(284)
Prepaid expenses and other current assets	(858)	4
Accounts payable	688	201
Accrued liabilities	(410)	332
Net cash used in operating activities	(15,410)	(9,363)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,700)	(3,741)
Equity investment in a business	(336)	—
Acquisition of assets of a business, net of cash acquired	(2,468)	(49)
Net cash used in investing activities	(4,504)	(3,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(44)	(64)
Principal payments on borrowings	(791)	(375)
Proceeds from the issuance of preferred stock and related warrants	—	3,069
Proceeds from the issuance of convertible debentures and related warrants	—	21,340
Proceeds from issuance of common stock	1,761	6,830
Preferred stock dividends	(101)	(132)
Net cash provided by financing activities	825	30,668
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,089)	17,515
Cash and cash equivalents at beginning of year	21,206	3,691
Cash and cash equivalents at end of year	$2,117	$21,206

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are an advanced materials and technology company focused on the development and provision of homeland security products and services, the manufacture and reclamation of silicon wafers and the manufacture of silicon-on-insulator (“SOI”) wafers to the semiconductor industry and the supply of isotopes for life sciences and health-care applications. The consolidated financial statements (the “financial statements”) include our accounts and those of our wholly-owned subsidiaries, including: Protection Plus Security Corporation (“PPSC”), Isonics Homeland Security and Defense Corporation (“HSDC”), Isonics Vancouver, Inc. (“IVI”), Chemotrade GmbH (“Chemotrade”) and IUT Detection Technologies, Inc. (“IUTDT”).

We incurred significant losses from operations for the fiscal years presented and, as of April 30, 2006, have a working capital deficit of $6,707,000. Additionally, barring a restructuring of our company, it is likely that we will also incur operating losses in fiscal year 2007 as we continue to fund research and development of new and existing products and cover operating costs. Should losses be greater than anticipated, we may encounter liquidity problems which could require us to curtail development projects, seek joint venture partners, sell assets and/or obtain additional financing with terms that may not be as favorable as might otherwise be available. However, subsequent to year end (see Note 17) we raised additional financing, through long-term debt with a single investor, in the amount of $13,000,000. That investor has committed an additional $3,000,000 pending the successful registration with the Securities and Exchange Commission of the securities underlying the convertible debentures issued. We believe that based on our financial position at April 30, 2006, the subsequent financing (including the additional $3 million commitment by the investor) and our projections of future operations, we will be able to continue operations into fiscal year 2008.

Principles of Consolidation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including those related to impairment of goodwill and intangible assets, impairment of equity investments and assets held for sale, recoverability of inventory and accounts receivable, the recording of various accruals, the useful lives of long-lived assets, income tax and potential losses from contingencies. These estimates are based upon management’s best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include investments purchased with an original maturity of less than ninety days.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

The majority of our cash is maintained with one major bank headquartered in the United States and our cash equivalents are primarily held with one major financial institution. Cash balances with the bank exceed the amount of insurance provided on such deposits. Cash balances held in foreign bank accounts, $531,000 and $608,000 at April 30, 2006 and 2005, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. We periodically evaluate the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, for which our accounting policies are discussed in Accounts Receivable.

Accounts Receivable

The majority of our accounts receivable are due from customers of our security services segment and our semiconductor products and services segment. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including length of time trade accounts receivable are past due, our previous loss history, our customer’s current ability to pay their obligation to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest accrues beginning on the day after the due date of the receivable. Interest accruals are discontinued on accounts past due 90 days or more, and all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We perform periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and record provisions to reduce such inventories to net realizable value when necessary.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives for office furniture and equipment range from three to seven years, for production equipment range from three to seven years and for vehicles are three years.  Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term.

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually during our fiscal third quarter or more frequently

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value (see Note 3).

Acquired identified intangible assets (other than goodwill) are amortized on a straight-line basis over the periods of benefit, ranging from three to ten years. We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value (see Note 3).

Equity Method Investments

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, our share of the earnings or losses of the investee company is recognized and is reflected in the consolidated statements of operation in the caption “Equity in net income of investee.”  The carrying value of the investment is reflected in the condensed consolidated balance sheet in the caption “Equity in net assets of investee.”  We evaluate the recoverability of equity method investments whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. A loss in value which is deemed other than temporary would result in recognition of an impairment loss.

Debt Issuance Costs

Debt issuance costs are capitalized, included in other assets and amortized over the term of the related debt issuance using the effective interest method. If the underlying debt instrument related to the debt issuance costs is a convertible debenture, upon conversion of such instrument by its holder the related unamortized debt issuance cost would be recognized as an expense immediately upon conversion.

Long-Lived Assets

Our policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, assets held and used in operations are evaluated for continuing value and proper useful lives by comparison to expected undiscounted future cash flows. If

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impairment has occurred, it is calculated based on the difference between the asset’s carrying value and the underlying discounted future cash flows it is expected to generate.

Income Taxes

We account for income taxes using an asset and liability approach for financial accounting and reporting purposes. A valuation allowance is provided when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition

We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is probable. Revenue from product sales is recognized upon shipment if all other revenue recognition criteria have been met. Customers are not granted return rights for reasons other than warranty claims and product returns have not been material in any period. Revenue for silicon wafer reclamation services is recognized when all services have been rendered and the reclaimed wafer is shipped back to the customer, if all other revenue recognition criteria have been met. Revenue for security services is recognized upon delivery of the services, if all other revenue recognition criteria have been met.

Warranty

We accrue for our product warranty costs at the time of shipment. Product warranty costs are estimated based upon our historical experience and specific identification of the products’ requirements. Warranty costs have not been material in any period.

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

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Stock-Based Compensation

We account for stock-based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-based Compensation—Transition and Disclosure. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation costs relating to options is reflected within our net loss as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant (though we have recognized expense for warrants granted to external parties for services as disclosed in Note 12). We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Year Ended April 30,
	2006	2005
Net loss attributable to common stockholders, as reported	$(32,442)	$(16,515)
Add: stock-based compensation costs included in reported net loss, net of tax effects	245	709
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,362)	(1,759)
Adjusted net loss attributable to common stockholders	$(33,559)	$(17,565)

	Year Ended April 30,
	2006	2005
Basic and diluted net loss per share attributable to common stockholders
As reported	$(1.00)	$(.74)
Adjusted	$(1.04)	$(.78)

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

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2006, (a) a total of 2,933,932 outstanding stock options, (b) a total of 5,005,010 outstanding common stock warrants and (c) the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive. As of April 30, 2005, (a) a total of 2,846,647 outstanding stock options, (b) a total of 5,404,510 common stock warrants, (c) 6,666, 800 and 33,000 outstanding shares of Series A, D and E Convertible Preferred Stock, respectively, and (d) the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology.  On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced amended compliance dates for SFAS 123(R). The SEC previously required companies to adopt this standard no later than July 1, 2005, but the new rules now require us to adopt FAS 123(R) starting with our first quarter of our fiscal year beginning May 1, 2006. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies. We are evaluating the impact of the new standards and, although we have not completed our analysis, we anticipate that the expense would not exceed the amounts disclosed in Accounting for Stock-Based Compensation had we been expensing under the new rule.

In September 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 05-08 Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). The EITF consensus noted that for the purpose of applying SFAS No. 109, Accounting for Income Taxes, (1) the issuance of convertible debt with a beneficial conversion feature results in a basis difference, (2) the basis difference is a temporary difference and (3) the recognition of deferred taxes for the temporary difference of the convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The EITF also reached a consensus that the guidance in EITF 05-08 should be applied to financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The guidance should be applied by retrospective application pursuant to SFAS No. 154, Accounting Changes and Error Corrections, to all instruments with a beneficial conversion feature accounted for under EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The adoption of EITF 05-08 has not had a material impact on our consolidated financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-07 Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues (“EITF 05-07”). The EITF consensus requires that, when a modification of a convertible debt instrument results in a change in the fair value of an embedded conversion option, the change in fair value of the embedded conversion option be included in the analysis of whether there has been a substantial change in the terms of the convertible debt instrument for purposes of determining whether the debt has been extinguished. The consensus also requires subsequent recognition of interest expense for any change in the fair value of the embedded conversion option resulting from a modification of a convertible debt instrument. EITF 05-07 is effective beginning in the first interim or annual reporting period beginning

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

after December 15, 2005. We do not expect the adoption of EITF 05-07 to have an impact on our results of operations or financial condition.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment to FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. We do not expect the adoption of SFAS 156 to have an impact on our results of operations or financial condition.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 05-01, Accounting for the Conversion of an Instrument That Becomes Convertible Upon the Issuer’s Exercise of a Call Option (“EITF 05-01”). The EITF consensus applies to the issuance of equity securities to settle a debt instrument that was not otherwise currently convertible but became convertible upon the issuer’s exercise of call option when the issuance of equity securities is pursuant to the instrument’s original conversion terms. The adoption of EITF 05-01 is not expected to have an impact on our results of operations or financial condition.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—FINANCIAL STATEMENT COMPONENTS

Inventories consist of the following (in thousands):

	April 30,
	2006	2005
Finished goods	$604	$565
Work in process	40	701
Materials and supplies	433	284
	$1,077	$1,550

Property and equipment consists of the following (in thousands):

	April 30,
	2006	2005
Office furniture and equipment	$322	$264
Production equipment	5,941	5,579
Vehicles	175	—
Construction in process	608	814
Leasehold improvements	653	396
	7,699	7,053
Accumulated depreciation and amortization	(2,845)	(1,464)
	$4,854	$5,589

Depreciation expense for the years ended April 30, 2006 and 2005, was $1,496,000 and $1,106,000, respectively. Such amounts include amortization on equipment under capital lease of $23,000 and $50,000 for the years ended April 30, 2006 and 2005, respectively.

Supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended April 30,
	2006	2005
Deemed dividends associated with beneficial conversion feature on issued Preferred Stock	$—	$1,206
Capital lease obligations for property and equipment	$—	$70
Capitalized debt issuance costs associated with issuance of convertible debenture and common stock warrants for services	$—	$887
Stock issued in connection with an acquisition	$1,228	$1,171
Note payable issued in connection with an acquisition	$—	$1,700
Payment of principal due on convertible debentures in common stock	$4,313	$—
Note payable issued for equipment	$49	$—

In the year ended April 30, 2006, we also issued 10,000 shares of common stock in a cashless exercise of a common stock warrant, issued 2,734,017 shares of common stock upon conversion of convertible preferred stock and issued 6,206,897 shares of common stock upon conversion of convertible debentures. In the year ended April 30, 2005, we also issued 363,719 shares of common stock in cashless exercises of

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock warrants and issued 5,784,094 shares of common stock upon conversion of convertible preferred stock.

Supplemental disclosures of cash flow information (in thousands):

	Year Ended April 30,
	2006	2005
Cash paid during the period for:
Interest	$850	$276
Income taxes	$—	$—

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, are as follows (in thousands):

	Homeland security products	Security services	Semiconductor products and services	Life sciences	Total
Balance as of April 30, 2004	$—	$—	$—	$1,807	$1,807
Goodwill acquired during the year	—	—	447	—	447
Impairments	—	—	(447)	(1,807)	(2,254)
Balance as of April 30, 2005	—	—	—	—	—
Goodwill acquired during the year	—	3,631	—	—	3,631
Impairments	—	—	—	—	—
Balance as of April 30, 2006	$—	$3,631	$—	$—	$3,631

The goodwill acquired during the year ended April 30, 2006, relates to our acquisition of PPSC in May 2005 (see Note 4).

Goodwill related to the life sciences reportable segment resulted from the acquisition of Chemotrade in 1998 and was tested for impairment annually in our fiscal fourth quarter. Due to significant market pricing pressures on certain products (including oxygen-18) in the life sciences segment and to changes to other strategic initiatives, the cash flow forecast for the life sciences reportable segment was revised downward from prior forecasts to a lower positive cash flow level. In April 2005, we determined that the $1,807,000 of goodwill associated with this business segment had been impaired and the entire goodwill amount was written off to impairment of goodwill and intangible assets. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

Goodwill related to the semiconductor products and services reportable segment resulted from the acquisition of the silicon wafer manufacturing and reclamation assets of Encompass Materials Group, Ltd. (“EMG,” see Note 4) in June 2004. Due to significant operating losses of the segment subsequent to the acquisition, we determined that there had been a significant adverse change to that acquired business. We determined that the $447,000 of goodwill associated with this business segment had been impaired and as a result, the entire amount of goodwill was written off to impairment of goodwill and intangible assets during the year ended April 30, 2005. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Information regarding our intangible assets (other than goodwill) is as follows (in thousands):

	April 30,
	2006	2005
Gross carrying amount:
Trace and bulk detection technology	$273	$273
Customer lists—Semiconductor products and services	50	50
Customer base—Security services	431	—
	754	323
Accumulated amortization:
Trace and bulk detection technology	(93)	(67)
Customer lists—Semiconductor products and services	(32)	(15)
Customer base—Security services	(138)	—
	(263)	(82)
	$491	$241

The customer base intangible asset acquired during the year ended June 30, 2006, relates to our acquisition of PPSC in May 2005 (see Note 4).

On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with Silicon Evolution, Inc. (“SEI”) whereby we issued 500,000 shares of common stock (valued at $590,000) for the right to indefinitely use intellectual property assets owned or leased by SEI. In our fiscal year 2005 and in connection with our ongoing business review of our semiconductor operations, we determined that over the years SOI technology had been substantially modified to adapt to our current manufacturing plant and that the current processes are substantially removed from those acquired from SEI. As a result, an impairment loss for the then unamortized balance of $428,000 was recognized in the impairment of goodwill and intangible assets caption during the year ended April 30, 2005. The estimated fair value was determined using the expected present value of future cash flows. The impaired intangible asset relates to the semiconductor products and services reportable segment.

Amortization expense for the years ended April 30, 2006 and 2005, was $181,000 and $87,000, respectively. Estimated amortization expense for the intangible assets on our April 30, 2006 balance sheet for the fiscal years ended April 30, is as follows (in thousands):

2007	$188
2008	172
2009	34
2010	27
2011	27
$448

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SIGNIFICANT ACQUISITIONS AND COMBINATIONS

Acquisition of Business and Assets of Encompass Materials Group, Ltd.

On June 11, 2004, we acquired the business and assets of EMG, which was engaged in the business of manufacture and reclamation of silicon wafers. The results of the operations associated with the acquired assets have been included in the consolidated financial statements since that date. The aggregate purchase price was $2,920,000, which consisted of a $1,700,000 promissory note, 731,930 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the common stock on June 11, 2004) and $49,000 of legal and accounting fees.

Acquisition of Protection Plus Security Corporation

On May 16, 2005, we signed and completed an agreement to acquire PPSC, a New York City based corporation that provides advanced security services. The results of PPSC’s operations have been included in the consolidated financial statements since that date.   We acquired PPSC to enhance our product offerings in the homeland security market.

We acquired all of the outstanding equity securities of PPSC for a total price of $3,842,000. Of the purchase price, we paid $2,500,000 in cash and issued 506,527 shares of our restricted stock to the sellers. The number of shares issued was based on $1,125,000 (per the stock purchase agreement) divided by the average closing bid price on the Nasdaq Small Cap Market on each of the ten consecutive trading days ending four business days prior to the closing ($2.22 per share). The issued shares were then valued under purchase accounting using a measurement date of May 16, 2005, the day the acquisition was contractually agreed to and also consummated. The closing bid price for our common stock on the Nasdaq Small Cap Market on the measurement date was $2.55 per share, yielding a valuation of the shares issued for the acquisition of $1,292,000. We paid the purchase price to the two owners of PPSC, each of whom represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and without a view toward further distribution. In addition, we paid $98,000 in legal and accounting fees. These payments, net of a small amount due from the seller, increased the effective purchase price that was allocated to the acquired tangible and intangible assets.

The stock was price protected for the benefit of the former owners of PPSC. The price protection provision would have provided a cash benefit to them if the as-defined market price of our common stock was less than $2.22 per share at the time they could first sell the shares (as defined, either due to their inclusion in an effective registration statement or pursuant to SEC Rule 144). On March 30, 2006, we entered into an agreement with the former owners of PPSC to settle this price protection provision. In exchange for 200,000 shares of common stock and forgiveness of our receivable from them in the amount of $64,000, the price protection clause was settled in full. The price protection clause and its ultimate settlement are deemed to be contingent consideration where the contingency is based on our common stock price. No adjustment to the cost of acquiring PPSC has been recorded. We recorded the fair value of the additional consideration issued ($282,000 for the shares of common stock based on a closing market price of $1.41 for our common stock on the date of the settlement and $64,000 for the forgiveness of the receivable from the former owners), however, the amount previously recorded for our common stock issued at the date of acquisition was simultaneously reduced. The net impact of the settlement was a reduction of $64,000 in the recorded amount of the cumulative common stock shares associated with the transaction, from the original amount of $1,292,000 to the final amount of $1,228,000.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes (in thousands) the final fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,473
Property and equipment	11
Intangible assets—customer base	431
Goodwill	3,631
Total assets acquired	5,546
Current liabilities	(1,445)
Long-term liabilities	(259)
Net assets acquired	$3,842

The $3,631,000 of goodwill was assigned to the security services segment and is not expected to be deductible for tax purposes. The $431,000 of intangible assets relates to the acquired customer base and is being amortized ratably over its estimated life of three years. As of April 30, 2006, the unamortized balance of the intangible asset is $293,000. There was no in-process research and development acquired in this transaction.

The following table summarizes our results of operations (in thousands) for the years ended April 30, 2006 and 2005, as if the acquisition of PPSC had occurred on May 1, 2005 and 2004, respectively. There have been no adjustments made to the historical results of PPSC.

	Year Ended
	April 30,
	2006	2005
Pro forma revenues	$24,230	$23,249
Pro forma net loss attributable to common stockholders	$(32,426)	$(16,402)
Pro forma net loss per share attributable to common stockholders—basic and diluted	$(1.00)	$(.71)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 5—EQUITY METHOD INVESTMENT

On December 1, 2005, we increased our equity ownership interest in Institut fur Umwelttechnologien GmbH (“IUT”), an entity located in Germany, from approximately 8% to 30% in exchange for cash consideration of approximately $336,000 (EUR 284,400). The Share Transfer Agreement also contemplates a potential further capital increase for IUT in the cumulative amount of approximately $230,000, of which approximately $70,000 would be required to be contributed by us in order to retain our 30% ownership interest. If the IUT shareholders approve the potential capital increase, we would have the right to fulfill our obligation by contribution of our common stock in lieu of cash. The other IUT shareholders would have the right to fulfill their respective obligations by contribution of their respective outstanding shareholder loans in lieu of cash. As of April 30, 2006, no additional capital contributions have occurred.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are now able to exert significant influence, but not control, over the operations of IUT and, accordingly, we are applying the equity method of accounting for the investment. Prior to the December 2005 equity purchase, the investment was accounted for under the cost method.  An adjustment to prior period financial statements to restate our then-held investment from the cost method to the equity method would not be material. As of April 30, 2006, the difference between the carrying value of the IUT investment and the amount of underlying equity in the net assets of IUT is approximately $74,000. We will monitor our investment in IUT and recognize, if ever existing, a loss in value which is deemed to be other than temporary.

In June 2004, we entered into a research and development agreement with IUT, which contemplated the funding of certain projects of up to $4,000,000 over several years. The work was being funded in steps and was based upon the completion of various milestones, as defined. We had no obligation to fund any work under the agreement unless we had approved such effort. We recognized research and development expense related to the IUT funding of $1,463,000 and $650,000 for the years ended April 30, 2006 and 2005, respectively. In April 2006, this agreement was canceled and we entered into a new research and development agreement with IUT whereby we agreed to use the services of IUT for certain development work on a project-by-project basis.

In April 2006, we also entered into a one-year sales, marketing and licensing agreement with IUT whereby we granted them non-exclusive rights to be our sales representative in Europe and the Middle East (the “Sales Territory”). We have also granted them the right, under certain circumstances, to brand products sold in the Sales Territory as a product of Isonics Corporation or a product of IUT. If IUT selects to sell products under an IUT brand, we will make commercially reasonable efforts to provide them such products. We have also allowed for IUT to manufacture certain products for sale by them. IUT must meet quality control of such products to a level which is reasonably acceptable to us. Failure of IUT to maintain the quality control of the products may lead to a revocation of our license to manufacture the products.

In April 2006, in exchange for the 15% of IUTDT formerly owned by IUT and of contractually clarifying our ownership of certain trace and bulk detection technology, we granted IUT a royalty of 2% of the net selling price of product produced through technology developed under the research and development agreement. We now own 100% of IUTDT, an entity which holds intellectual property but which has no operations.

Additionally, IUT has, in the past, produced carbon-14 precursors for us that we resold in the market place. Total purchases from IUT for this product during the years ended April 30, 2006 and 2005 were $279,000 and $353,000, respectively. However, as of April 30, 2006, no further carbon-14 purchases are expected to be made from IUT.

NOTE 6—DEVELOPMENT AND LICENSING AGREEMENT

On December 5, 2005, we approved a development plan that resulted in us becoming obligated under a Development & Licensing Agreement (the “Agreement”) entered into with Lucent Technologies, Inc. (“Lucent”) in September 2005. Under this Agreement, the two companies will endeavor to develop a next-generation infrared imaging and night vision surveillance technology at Lucent’s micro electro-mechanical systems and nanotechnology fabrication facility. The Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Agreement. In exchange for this license, we will fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development fee totaling $12,000,000. We paid $2,000,000 under this agreement during the year ended April 30, 2006 and have charged $2,500,000 to research and development expense during the corresponding period. The balance will be paid in $1,000,000 increments approximately every three months thereafter (including a payment of $1,000,000 made on June 2, 2006). These development payments will continue to be expensed to research and development expense as the expenses are incurred. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. When, if ever, commercial sales of developed products commence, a royalty payment based on revenue will be due Lucent (subject to a minimum semi-annual cumulative royalty payment amount). Additionally, if Lucent expends substantial sales effort to accomplish a sale, we will also pay them a sales referral fee based on revenue. Lastly, in order to retain the exclusivity of our license for the developed technology, we have agreed to pay an annual exclusivity payment commencing the October 1 following the first commercial sale or the end of the development project.

NOTE 7—ASSETS HELD FOR SALE

During the first quarter of fiscal year 2006, management committed to a plan to sell specific production equipment in our semiconductor products and services segment. Based on ongoing analysis of the semiconductor operations, these assets were deemed to be obsolete, unnecessary to support a more focused product portfolio or incompatible with the future direction of the segment’s operations. We have listed these assets for sale and are actively attempting to sell them. Immediately prior to the decision to sell the assets, the equipment had a cumulative net book value of approximately $1,026,000. In the first and fourth quarters of fiscal year 2006, certain assets have been written down to their fair value, less selling costs, yielding a cumulative impairment loss on assets held for sale in the amount of $466,000. The assets held for sale are now classified in current assets at the lower of their book value or fair value, less selling costs, in the cumulative amount of $560,000. During the year ended April 30, 2006, none of the assets held for sale were sold.

NOTE 8—CAPITAL LEASES

We lease certain production equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the consolidated balance sheets as property and equipment and was $70,000 and $244,000 at April 30, 2006, and April 30, 2005, respectively. Accumulated amortization of the leased equipment at April 30, 2006, and April 30, 2005, was approximately $43,000 and $91,000, respectively. Amortization of assets under capital leases is included in depreciation expense.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following represents the future minimum lease payments remaining under capital leases as of April 30, 2006 (in thousands):

Year ending April 30,
2007	$19
2008	19
2009	19
Total minimum lease payments	57
Less: amount representing interest	9
Present value of minimum lease payments	48
Less: current portion of obligation under capital leases	14
Long term obligation under capital leases	$34

NOTE 9—BORROWINGS

Commercial Debt, Line of Credit and Letter of Credit

We currently have three active lending facilities with financial institutions. Upon acquisition of PPSC in May 2005, there remained $376,000 on a bank term loan PPSC held with HSBC Bank USA, which is payable monthly through April 2008 and bears an interest rate of 6.90%. As of April 30, 2006, the outstanding balance on the loan is $259,000, of which $125,000 is a current liability. The note is not secured by collateral and bears no significant financial covenants. A line of credit bearing an interest rate of 10.1% is available to Chemotrade in the amount of 100,000 Euros (approximately $128,000). There were no borrowings under the line of credit during the years ended April 30, 2006 and 2005, respectively. A letter of credit for $50,000 formerly held by Chemotrade and relating to imports and exports expired on April 30, 2006. In March 2006, we entered into a note payable in the amount of $49,000 to fund the purchase of a fixed asset. The note bears an interest rate of 9.66% and is payable monthly through February 2011.

Note Issued in Connection with EMG Acquisition

In connection with the acquisition of  the business and assets of EMG in June 2004, we issued a $1,700,000 promissory note that is collateralized by the assets acquired by us and certain other assets owned by us relating to our pre-existing semiconductor operations. The note was originally payable over 33months, through March 2007, with an interest rate of 6% and has a current outstanding balance as of April 30, 2006, of $653,000. The note is payable by our subsidiary, IVI. In accordance with the terms of the acquisition of the business and assets of EMG, we have guaranteed all payments of such loan should IVI be in default at any point over the life of the loan.

8% Convertible Debentures

Initial Accounting

On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures (the “8% Debentures”) in the aggregate principal amount of $22,000,000 and common stock warrants (collectively, the “Warrants”) granting the right to purchase a total of 1,540,000 common shares. The Debentures are convertible by the holders into shares of our common stock at any time and at a conversion price of $5.00 per share (the “Conversion Price”). This Conversion Price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distributions, or fundamental transactions as described in the 8% Debenture agreement. The Warrants are exercisable for a period of three years and at an exercise price of $6.25 per share. Under specified conditions, including the lack of an effective registration statement for the underlying shares, and after a period of one year from issuance, the Warrants may be exercised by means of a cashless exercise. This provision permits the warrant holder to cancel a portion of the warrants at the then current share price to receive the balance of the warrants in common stock without payment to us. Further, the Warrants contain a ratchet provision triggered by a subsequent equity sale. Under this provision, the warrant exercise price would be reduced to the effective price per share (or effective exercise price per share) of the subsequent equity sale.  Concurrently, the number of warrants would be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment. See Note 17—Subsequent Events for further discussion of the warrant ratchet provision.

Interest on the 8% Debentures was payable quarterly at the end of each calendar quarter until March 1, 2006, at which time all accrued and unpaid interest became payable the first day of each calendar month thereafter. We commenced monthly principal payments on March 1, 2006, whereby we pay 1/12 of the original principal balance on the first day of each calendar month on all 8% Debentures outstanding at the time of each payment. The 8% Debentures will mature on February 28, 2007. We may not prepay the principal amount of the 8% Debentures without the consent of the holders (see Note 17—Subsequent Events for information on prepayments which have occurred subsequent to April 30, 2006).

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

The 8% Debentures are now redeemable at our option, in whole or in part, if the closing prices for any twenty days in a thirty consecutive trading day period (such period commencing after February 25, 2006) exceeds 150% of the then Conversion Price.

The 8% Debentures and the Warrants have certain limitations on our ability to issue shares to the holders of the 8% Debentures and Warrants (the “Holders”). Under the terms of the 8% Debentures and the Warrants, we are prohibited from issuing shares of our common stock to the holders of the 8% Debentures (upon conversion, in payment of interest, or in redemption or payment of the 8% Debentures) and the Warrants (upon exercise) if:  (a) the issuance would result in any Holder owning more than 4.99% of our outstanding common stock (although the holders can waive this provision upon more than 60 days’ notice to us) or  (b) the issuance would result in more than 5,514,601 shares having been issued pursuant to the Debentures and the Warrants (19.999% of the total number of shares outstanding on February 24, 2005) unless our shareholders have approved the transaction as required by the Nasdaq rules. As our shareholders approved the transaction on October 25, 2005, the 19.999% contractual limitation as to the number of shares that can be issued is no longer be applicable, although the 4.99% limitation will continue

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be applicable until (if ever) waived by a the respective Holder. Waiver by one Holder does not eliminate the provision as to all Holders.

As a result of a freestanding registration rights agreement, we had an obligation to register the shares underlying the 8% Debentures and Warrants (the registration statement became effective on July 26, 2005) and have a continuing obligation to keep the registration statement continuously effective. Failure to meet this obligation, as defined, will result in our incurring liquidated damages in the amount of 1.0% of the principal amount of the purchase price per month for any shares derived from the Debentures or Warrants and then held by each of the holders of the 8% Debentures at the time liquidated damages are payable.

Additionally, other events, as defined in the 8% Debenture agreement, may also allow the 8% Debenture holders to declare us in default. Remedies for an event of default include the option to accelerate payment of the full principal amount of the 8% Debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the 8% Debentures shall be equal to 130% of the then-principal amount of the 8% Debentures plus all interest and other amounts due or a conversion calculation, whichever is higher.

We evaluated the embedded conversion feature in the 8% Debentures and concluded that the feature does not require classification as a derivative instrument because the feature would be classified in equity if it were a freestanding instrument and, therefore, meets the scope exception found in SFAS 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Included in this evaluation is the conclusion that the Debentures meet the definition of “conventional convertible debt instrument” and, therefore, the embedded conversion feature is not subject to the more onerous provisions of EITF 00-19. Further, we evaluated the detachable Warrants and concluded that the warrants also meet the scope exception found in SFAS 133 and, therefore, are appropriately classified in equity. Lastly, we evaluated the freestanding registration rights agreement (discussed above) and concluded that it meets the definition of a derivative instrument under SFAS 133. The fair value of this derivative liability is immaterial based on a probability-weighted, discounted cashflow evaluation of its terms.

We allocated the proceeds received between the 8% Debentures and the Warrants based on the relative fair value of each instrument. The $3,525,000 allocated to the Warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 8% Debentures. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the 8% Debentures. As a result, we determined that the value of the beneficial conversion feature (based upon a $5.00 conversion price) contained in the 8% Debentures to be $1,720,000. This amount was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 8% Debentures. The cumulative discount on the 8% Debentures as originally booked is being amortized to interest expense over the term of the 8% Debentures using the effective interest method at an effective interest rate of 19%. During the year ended April 30, 2006, $4,270,000 of this discount was amortized to interest expense.

In connection with completing the financing arrangement, we paid a placement agent (i) a 6.5% fee consisting of $660,000 and a $770,000 convertible debenture and (ii) a Common Stock Purchase Warrant granting the right to purchase 53,900 shares of common stock (valued at $142,000 using the Black-Scholes pricing model). The convertible debenture and related debt issuance cost was measured at the fair value of the convertible debenture, $745,000. The total debt issuance costs of $1,547,000 were capitalized and are

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

being amortized to amortization of debt issuance costs over the life of the convertible debenture using the effective interest method. During year ended April 30, 2006, $1,260,000 of the capitalized debt issuance costs was amortized to expense. At April 30, 2006, the unamortized debt issuance cost is $121,000. The terms of both the convertible debenture and the warrant are the same as those for the accredited investors, as described above. The discount on the convertible debenture is being amortized to interest expense over the term of the convertible debenture using the effective interest method.

Payment of Principal and Interest in Shares of Common Stock

In our third fiscal quarter of our year ended April 30, 2006, we determined that it had become probable that we would repay the principal portion of the 8% Debentures in common stock instead of cash. As such, we commenced accreting the aggregate 8% Debentures balance in our consolidated balance sheet to the fixed monetary amount of the obligation when settled in common stock. If paid in common stock, the fixed monetary amount of principal repayment would have been $25,875,000, as compared to $22,770,000 if paid in cash, the difference being due to the aforementioned fixed discount applied to the price of our common stock in the calculation of the number of common shares due for each principal payment, as defined.  As a result, for the year ended April 30, 2006, we recorded additional interest expense of $1,392,000, representing the increased accretion resulting from the probable repayment of the 8% Debentures principal in common stock.

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

Having met all requirements to allow us to do so, we elected to make the monthly principal and interest payments due for our 8% Debentures on March 1, 2006 and April 1, 2006, in shares of our common stock. Accordingly, we issued a total of 1,347,361 and 1,606,270 shares of common stock, respectively, in settlement of (1) our repayment of 1/12 of the original principal balance (an amount of $2,156,000 for each payment which represents the fixed monetary amount of the payment when made in stock, as compared to a fixed monetary amount of $1,897,000 if the payment had been made in cash) and (2) our interest obligation for the two months ending February 2006 and the one month of March 2006, respectively. In our statement of operations for the year ended April 30, 2006, charges in the amount of $337,000 and $89,000, respectively, were recorded as interest expense related to the share issuance, an amount that represents the fixed monetary amount of the interest obligation when settled in stock (as compared to a fixed monetary amounts of $304,000 and $79,000, respectively, if the interest payments had been made in cash).

See Note 17—Subsequent Events for additional information about payments on our Debentures made in shares of our common stock.

Induced Conversion

On March 9, 2006, holders of our 8% Debentures converted outstanding principal in the amount of $9,000,000 into 6,206,897 shares of our common stock. We gave the holders of all 8% Debentures the temporary right to convert a portion or their entire principal amount into shares of our common stock at a

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

temporary conversion price of $1.45 per share (a reduction from the prior conversion price of $5.00 per share). At the close of business on March 8, 2006, the closing price for our common stock was $1.64 per share. Additionally, we issued 10,036 shares of our common stock in payment of interest then due on the converted principal amount. We have accounted for this transaction by applying the induced conversion principles set out in SFAS No. 84 Induced Conversions of Convertible Debt—An Amendment of APB Opinion No. 26 (“SFAS 84”). This standard sets out the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders. In accordance with SFAS 84, we calculated the expense equal to the fair value of all securities transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. As a result, for the year ended April 30, 2006, we recognized debt conversion expense in the amount of $7,227,000.

The following represents the scheduled maturities of long-term debt, excluding capital leases, for amounts on our balance sheet as of April 30, 2006 (in thousands):

Year ending April 30,
2007	$11,218
2008	143
2009	10
2010	10
2011	10
Long-term obligations	$11,391

NOTE 10—COMMITMENTS AND CONTINGENCIES

As of April 30, 2006 we had commitments outstanding for capital expenditures of $1,470,000.

Operating lease commitments

In February 2006, we renewed a month-to-month lease (at a rate of $3,077 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

We rent additional office and production facilities under operating leases expiring through September 2013. Rent expense for operating leases was $468,000 and $308,000 for the years ended April 30, 2006 and 2005, respectively. Future minimum annual operating lease commitments are as follows (in thousands):

Year ending April 30,
2007	$323
2008	280
2009	175
2010	180
2011	193
$1,151

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase commitment

In December 2003 we extended our production, marketing and sales agreement with our supplier of oxygen—18 through July 2010.  The agreement originally required the purchase of certain quantities at prices to be determined as a percentage of the then prevailing market price. In June 2006, we renegotiated the pricing terms with our supplier to a fixed price negotiated annually in advance. Additionally, we have moved from the long-term purchase obligations in the plan to successive one-year purchase commitments set annually in advance. Under the terms of the agreement and communications with our supplier since entering the agreement, we estimate that our purchase obligation (based on estimates of future market prices) is approximately $5,100,000 through the end of the agreement. During fiscal years 2006 and 2005, we made purchases under this agreement of $2,638,000 and $3,380,000, respectively.

Other contingencies

In October 2004, we received an inquiry from the Nasdaq Listing Investigation Unit (the “Nasdaq inquiry”), which included questions regarding our press releases, our public relations advisors and certain other disclosures that we have made publicly. In December 2004, we received an informal request for information from the SEC which asked questions similar to those posed in the Nasdaq inquiry, but which also asked about the termination of Grant Thornton LLP as our independent auditor. We have provided information, which we believe to be responsive to all of the questions posed in the Nasdaq inquiry and to the SEC. We have not received further requests for information from either entity since January 2005. We have no knowledge, however, whether either investigation will result in any action against us, which action may materially and adversely impact us, and our ability to carry on our business.

In June 2006, we received notification from Nasdaq that we have failed to meet certain listing requirements (including stockholders’ equity of at least $2.5 million or market value of listed securities of at least $35 million). We were provided until July 26, 2006 to regain compliance or face delisting procedures. Compliance can be obtained by, among other things, having stockholders’ equity in excess of $2.5 million in a company’s most current filing with the SEC. Within these consolidated financial statements, our stockholders equity as of April 30, 2006, is $2,643,000, which we believe will be sufficient to satisfy the issues raised by Nasdaq in June 2006. On July 10, 2006, we received a second letter from Nasdaq that advised us that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until January 8, 2007, to regain compliance with the Rule (which consists of the bid price of our common stock closing at $1.00 per share or more or a minimum of 10 consecutive business days). If we fail to obtain compliance, as long as we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement, we will be granted an additional 180 calendar days to obtain compliance.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	April 30,
	2006	2005
Deferred tax assets
Accruals and expenses deductible in future periods	$4,094	$1,773
Net operating loss and credit carryforwards	16,629	9,570
Total deferred tax assets	20,723	11,343
Valuation allowance	(20,723)	(11,343)
	—	—
Deferred tax liabilities
Amortization and depreciation	—	—
	$—	$—

Income tax expense (benefit) consists of the following (in thousands):

April 30,
	2006	2005
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Deferred
Federal	—	—
State	—	—
Foreign	—	—
	—	—
	$—	$—

A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

	April 30,
	2006	2005
Expected benefit at federal statutory rate	$(10,996)	$(5,160)
State taxes net of federal benefit	(1,003)	(470)
Foreign income taxed at different rates	23	233
Warrant exercise tax deductions in excess of book expense	(29)	(1,277)
Debt conversion expense	2,457	—
Other items	168	189
Change in valuation allowance	9,380	6,485
	$—	$—

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The federal net operating loss (“NOL”) carryforward of approximately $42,367,000 as of April 30, 2006 expires on various dates through 2026. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

Chemotrade has a net operating loss carryforward of approximately $3,645,000. Under current German tax law, the carryforward is limited to 1 million Euros of net income in a given year without restriction. Any remaining loss can be offset against up to 60% of the net income exceeding the limit.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 12—EQUITY INSTRUMENTS ISSUED FOR SERVICES OR SETTLEMENT OF LITIGATION

In March 2006, we entered into a financial advisory services agreement with Harborview Capital Management LLC, whereby we issued 100,000 shares of restricted common stock (valued at $140,000 based on the market price of our common stock on the date of grant). The common stock was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of approximately ten months. As of April 30, 2006, $28,000 has been expensed to selling, general and administrative expenses.

In September 2005, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant  (valued at $152,000 using the Black-Scholes pricing model) to purchase 100,000 shares of common stock at $2.81 per share. The common stock warrant vested immediately, expires on September 8, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of one year. As of April 30, 2006, $101,000 has been expensed to selling, general and administrative expenses. In May 2006, we granted Clayton Dunning Capital Partners, Inc. a warrant to purchase an additional 50,000 shares of common stock at $1.05 per share.

In September 2005, we entered into a consulting agreement with an individual to provide management services in our semiconductor products and services segment, whereby we issued a common stock warrant  (valued at $75,000 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $2.84 per share. The common stock warrant vested immediately, expires on August 16, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of eight months. As of April 30, 2006, the entire $75,000 has been expensed to selling, general and administrative expenses.

On October 7, 2004, we established HSDC, a wholly owned Delaware corporation to consolidate our efforts in the homeland security market. In connection with the establishment of HSDC, we created an advisory board which provides guidance and advice to HSDC in matters of technology, business and applications as we develop technologies and products for the homeland security marketplace. In November 2004 we issued 300,000 common stock warrants (valued at $669,000 using the Black-Scholes pricing model) to three newly hired advisory board members. The common stock warrants vested

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

immediately, are exercisable at $4.00 per share, expire on November 1, 2007 and were expensed to selling, general and administrative expenses during the year ended April 30, 2005. In May 2005 (see the discussion of PPSC in Note 4) we acquired an entity owned in part by one of our advisory board members.

On October 22, 2003, we entered into a non-exclusive investment banking agreement with vFinance, Inc. (“vFinance”) whereby we issued a common stock warrant (valued at $369,600 using the Black-Scholes pricing model) to purchase 560,000 shares of our restricted common stock at $1.25 per share. The common stock warrant (which was exercised in its entirety during the year ended April 30, 2005) vested immediately, would have expired on April 30, 2006, and was considered full payment for services to be provided through June 30, 2004. The common stock warrant was expensed to selling, general and administrative expenses ratably over the eight-month period beginning November 1, 2003. We recognized expense of $92,000 during the year ended April 30, 2005.

On March 25, 2005, Prime International Equities, LLC (“the Plaintiff”) filed a complaint against us in the United States District Court for the District of Colorado (Civil Case No. 05-F-562 (BNB). On October 31, 2006, a settlement agreement was signed in which no liability or wrongdoing was admitted. In return for dismissal of the complaint, we paid the Plaintiff $50,000 and issued a common stock warrant (valued $109,000 using the Black-Scholes pricing model) to purchase 120,000 shares of common stock at $2.40 per share. The common stock warrant vested immediately, expires on December 29, 2006, and was recorded as a selling, general and administrative expense in the three months ended October 31, 2005. Further, the common stock warrant included a registration rights clause whereby we agreed to use our best efforts to include the common stock underlying the warrant in a registration statement by not later than May 31, 2006. We included the shares underlying the warrant in a registration statement which was declared effective in April 2006.

NOTE 13—STOCKHOLDERS’ EQUITY

Preferred Stock Authorized

Originally 10,000,000 shares of preferred stock were authorized for issuance, while at April 30, 2006, there were 7,650,000 shares remaining which may be issued. As of April 30, 2006, there are no outstanding shares of any series of our preferred stock, but there remain 2,500,000 shares designated as Series B Preferred Stock, 22,000 shares designated as Series C Preferred Stock, 32,950 shares designated as Series D Preferred Stock and 33,000 shares designated as Series E Preferred Stock. The designation of rights, preferences, privileges and restrictions of the Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock will be cancelled by filing an amendment to our articles of incorporation with the California Secretary of State and thereby the shares will be returned to undesignated “blank check” preferred stock. Our authorized preferred stock balance as of April 30, 2005, has been amended from 7,622,516 previously reported to 7,656,666 in order to recognize the impact of California state law (our state of incorporation) on our authorized preferred stock balance.

Series E Convertible Preferred Stock

On October 4, 2004 we completed a financing arrangement whereby we issued 33,000 shares of our Series E Convertible Preferred Stock (“Series E Stock”) and 614,000 common stock warrants to Asset Managers International, Ltd. (“AMI”) for $3,300,000. In addition, we paid AMI $251,000 in due diligence fees and related expenses. Each common stock warrant is exercisable for one share of common stock through October 4, 2007. One-half (307,000) of the common stock warrants had an exercise price of

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1.24 per share while the remaining half (307,000) of the common stock warrants had an exercise price of $1.35 per share. As of April 30, 2006, common stock warrants exercisable for a total of 153,500 shares of common stock remain outstanding. On July 27, 2005, 23,000 shares of  Series E Stock were converted into 1,854,838 shares of common stock. On October 19, 2005, the remaining 10,000 shares of Series E Stock were converted into 806,452 shares of common stock. As a result, as of April 30, 2006, there were zero shares of Series E Stock outstanding.

We had an obligation to register the shares underlying the Series E Stock and the common stock warrants, including the obligation to file a registration statement by November 7, 2004 and to obtain effectiveness of the registration statement within 70 days after the filing of the registration statement. We incurred a penalty under this obligation in the amount of $2,200 per day until such time that the registration was filed and declared effective. Accordingly, an expense in the amount of $368,000 was recognized in the year ended April 30, 2005.

We allocated the proceeds received between the Series E Stock and related warrants based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature (based upon a $1.24 conversion price) contained in our Series E Stock to be $1,206,000, which has been reported as a deemed dividend on preferred stock for the year ended April 30, 2005.

Series D Convertible Preferred Stock

On April 5, 2004 we completed a financing arrangement whereby we issued 32,950 shares of our Series D Convertible Preferred Stock (“Series D Stock”) and 600,000 common stock warrants to accredited investors who are affiliated with Mercator Advisory Group, LLC (“MAG”) for $3,295,000. In addition, we paid MAG $230,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 2,400,000 shares of our common stock. The common stock warrants, which were exercisable for one share of common stock for between $1.10 and $1.30 per share, were exercised in their entirety during the year ended April 30, 2005. During the year ended April 30, 2005, 32,150 shares of Series D Stock were converted into 2,922,726 shares of common stock. On May 19, 2005, the remaining 800 shares of Series D Stock were converted into 72,727 shares of common stock. As a result, as of April 30, 2006, there were zero shares of Series D Stock outstanding.

Series C Convertible Preferred Stock

On January 27, 2004 we completed a financing arrangement whereby we issued 22,000 shares of our Series C Convertible Preferred Stock (“Series C Stock”) and 200,000 common stock warrants to accredited investors who are affiliated with MAG for $2,200,000. In addition, we paid MAG $200,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 227,701 shares of our common stock. Each common stock warrant (which were exercised in their entirety as of May 23, 2005) issued in this transaction is exercisable for one share of common stock at $1.25 per share and would have expired on January 27, 2007. During the year ended April 30, 2005, the remaining 9,000 shares of Series C Stock were converted (at $.95 per share) into 947,368 shares of common stock. As a result of these conversions, there were no shares of Series C Stock outstanding as of April 30, 2005.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series A Convertible Preferred Stock

The Series A Stock originally consisted of 1,830,000 shares issued with a liquidation preference of $1.50 per share. During the year ended April 30, 2005, 957,000 shares of Series A Convertible Preferred Stock (“Series A Stock”) were converted into 1,914,000 shares of common stock. As of April 30, 2005, there were 6,666 shares of Series A Stock outstanding convertible into 13,332 shares of common stock based upon the current conversion ratio. On August 9, 2005, we redeemed the remaining 6,666 outstanding shares of the Series A Stock. As a result, the holder no longer is able to convert the shares and the rights and preferences associated with the Series A Stock have been terminated. The holder is entitled to receive $1.50 for each share of the Series A Stock, an amount of approximately $10,000.

Stock Option and Purchase Plans

2005 Stock Option Plan

The 2005 Stock Option Plan authorized the grant to our key employees, officers, consultants or advisors of incentive and nonqualified stock options to purchase shares of our authorized but unissued common stock. The maximum number of shares of our common stock available for issuance under this plan is 3.5 million shares. As of April 30, 2006, there are 680,000 options outstanding and the maximum number of shares available for future grants under this plan is 2,820,000 shares. The exercise period shall not exceed ten years from the date of grant or three months following the date of termination of employment, whichever occurs earlier. The option price shall not be less than the fair market value of the common stock on the date of grant.

1996 Stock Option Plan

The 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2006, there remain 151,429 options outstanding and zero shares are available for grant under the 1996 Stock Option Plan.

Directors’ Stock Option Plan

The 1998 Directors’ Plan provides that each person serving as a member of the Board, who is not an employee of Isonics, receive options to purchase 20,000 shares of common stock when such person accepts his position as a director and to receive an additional option to purchase 10,000 shares when such person is re-elected as a director provided such person is not an employee of Isonics at the time of election (such amount was increased to 20,000 shares upon reelection as a director effective May 1, 2006). The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors’ plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options’ termination. As of April 30, 2006, options to purchase a total of 190,000 shares were outstanding under the directors’ plan.

Executive and Incentive Stock Option Plans

In November 1996 (and modified subsequently), the Board of Directors adopted the Executives’ Incentive and Incentive Stock Option Plans authorizing the granting of up to 1,000,000 and 500,000

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incentive and nonqualified stock options, respectively, to our key employees, directors or consultants. Effective November 13, 2001, our shareholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 2,000,000 and 1,000,000, respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over four to five years and expire five to ten years after the date of grant. In April 2005, the Board of Directors terminated the Executives’ Incentive and Incentive Stock Option Plans. As of April 30, 2006, options to purchase a total of 1,912,503 shares remain outstanding and zero shares are available for grant under the Executive’s Incentive and Incentive Stock Option Plans.

Employee Stock Purchase Plan

The employee stock purchase plan has reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value of our common stock at the beginning or the end of the offering period. As of April 30, 2006, 78,209 shares have been issued under the plan. As of May 1, 2006, the Employee Stock Purchase Plan was terminated.

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

For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2006 and 2005, respectively; no expected dividends, volatility of 100%; risk-free interest rate of 4.0%; and expected lives of three to five years. A summary of the status of our stock option plans as of April 30, 2006 and 2005, and changes during the years ended on these dates is presented below.

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, April 30, 2004	1,745,647	$1.39
Granted	1,410,000	2.70
Exercised	(93,000)	1.19
Canceled	(216,000)	2.86
Outstanding, April 30, 2005	2,846,647	1.93
Granted	525,000	2.13
Exercised	(419,115)	0.84
Canceled	(18,600)	2.19
Outstanding, April 30, 2006	2,933,932	$2.12

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of options granted during the years ended April 30, 2006 and 2005 was $1.57 and $2.04, respectively. The fair value of the options granted was determined using the Black-Scholes model with the following weighted-average assumptions for fiscal 2006: expected life of 4.7 years, interest rate of 4%, volatility of 100% and no dividend yield.

The following information applies to options outstanding at April 30, 2006:

			Weighted
			Average Remaining
Range of	Number	Weighted Average	Contractual	Number	Weighted Average
Exercise Price	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise price
$.90 - $1.52	1,452,503	$1.24	5.1	1,109,753	$1.16
$1.69 - $3.50	1,006,429	$2.21	6.4	685,179	$2.28
$4.64	475,000	$4.64	8.8	197,500	$4.64
	2,933,932	$2.12	6.2	1,992,432	$1.89

Warrants

We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO, services, legal settlements and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, April 30, 2004	8,825,311	$1.35
Warrants issued for services	300,000	4.00
Warrants issued in connection with financings	2,207,900	4.87
Exercised	(5,858,701)	1.25
Expired	(70,000)	3.00
Outstanding, April 30, 2005	5,404,510	3.03
Warrants issued for services	151,000	2.82
Warrants issued for legal settlement	120,000	2.40
Class C warrants issued in connection with exercise of Class B warrants	362,011	2.50
Exercised	(1,032,511)	1.34
Expired	—	—
Outstanding, April 30, 2006	5,005,010	$3.32

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The outstanding warrants as of April 30, 2006, are summarized as follows:

		Weighted
		Average
	Number	Exercise	Expiration
	Outstanding	Price	Date
Class B Warrants	1,418,099	$1.50	12-29-2006(1)
Class C Warrants	564,511	$2.50	12-29-2006(1)
Other Warrants	3,022,400	$4.32	(2)
	5,005,010	$3.32

(1)          The expiration date of the Class B Warrants and Class C Warrants was extended from December 31, 2005, to December 29, 2006, in June 2005.

(2)          The other warrants expire at various dates ranging from June 2006 through February 2008.

Extension of Warrant Expiration Dates

On June 17, 2005, we extended the expiration date of the Class B Warrants and the Class C Warrants from December 31, 2005, to December 29, 2006, via an amendment to the Warrant Agreement. There were no other changes made to the terms and conditions of the Warrant Agreement. The holders of these warrants had been unable to exchange the warrants for registered shares of our common stock since October 2004, at which time the underlying registration statement was no longer current. We attempted to file a post-effective amendment to the respective registration statement, but we were unable to do so because our former auditor, Grant Thornton LLP, was unwilling to consent to the inclusion of its report on our April 30, 2004 and 2003, financial statements in the post-effective amendment. In the first quarter of our fiscal year 2006, we recorded a non-cash charge in the statement of operations in the amount of approximately $300,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

On December 29, 2005, we extended the expiration date of certain warrants to purchase 232,500 shares of common stock at an exercise price of $1.25. The warrants were initially issued in a financing transaction and the holder of the warrants had, for a period of time as described in the Class B and C Warrant disclosure above, an inability to exercise the warrants for registered shares of our common stock. The expiration date of the warrants was extended from December 31, 2005, to December 29, 2006. There were no other changes made to the terms and conditions of the warrant agreements. During the year ended April 30, 2006, we recorded a non-cash operating expense in the statement of operations in the amount of approximately $213,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

NOTE 14—EMPLOYEE BENEFIT PLAN

We contribute to a multi-employer retirement savings plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our non-PPSC employees. Our contributions to the plan aggregated approximately $104,000 and $82,000 for the years ended April 30, 2006 and 2005, respectively.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—BUSINESS SEGMENT, GEOGRAPHIC, CUSTOMER AND PRODUCT INFORMATION

Segment information

We currently have four reportable segments: homeland security products, security services, semiconductor products and services and life sciences. Our homeland security products segment is currently marketing and developing certain trace and bulk detection technologies. Our security services segment provides advanced security and investigative services and is substantially comprised of the operations of PPSC which was acquired in May 2005. Our semiconductor products and services segment (formerly called the “semiconductor materials and products” segment) manufactures and reclaims silicon wafers, sells SOI wafers and is involved in several research and development projects including silicon-28. Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications. Our segments are strategic business units, each of which consists of similar products or services. They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers. Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment. Prior period amounts have been reclassified to conform to current period presentation.

Information by segment is set forth below (in thousands):

	As of and for the Year Ended
	April 30,
	2006	2005
Segment revenues from external sources:
Homeland security products	$35	$—
Security services	12,814	—
Semiconductor products and services	5,731	2,692
Life sciences	5,136	7,413
Total	$23,716	$10,105
Segment operating (loss) income
Homeland security products	$(3,489)	$(1,728)
Security services	(24)	—
Semiconductor products and services	(5,151)	(6,484)
Life sciences	(968)	(2,206)
Reconciling amounts(1)	(6,999)	(3,744)
Total	$(16,631)	$(14,162)
Total assets:
Homeland security products	$800	$206
Security services	5,992	—
Semiconductor products and services	7,027	6,356
Life sciences	1,713	2,432
Reconciling amounts(2)	2,331	22,187
Total	$17,863	$31,181

(1)          Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of payments to Lucent under our development agreement (see Note 6), corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors’ compensation.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)          Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items.

Geographic information

A summary of our operations by geographic area is presented below (in thousands):

	As of and for the Year Ended
	April 30,
	2006	2005
Net revenues from external sources:
United States	$22,153	$7,405
Germany	1,563	2,700
Total	$23,716	$10,105
Long-lived assets:
United States	$4,853	$5,586
Germany	1	3
Total	$4,854	$5,589
Net assets:
United States	$2,077	$8,861
Germany	566	727
Total	$2,643	$9,588

The geographic summary of net revenue from external sources is based on the Isonics sales location generating the respective sales. The shipment locations corresponding to the respective customers may be outside that geographic area. The geographic summary of long-lived and total assets is based on physical location. During the year ended April 30, 2006, we elected to close the Chemotrade office due to increasing supplier prices causing the loss of substantially all of our radioisotope customers.

Customer Information

Two customers (Foot Locker Retail, Inc.and Qimonda Richmond LLC, formerly Infineon Technologies Richmond) accounted for approximately 17% and 10% of revenues, respectively, for the year ended April 30, 2006. Two customers (Eastern Isotopes, Inc. and  PerkinElmer, Inc.) accounted for approximately 19% and 10% of revenues, respectively, for the year ended April 30, 2005. As of April 30, 2006, three customers accounted for approximately 30% of total net accounts receivable. As of April 30, 2005, three customers accounted for approximately 29% of total net accounts receivable. A decision by a significant customer to substantially decrease or delay purchases from us or an inability to collect significant amounts owed to us could have a material adverse effect on our consolidated financial condition and results of operations.

Product Information

One product (oxygen-18) accounted for approximately 14% and 43% of revenue for the years ended April 30, 2006 and 2005, respectively. A change in customer demand or market pricing of this product could have a material adverse effect on our consolidated financial condition and results of operations.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS

On January 1, 2002, we entered into a one-year consulting agreement with HS-Consult GmbH (“HSC”) primarily to assist Chemotrade in buying and selling isotope products. HSC primarily consists of the former managing director of Chemotrade and an additional former key employee of Chemotrade. The initial consulting agreement expired on December 31, 2002 and required a monthly payment of 5,500 Euros (approximately $7,000) for the services to be provided. The consulting agreement was renewed for terms of one year on January 1, 2005 and 2004 and required monthly payments of 5,500 Euros. The consulting agreement was not renewed for calendar year 2006.

PPSC continues to lease premises partially owned by a former owner who is a current employee of PPSC.  The lease term was originally for the four-year period ended May 15, 2009. Annual rent payments were originally $48,000 in each of the four years of the lease term. In March 2006, we amended the lease from a fixed term to a month-to-month term and increased the monthly base rent to $4,500 per month. Additionally, we reimburse the landlord 80% of the costs incurred by the landlord for taxes, maintenance of common areas and fire and hazard insurance as well as the entire amount of the premium incurred for rental loss insurance.

NOTE 17—SUBSEQUENT EVENTS

Investment in ISCON Video Imaging, Inc.

ISCON Video Imaging, Inc. (“ISCON”) is a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and drugs. On May 12, 2006, we signed a stock purchase agreement with ISCON that provides us the option, but not the obligation, to purchase authorized but unissued shares of Series B common stock from ISCON at five intervals based on successful completion of developmental and commercial milestones. If ISCON succeeds in meeting all five milestones and if we choose to exercise our option to purchase shares for each completed milestone, we would own 51% of ISCON for a cumulative investment of $1,750,000. On June 9, 2006, we made our first investment in the amount of $100,000. As a result, we currently own approximately 9% of ISCON.

8% Convertible Debentures

On May 18, 2006, we made an offer to the holders of our outstanding 8% Debentures to pay in cash the principal balance remaining immediately subsequent to making the monthly payment scheduled June 1, 2006, plus a 5% premium and accrued interest, both items to also be paid in cash. On May 19, 2006, approximately $5.0 million out of the then-outstanding $8.2 million 8% Debentures accepted our offer. The offer was made and accepted contingent upon the cash payment being made to the accepting holders on or before June 1, 2006, from the proceeds of a financing that were then working to complete and which is discussed below. In accepting our offer, the holders agreed to limit the anti-dilution provision on their warrants originally issued with their debentures such that the warrants would fully ratchet based upon the financing completed on May 31, 2006, and then the ratchet would be converted to a price-only ratchet whereby the exercise price would still be reduced to the effective price per share (or effective exercise price per share) of the subsequent equity sale but where the number of shares purchasable under the warrant would be fixed. The holders also agreed to waive certain provisions of the Securities Purchase Agreement entered into concurrently with the 8% Debentures which relate to entering into a future

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financing with variable conversion terms (such contractual terms we do not believe to be in force). In accordance with this offer and subsequently to closing the financing on May 31, 2006, we paid approximately $4.1 million from the proceeds of the financing to the holders accepting our offer. This payment resulted in a reduction in the principal balance of the 8% Debentures of $3,880,000.

As a result of entering the financing transaction discussed below, which includes a fixed conversion price of $1.25, the warrants associated with the 8% Debentures were amended per the warrant such that the warrant exercise price was reduced from $6.25 per share of common stock to $1.25 per share of common stock. Simultaneously, the number of shares purchasable under the warrants increased from 1,593,900 to 7,969,500. Due to our offer made on May 18, 2006, to the holders of the 8% Debentures and the acceptance of the offers by certain holders, of the currently outstanding warrants associated with the 8% Debentures, warrants to purchase 4,557,000 shares of common stock have a price ratchet only whereby no change to the number of shares purchasable will occur and warrants to purchase 3,412,500 shares of commons stock continue to retain the original ratchet provisions.

Having met all requirements to allow us to do so, we elected to make the monthly principal and interest payments due for our 8% Debentures on May 1, 2006, and June 1, 2006, in shares of our common stock. Accordingly, we issued a total of 1,616,433 and 1,997,265 shares of common stock, respectively, in settlement of (1) principal amounts owed on the 8% Debentures in the amounts of $1,822,500 and $1,647,500, respectively and (2) interest obligations for the months of April 2006 and May 2006 in the nominal amounts of $66,500 and $21,250, respectively. As discussed in Note 9—Borrowings, as the payments were made in stock in lieu of cash, the fixed monetary amounts of the principal and interest payments will have a larger impact on the consolidated financial statements as compared to the nominal amounts disclosed. This difference is due to application of the fixed discount applied to the price of our common stock in the calculation of the number of common shares due for each principal payment and interest payment when made in shares of our common stock, as defined. We elected to make our monthly principal and interest payment due on July 1, 2006 in cash. This payment included a reduction to outstanding principal of $562,000 and interest in the amount of  $17,500. Subsequent to this payment, the outstanding principal balance on the 8% Debentures was $2,062,500.

In June 2006, one of the two remaining holders of our 8% Debentures, with remaining principal outstanding in the amount of $312,500, asserted that the issuance of the 6% Convertible Debentures (see discussion below) constituted a default (due to a potential variable conversion provision contained within the 6% Convertible Debenture agreement) under the 8% Debentures. We have contested that allegation on several bases and will defend against any further allegation of default as necessary.  As outline in Note 9—Borrowings, remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher. The holder had approximately $937,000 (and the other remaining holder had $2,250,000) due on its debenture at the time we entered into the 6% Convertible Debentures.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6% Convertible Debentures

On May 31, 2006, we completed a private placement pursuant to which we issued to one accredited investor, Cornell Capital, L.P. (“Cornell”) a 6% secured convertible debenture with a principal amount of $10,000,000, which is the first of three 6% secured convertible debentures (cumulatively, the “6% Debentures”), for which the aggregate principal amount will be $16,000,000. On June 5, 2006 (two trading days prior to filing of a registration statement contemplated in the transaction documents correlated with the 6% Debentures), we issued the second of the three 6% Debentures. This 6% Debenture has a principal amount of $3,000,000. The final 6% Debenture with a principal amount of $3,000,000 is scheduled to be issued and funding received two trading days prior to a registration statement being declared effective by the Securities and Exchange Commission. The 6% Debentures are convertible into shares of our common stock at the lesser of $1.25 (the “Fixed Conversion Price”) or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”). The 6% Debentures mature on May 31, 2009 (the “Maturity Date”). In addition to the 6% Debentures, we issued three warrants (the “6% Debenture Warrants”) to purchase a total of 8,000,000 shares of our common stock at exercise prices of $1.25 per share (2,000,000 warrants), $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants). Each of the warrants can be exercised for a period of three years.

The then-effective conversion price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 6% Debenture agreement. Additionally, the Fixed Conversion Price will be reduced if we issue shares of stock or other instruments that are exchangeable into or convertible into common stock at an effective price less than the Fixed Conversion Price. The Fixed Conversion Price will be adjusted to mirror the conversion, exchange or purchase price at issue. Our issuance and exercise of options which are compensatory and pursuant to our stock option or stock purchase plans will not cause an adjustment under this provision.

Interest accrues on the outstanding principal balance at the annual rate of 6%. Interest is payable on the Maturity Date in cash or shares of our common stock, at our option. If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

The investor and an unaffiliated party provided us services in connection with completing the transaction. To compensate these people for those services, we issued them 660,000 shares of our common stock (the “Buyers Shares”). We also have paid Cornell or its affiliates fees in the amount of $735,000 and will pay from proceeds of the unissued $3 million 6% Debenture an additional $165,000 when issued.

We have agreed to seek shareholder approval of this transaction by no later than October 31, 2006, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 64 million shares upon conversion of the 6% Debentures and to approve an increase in authorized shares of common stock to at least 175 million shares.

The 6% Debentures, the 6% Debenture Warrants and the Buyers Shares have certain limitations on our ability to issue shares to the holders of the instruments and impose certain limitations on Cornell’s ability to sell shares.

•       We are prohibited from issuing shares of our common stock to the holders of the 6% Debentures (upon conversion or payment of interest) and the 6% Debenture Warrants (upon exercise) if the

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance would result in Cornell beneficially owning more than 4.99% of our outstanding common stock (although Cornell can waive this provision upon more than 65 days’ notice to us).

•       Until (and if) the shareholders approve the transaction as required by Nasdaq rules, the number of shares issuable upon conversion of the 6% Debentures shall not be greater than 6,075,785, which along with the Buyers Shares and the 2,000,000 warrant shares exercisable at $1.25 represent less than 19.99% of the total number of shares outstanding on May 31, 2006.

•       Cornell is prohibited from selling shares related to the 6% Debentures until the later of the related registration statement achieving effectiveness or September 28, 2006 (120 days subsequent to the issuance of the first 6% Debenture).

•       Between September 29, 2006, and January 26, 2007, if converting using the Market Conversion Price, Cornell is limited to converting no more than $200,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.  Subsequent to January 26, 2007, if converting using the Market Conversion Price, Cornell is limited to converting no more than $400,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.

•       The maximum number of shares that may be issued upon conversion of the principal amount of the 6% Debentures is contractually limited to 64 million shares.

If there is an effective underlying registration statement and if the volume weighted average price of our common stock is equal to or greater than $2.50 for twenty consecutive trading days, we may force Cornell to convert the outstanding principal and any accrued interest, subject to the share issuance limitations discussed above.

We have the right, after providing ten trading days advance written notice, to redeem a portion or all amounts outstanding under the 6% Debentures prior to the Maturity Date provided the closing bid price of our common stock is less than $2.50 at the time the redemption notice is provided. If we exercise this redemption right, a redemption premium in the amount of 20% of the principal amount being redeemed will be due. During the ten day notification period, Cornell may elect to convert any portion or all of the outstanding 6% Debenture amount.

For a period of one year subsequent to entering into the 6% Debenture agreements on May 31, 2006, we have granted Cornell the right to participate in any allowed capital raise up to 50% of the raise. After that one year period expires and until such time no portion of the principal and interest due on the 6% Debentures is outstanding, we have granted Cornell the right to participate in any allowed capital raise up to 25% of the raise.

As a result of a freestanding registration rights agreement, we have an obligation to register the shares underlying the 6% Debentures, Buyers Shares and 6% Debenture Warrants. We were required to file an initial registration statement to register 8,735,785 shares of common stock underling no later than August 7, 2006 (a registration statement was filed on June 7, 2006) and to have the initial registration statement declared effective by September 28, 2006. If we fail to meet our effectiveness deadline, we will incur liquidated damages of one percent of the outstanding balance of the 6% Debentures for each thirty-day period subsequent to the date of the deadline missed until such time as the registration statement is declared effective. Within thirty days of obtaining shareholder approval to issue in excess of 19.99% of the outstanding shares of ours as of May 31, 2006, we must file an amended registration statement to register

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the full number of shares required under the 6% Debenture transaction documents (representing the Buyers Shares, shares underlying the 6% Debenture Warrants and shares upon the conversion of the 6% Debentures based on a defined formula but in an amount not to exceed 64 million shares). Additionally, once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, if sales are not able to be made under the registration statement (due to failure to keep the registration statement effective or failure to register sufficient shares or otherwise), Cornell will have recourse to the aforementioned 1% per thirty day liquidated damages penalty. We are contractually not obligated to pay liquidated damages for more than a total of 365 calendar days. Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

Additionally, other events, as defined in the 6% Debenture agreement, may also allow the 6% Debenture holders to declare us in default. Remedies for an event of default, include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due, to the date of acceleration and Cornell will have the right to request such payment in cash or in shares of our common stock.

So long as principal amounts are outstanding under the 6% Debentures, we have agreed to not sell capital stock or grant security interests which meet certain defined characteristics without the prior consent of Cornell. However, certain transactions defined as Excluded Securities are exempted from this prior consent provision. Excluded Securities include (1) securities issued in connection with a strategic partnership or joint venture, (2) securities issued as consideration for a merger or consolidation or the acquisition of a business, product, license or other asset of another person or entity, (3) options (priced not less than at the market) provided to employees within the first thirty days of employment, (4) securities issued pursuant to an approved stock plan, (5) up to 1 million shares (priced not less than market) which may be issued as long as no registration rights are included and as long as not pursuant to a Form S-8 and (6) any other issuances to holders of other pre-existing securities if such issuances are provided for in the terms of such instrument.

The 6% Debenture Warrants are exercisable for cash only, unless after January 15, 2007, there is no effective underlying registration statement, at which point a cashless exercise can be elected by the holder. The then-effective warrant exercise price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 6% Debenture Warrant agreements. Additionally, the exercise price and number of shares upon issuance of common stock are subject to adjustment in cases where we issue shares of common stock (other than Excluded Securities or issuances in connection with other components of the 6% Debenture documents) for consideration per share less than the then-existing warrant exercise price. If an adjustment is triggered, the warrant exercise price for the warrant for 2,000,000 shares at an exercise price of $1.25 per share and the warrant for 3,000,000 shares at an exercise price of $1.75 per share will be adjusted to a price determined by multiplying such exercise price by a fraction of which (a) the numerator shall be the number of shares of common stock outstanding immediately before such issuance plus the number of shares of common stock that the aggregate consideration received by us for such issuance would purchase at the warrant exercise price then in effect and (b) the denominator shall be the number of shares of common stock outstanding immediately prior to such issuance plus the number of new shares to be issued in the triggering event. Concurrently, the number of shares issuable upon exercise of the warrant will be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment. The warrant for 3,000,000 shares exercisable at $2.00 per share has a different adjustment calculation whereby a subsequent

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

triggering equity issuance would lead to a reduction in the warrant exercise price per share equal to the price per share (of effective exercise price per share) of the subsequent equity issuance. There would be no change to the number shares issuable under the warrant.

The 6% Debentures are secured by individual security agreements with IVI, HSDC and PPSC.

We are currently computing the cumulative accounting impact of the issuance of the 6% Debentures, including the allocation of debt proceeds between the financial instruments issued, the potential existence of derivative liabilities and the potential existence of a beneficial conversion feature. While our accounting evaluation is not complete, because of certain contractual provisions in the 6% Debentures and accompanying transaction documents together with certain provisions of United States Generally Accepted Accounting Principles, we will likely be required to record significant non-cash interest charges over the life of the 6% Debentures (in addition to interest expense relating to the 6% interest rate borne by the 6% Debentures which will be paid in cash or shares of our common stock, at our option). Additionally, we will likely be required to initially record the accompanying warrants and the embedded conversion feature of the 6% Debentures as derivative liabilities, which will be required to be marked to market on a quarterly basis.