Form 10-Q
period 2006-07-31
ISONICS CORP
filed 2006-09-14
CIK 1023966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

or

☐                                  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number:  001-12531

ISONICS CORPORATION

(Exact name of registrant as specified in its charter)

California	77-0338561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5906 McIntyre Street
Golden, Colorado 80403

(Address of principal executive offices with zip code)

(303) 279-7900

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 12, 2006
Common Stock — no par value	46,654,899 shares

Isonics Corporation and Subsidiaries

Part I: Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	(Unaudited)
	July 31, 2006	April 30, 2006
CURRENT ASSETS:
Cash and cash equivalents	$5,977	$2,117
Accounts receivable (net of allowances of $173 and $67, respectively)	3,821	3,410
Inventories	1,196	1,077
Prepaid expenses and other current assets	960	1,142
Assets held for sale	225	560
Total current assets	12,179	8,306

LONG-TERM ASSETS:
Property and equipment, net	5,042	4,854
Goodwill	3,631	3,631
Intangible assets, net	444	491
Equity in net assets of investee	298	386
Other assets	811	195
Total long-term assets	10,226	9,557

TOTAL ASSETS	$22,405	$17,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	July 31, 2006	April 30, 2006
CURRENT LIABILITIES:
Accounts payable	$1,584	$2,175
Accrued liabilities	2,030	1,606
Derivative liabilities	5,984	—
Current portion of obligation under capital lease	14	14
Current portion of notes payable	749	786
Current portion of convertible debentures, net of discount	5,603	10,432
Total current liabilities	15,964	15,013

Obligation under capital lease, net of current portion	30	34
Notes payable, net of current portion	139	173

TOTAL LIABILITIES	16,133	15,220

STOCKHOLDERS’ EQUITY:
Common stock - no par value; shares authorized: 75,000,000; 46,358,044 and 42,071,119 shares issued and outstanding on July 31, 2006 and April 30, 2006, respectively	61,717	57,061
Additional paid in capital	15,244	13,910
Deferred compensation	(13)	(24)
Accumulated deficit	(70,676)	(68,304)
Total stockholders’ equity	6,272	2,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,405	$17,863

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 31,
	2006	2005
Revenues	$7,402	$5,074
Cost of revenues	6,011	5,218
Gross margin	1,391	(144)

Operating expenses:
Selling, general and administrative	3,877	2,732
Impairment loss on assets held for sale	—	398
Research and development	1,436	454
Total operating expenses	5,313	3,584

Operating loss	(3,922)	(3,728)

Other income (expense):
Amortization of debt issuance costs	(115)	(245)
Interest and other income	41	118
Interest expense	(651)	(1,317)
Foreign exchange	5	—
Gain on extinguishment of debt	227	—
Gain on derivative instruments	2,131	—
Equity in net loss of investee	(88)	—
Total other income (expense), net	1,550	(1,444)
Loss before income taxes	(2,372)	(5,172)
Income tax expense	—	—
NET LOSS	$(2,372)	$(5,172)

DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$—	$(66)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,372)	$(5,238)

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders	$(.05)	$(.18)
Weighted average common shares used in computing per share information	45,470	28,468

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(Unaudited)

	Three Months Ended July 31,
	2006	2005

Net cash used in operating activities	$(3,411)	$(5,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(360)	(725)
Equity investment in a business	(100)	—
Acquisition of business, net of cash acquired	—	(2,495)
Cash used in investing activities	(460)	(3,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(3)	(17)
Principal payments on borrowings	(4,551)	(193)
Proceeds from issuance of common stock	15	296
Proceeds from the issuance of convertible debentures and related warrants, net of certain offering costs	12,270	—
Preferred stock dividends	—	(66)
Cash provided by financing activities	7,731	20

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,860	(8,440)
Cash and cash equivalents at beginning of period	2,117	21,206
Cash and cash equivalents at end of period	$5,977	$12,766

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$70	$486
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing Activities:
Accruals for property and equipment	$245	$92
Capitalized debt issuance costs associated with issuance of common stock in a financing transaction	$601	$—
Payment in common stock of principal due on convertible debentures	3,943	—
Stock issued in connection with an acquisition	$—	$1,292

During the three months ended July 31, 2005, we issued 10,000 shares of common stock in a cashless exercise of a common stock warrant and issued 1,927,565 shares of common stock upon conversion of convertible preferred stock.

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended April 30, 2006.

We incurred significant losses from operations for the fiscal periods presented and, as of July 31, 2006, have a working capital deficit of $(3,785,000).  Additionally, barring a restructuring of our company, it is likely that we will continue to incur operating losses throughout the remainder of fiscal year 2007 as we continue to fund research and development of new and existing products and cover operating costs.  Should losses be greater than anticipated, we may encounter liquidity problems which could require us to curtail development projects, seek joint venture partners, sell assets and/or obtain additional financing with terms that may not be as favorable as might otherwise be available.  However, we raised additional financing (see Note 8), through long-term convertible debentures with a single investor, in the amount of $13,000,000.  That investor has committed an additional $3,000,000 pending the successful registration with the SEC of the securities underlying the convertible debentures issued.  We believe that based on our financial position at July 31, 2006, the subsequent financing (including the additional $3 million commitment by the investor) and our projections of future operations, we will be able to continue operations into fiscal year 2008.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied.  Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of convertible debt (using the “if converted” method) and shares issuable upon the exercise of stock options and warrants (using the “treasury stock” method).  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

As of July 31, 2006, (a) a total of 23,161,042 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding 6% and 8% convertible debentures were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of July 31, 2005, (a) a total of 7,968,157 outstanding stock options and common stock warrants, (b) 6,666 and 10,000 outstanding shares of Series A and E Convertible Preferred Stock, respectively, and (c) the unissued shares underlying our outstanding 8% convertible debentures were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the three month period ended July 31, 2006, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2006	42,071,119
Shares issued from employee stock purchase plan	13,227
Shares issued in payment of principal and interest on the 8% convertible debentures	3,613,698
Shares issued related to the 6% convertible debenture financing	660,000
Balance as of July 31, 2006	46,358,044

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $4,656,000 for the three months ended July 31, 2006.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”).  This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology.   Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff’s views regarding share-based payment arrangements for public companies.  We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123(R) commencing May 1, 2006. See Note 6 for further detail.

In September 2005, the FASB staff reported that the Emerging Issues Task Force (“EITF”) postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.  The legal agreements related to both our 8% convertible debentures and 6% convertible debentures include a freestanding registration rights agreement.  Once the FASB concludes the standard setting process regarding this issue, we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

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

NOTE 3 — FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	July 31, 2006	April 30, 2006
Finished goods	$656	$604
Work in process	51	40
Materials and supplies	489	433
Total inventories	$1,196	$1,077

Property and equipment

Property and equipment consist of the following (in thousands):

	July 31, 2006	April 30, 2006
Office furniture and equipment	$361	$322
Production equipment	6,092	5,941
Vehicles	191	175
Construction in process	956	608
Leasehold improvements	653	653
	8,253	7,699
Accumulated depreciation and amortization	(3,211)	(2,845)
Total property and equipment, net	$5,042	$4,854

NOTE 4 —SEGMENT INFORMATION

We currently have four reportable segments: homeland security products, security services, semiconductor products and services and life sciences.  Our homeland security products segment is currently marketing and developing certain trace and bulk detection technologies.  Our security services segment provides advanced security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation (“PPSC”) which was acquired in May 2005.  Our semiconductor products and services segment manufactures and reclaims silicon wafers, sells silicon-on-insulator (“SOI”) wafers and is involved in several research and development projects including silicon-28.  Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment.  Prior period amounts have been reclassified to conform to current period presentation.

Information by segment is set forth below (in thousands):

	Three Months Ended
	July 31,
	2006	2005
Segment revenues from external sources:
Homeland security products	$—	$35
Security services	3,877	2,637
Semiconductor products and services	2,909	805
Life sciences	616	1,597
Total	$7,402	$5,074

Segment operating (loss) income
Homeland security products	$(1,114)	$(502)
Security services	(274)	110
Semiconductor products and services	(199)	(2,054)
Life sciences	31	(149)
Reconciling amounts (1)	(2,366)	(1,133)
Total	$(3,922)	$(3,728)

	July 31,	April 30,
	2006	2006
Total assets:
Homeland security products	$706	$800
Security services	6,050	5,992
Semiconductor products and services	7,761	7,027
Life sciences	1,669	1,713
Reconciling amounts (2)	6,219	2,331
Total	$22,405	$17,863

(1)Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of payments to Lucent under our development agreement, corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.

(2)Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items.

NOTE 5 —INVESTMENT IN ISCON VIDEO IMAGING, INC.

ISCON Video Imaging, Inc. (“ISCON”) is a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and narcotics.  On May 12, 2006, we signed a stock purchase agreement with ISCON that provides us the option, but not the obligation, to purchase authorized but unissued shares of Series B common stock from ISCON at five intervals based on successful completion of developmental and commercial milestones.  If ISCON succeeds in meeting all five milestones and if we choose to exercise our option to purchase shares for each completed milestone, we would own 51% of ISCON for a cumulative investment of $1,750,000.  On June 9, 2006, we made our first investment in the amount of $100,000, which is being accounted for using the cost method.  We have not made any subsequent investment in ISCON.  As a result, we currently own approximately 9% of ISCON.

NOTE 6 — STOCK-BASED COMPENSATION

On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for the three months ended July 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123.  Stock-based compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Options currently granted to employees generally expire ten years from the grant date and vest over a three year period, with 25% of the stock option vesting immediately and 25% vesting on the anniversary date of the grant date for each of the subsequent three years.  Options currently granted to external members of our board of directors generally expire five years from the grant date and vest immediately.  As of July 31, 2006, we have 1,986,000 shares issuable under the 2005 Stock Option Plan.  The Directors’ Stock Option Plan does not have an explicit cap as to the number of shares issuable under the plan.  It is our current policy to issue new shares out of our authorized but unissued shares upon exercise of a stock option by a holder.

The following table sets forth the total stock-based compensation expense resulting from stock options included in our condensed consolidated statements of operations (in thousands):

Three Months
Ended
July 31, 2006
Cost of revenues	$33
Selling, general and administrative	324
Research and development	3
Stock-based compensation expense before income taxes	360
Income tax benefit	—
Total stock-based compensation expense after income taxes	$360

Net cash proceeds from the exercise of stock options were $0 and $93,000 for the three months ended July 31, 2006 and 2005, respectively.  In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.  We have not realized excess tax benefits in any period presented.  There was no share-based compensation cost capitalized as part of an asset as of July 31, 2006.

We previously accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148 Accounting for Stock-based Compensation — Transition and Disclosure, and provided pro forma disclosure required by those statements, as if the fair value based method defined in SFAS 123 had been applied.  The exercise price of stock options granted was equal to the market price of our common stock on date of grant.  Accordingly, no share-based compensation, other than for instruments issued to outside parties for services, was recognized in our condensed consolidated financial statements in prior periods.  The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

Three Months
Ended
July 31, 2005
Net loss attributable to common stockholders, as reported	$(5,238)
Add: stock-based compensation costs included in reported net loss, net of related tax effects	10
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(229)
Adjusted net loss attributable to common stockholders	$(5,457)
Net loss per share attributable to common stockholders
Basic and diluted — as reported	$(.18)
Basic and diluted — adjusted	$(.19)

Share-based compensation recognized in the three months ended July 31, 2006, as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under our equity incentive plans.  The following table sets out the weighted-average assumptions used for calculating the fair value of our options for the three months ended July 31, 2006 and 2005, respectively:

	Three Months Ended
	July 31,
	2006	2005
Expected life (in years)	5.75	3.0
Interest rate	5.01%	4.0%
Volatility	85%	100%
Dividend yield	—	—

Expected volatility is based on historical volatility for a period at least equal to the expected life of the option under evaluation.  The expected life of an option is calculated using the simplified calculation of expected life, described in the SAB No. 107.  The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the three months ended July 31, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, April 30, 2006	2,933,932	$2.12
Granted	849,000	$1.15
Exercised	—	$—
Forfeitures or expirations	(21,000)	$2.46

Outstanding, July 31, 2006	3,761,932	$1.90	6.8	$—

Exercisable, July 31, 2006	2,200,932	$1.82	5.1	$—

Expected to vest, July 31, 2006	1,316,775	$2.12	9.2	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on July 31, 2006, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on July 31, 2006.  This amount changes based on the fair market value of our common stock.  Total intrinsic value of options exercised is $0 and $194,000 for the three months ended July 31, 2006 and 2005, respectively.

The weighted average grant-date fair value of options granted in the three months ended July 31, 2006 and 2005, were $.84 and $1.99, respectively.  As of July 31, 2006, $1,928,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 7 — EQUITY INSTRUMENTS ISSUED FOR SERVICES

In May 2006, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant  (valued at $28,000 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $1.05 per share.  The common stock warrant vested immediately, expires on May 17, 2008, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of four months.  During the three months ended July 31, 2006, $21,000 was expensed to selling, general and administrative expenses.

NOTE 8 — BORROWINGS

8% Convertible Debentures

On May 18, 2006, we made an offer to the holders of our outstanding 8% convertible debentures (the “8% Debentures”) to pay in cash the principal balance remaining immediately subsequent to making the monthly payment scheduled June 1, 2006, plus a 5% premium and accrued interest, both items to also be paid in cash.  On May 19, 2006, approximately $5.0 million out of the then-outstanding $8.2 million 8% Debentures accepted our offer.  The offer was made and accepted contingent upon the cash payment being made to the accepting holders on or before June 1, 2006, from the proceeds of a financing that we were then working to complete and which is discussed below.   In accepting our offer, the holders agreed to limit the anti-dilution provision on their warrants originally issued with their debentures such that the warrants would fully ratchet based upon the financing completed on May 31, 2006, and then the ratchet would be converted to a price-only ratchet whereby the exercise price would still be reduced to the effective price per share (or effective exercise price per share) of the subsequent equity sale but where the number of shares purchasable under the warrant would be fixed.  The holders also agreed to waive certain provisions of the Securities Purchase Agreement entered into concurrently with the 8% Debentures which relate to entering into a future financing with variable conversion terms (such contractual terms we do not believe to be in force).  In accordance with this offer and subsequently to closing the financing on May 31, 2006, we paid approximately $4.1 million from the proceeds of the financing to the holders accepting our offer (such payment was calculated after including the impact on their outstanding principal balance of the normal monthly amortization payment made to them on June 1, 2006).   This payment resulted in a reduction in the principal balance of the 8% Debentures of $3,880,000.

In accounting for the offer and subsequent payment, we allocated between three components the $4.1 million paid to certain holders of the 8% Debentures:  the interest due at the time of payment, the amendment to the terms of certain outstanding warrants and the principal reduction of the 8% Debentures.  We recorded an expense in the amount of $357,000 (included in selling, general and administrative expenses) related to the amendment to the terms of certain outstanding warrants originally issued with the 8% Debentures, such charge representing the decrease in the fair value of the amended warrants as compared to the fair value of the warrants immediately prior to amendment.  We recorded a gain in the amount of $227,000 on the extinguishment of debt (included as a line item in other income (expense)), such amount calculated as the difference between the reacquisition price and the net carrying amount of the extinguished debt, which bore a nominal principal amount of $3,880,000.  Additionally, we wrote off capitalized debt issuance cost related to the extinguished debt in the amount of $44,000 (included in amortization of debt issuance costs).

As a result of entering the financing transaction discussed below, which includes a fixed conversion price of $1.25, the warrants associated with the 8% Debentures were amended per the warrant such that the warrant exercise price was reduced from $6.25 per share of common stock to $1.25 per share of common stock.  Simultaneously, the number of shares purchasable under the warrants increased from 1,593,900 to 7,969,500.  Due to our offer made on May 18, 2006, to the holders of the 8% Debentures and the acceptance of the offer by certain holders, of the currently outstanding warrants associated with the 8% Debentures, warrants to purchase 4,557,000 shares of common stock have a price ratchet only whereby no change to the number of shares purchasable will occur and warrants to purchase 3,412,500 shares of common stock continue to retain the original ratchet provisions.

Upon issuance of the financing transaction discussed below, which has a variable pricing component, we reevaluated the classification of the aforementioned 3,412,500 warrants originally issued with the 8% Debentures and which still contain a full ratchet provision.  We evaluated the warrants in accordance with the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) which provide guidance, among other topics, as to whether equity or derivative liability classification is appropriate for freestanding warrants.  Because of the issuance of the variable rate financing, we no longer have control over the ratchet of the fully ratcheting warrants.  Therefore, there is a possibility (and per EITF 00-19, we are not allowed to consider in our evaluation the likelihood of such an event occurring) that the number of shares issuable related to the warrant could exceed our authorized but unissued shares if the warrant were to ratchet to a sufficiently low exercise price.  If we did not have sufficient authorized but unissued shares to satisfy the number of shares issuable under the warrant if exercised, we may have to net cash settle a portion or all of the warrant.  Accordingly, we have reclassified the aforementioned warrants from equity to derivative liabilities in the amount of $1,773,000, which represents the estimated fair value of the warrants at the date of reclassification.  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivatives for the three months ended July 31, 2006, in the amount of $486,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as liabilities and July 31, 2006.

Having met all requirements to allow us to do so, we elected to make the monthly principal and interest payments due for our 8% Debentures on May 1, 2006, and June 1, 2006, in shares of our common stock.  Accordingly, we issued a total of 1,616,433 and 1,997,265 shares of common stock, respectively, in settlement of (1) principal amounts owed on the 8% Debentures in the nominal amounts of $1,822,500 and $1,647,500, respectively and (2) interest obligations for the months of April 2006 and May 2006 in the nominal amounts of $66,500 and $21,250, respectively.  As the payments were made in stock in lieu of cash, the fixed monetary amounts of the principal and interest payments will have a larger impact on the condensed consolidated financial statements as compared to the nominal amounts disclosed.  This difference is due to application of the fixed discount applied to the price of our common stock in the calculation of the number of common shares due for each principal payment and interest payment when made in shares of our common stock, as defined.  We elected to make our monthly principal and interest payment due on July 1, 2006 in cash.  This payment included a reduction to outstanding principal of $562,000 and interest in the amount of  $17,500.

We elected to make our monthly principal and interest payment due on August 1, 2006 in cash.  This payment included a reduction to outstanding principal of $562,000 and interest in the amount of  $13,750.

Having met all requirements to allow us to do so, we elected to make the monthly principal and interest payment due for our 8% Debentures on September 1, 2006, in shares of our common stock.  Accordingly, we issued a total of 296,855 shares of common stock in settlement of (1) the principal amount owed on the 8% Debentures in the nominal amount of $250,000 and (2) the interest obligation for the month of August 2006 in the nominal amount of $10,000.  Subsequent to this payment, the outstanding principal balance on the 8% Debentures is $1,250,000.

In June 2006, one of the two remaining holders of our 8% Debentures, with remaining principal outstanding in the amount of $0 on September 12, 2006, asserted that the issuance of the 6% convertible debentures (see discussion below) constituted a default (due to a potential variable conversion provision contained within the 6% convertible debenture agreement) under the 8% Debentures.  We have contested that allegation on several bases and will defend against any further allegation of default as necessary.   Remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration.  The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher.  The holder had approximately $937,000 (and the other remaining holder had $2,250,000) due on its 8% Debenture at the time we entered into the 6% convertible debentures.

6% Convertible Debentures

On May 31, 2006, we completed a private placement pursuant to which we issued to one accredited investor, Cornell Capital, L.P. (“Cornell”) a 6% secured convertible debenture with a principal amount of $10,000,000, which is the first of three 6% secured convertible debentures (cumulatively, the “6% Debentures”), for which the aggregate principal amount will be $16,000,000.  On June 5, 2006 (two trading days prior to the filing of a registration statement contemplated in the transaction documents correlated with the 6% Debentures), we issued the second of the three 6% Debentures. This 6% Debenture has a principal amount of $3,000,000.  The final 6% Debenture with a principal amount of $3,000,000 is scheduled to be issued and funding received two trading days prior to a registration statement being declared effective by the SEC.  The 6% Debentures are convertible into shares of our common stock at the lesser of $1.25 (the “Fixed Conversion Price”) or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”).  The 6% Debentures mature on May 31, 2009 (the “Maturity Date”).  In addition to the 6% Debentures, we issued three warrants (the “6% Debenture Warrants”) to purchase a total of 8,000,000 shares of our common stock at exercise prices of $1.25 per share (2,000,000 warrants), $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants). Each of the warrants can be exercised for a period of three years.

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

The investor and an unaffiliated party provided us services in connection with completing the transaction. To compensate these entities for those services, we issued them 660,000 shares of our common stock (the “Buyers Shares”).  We also paid Cornell or its affiliates fees in the amount of $735,000 and will pay from proceeds of the unissued $3 million 6% Debenture an additional $165,000 when issued.

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

•                  We are prohibited from issuing shares of our common stock to the holders of the 6% Debentures (upon conversion or payment of interest) and the 6% Debenture Warrants (upon exercise) if the issuance would result in Cornell beneficially owning more than 4.99% of our outstanding common stock (although Cornell can waive this provision upon more than 65 days’ notice to us).

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

•                  The 6% Debenture Warrants with an exercise price of $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants) are not exercisable until after our shareholders approve the issuance of these two warrants (as part of the total transaction shares, as defined) in a shareholders’ meeting.

If after December 31, 2006, we have insufficient shares authorized but unissued and unreserved to convert principal and pay interest in common stock, our stock is not listed or quoted on a market, we have not timely satisfied any conversion obligations or the issuance of shares would violate certain other defined sections of the agreement, the holder has a right to request net cash settlement of the conversion based upon a defined calculation.

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

As a result of a freestanding registration rights agreement, we have an obligation to register the shares underlying the 6% Debentures, Buyers Shares and 6% Debenture Warrants.  We were required to file an initial registration statement to register 8,735,785 shares of common stock (related to the Buyers Shares, the 6% Debenture Warrant exercisable for 2,000,000 shares at $1.25 per share and 6,075,785 shares to be issued upon conversion of the 6% Debentures) no later than August 7, 2006 (a registration statement was filed on June 7, 2006) and to have the initial registration statement declared effective by September 28, 2006.  If we fail to meet our effectiveness deadline, we will incur liquidated damages of one percent of the outstanding balance of the 6% Debentures for each thirty-day period, prorated by day, subsequent to the date of the deadline missed until such time as the registration statement is declared effective.  Within thirty days of obtaining shareholder approval to issue in excess of 19.99% of the outstanding shares of ours as of May 31, 2006, we must file an amended registration statement to register the full number of shares required under the 6% Debenture transaction documents (representing the Buyers Shares, shares underlying the 6% Debenture Warrants and shares upon the conversion of the 6% Debentures based on a defined formula but in an amount not to exceed 64 million shares).  Additionally, once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, if sales are not able to be made under the registration statement (due to failure to keep the registration statement effective or failure to register sufficient shares or otherwise), Cornell will have recourse to the aforementioned one percent per thirty day liquidated damages penalty.  We are contractually not obligated to pay liquidated damages for more than a total of 365 calendar days.  Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

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

The 6% Debenture Warrants are exercisable for cash only, unless after January 15, 2007, there is no effective underlying registration statement, at which point a cashless exercise can be elected by the holder.  The then-effective warrant exercise price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 6% Debenture Warrant agreements.  Additionally, the exercise price and number of shares upon issuance of common stock are subject to adjustment in cases where we issue shares of common stock (other than Excluded Securities or issuances in connection with other components of the 6% Debenture documents) for consideration per share less than the then-existing warrant exercise price.  If an adjustment is triggered, the warrant exercise price for the warrant for 2,000,000 shares at an exercise price of $1.25 per share and the warrant for 3,000,000 shares at an exercise price of $1.75 per share will be adjusted to a price determined by multiplying such exercise price by a fraction of which (a) the numerator shall be the number of shares of common stock outstanding immediately before such issuance plus the number of shares of common stock that the aggregate consideration received by us for such issuance would purchase at the warrant exercise price then in effect and (b) the denominator shall be the number of shares of common stock outstanding immediately prior to such issuance plus the number of new shares to be issued in the triggering event.  Concurrently, the number of shares issuable upon exercise of the warrant will be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment.  The warrant for 3,000,000 shares exercisable at $2.00 per share has a different adjustment calculation whereby a subsequent triggering equity issuance would lead to a reduction in the warrant exercise price per share equal to the price per share (of effective exercise price per share) of the subsequent equity issuance.  There would be no change to the number of shares issuable under the warrant.

The 6% Debentures are secured by individual security agreements with Isonics Vancouver, Inc. (“IVI”), Isonics Homeland Security and Defense Corporation (“HSDC”) and PPSC.

We allocated the net proceeds received between the 6% Debentures and the related warrants based on the relative fair value of each instrument.  The $2,718,000 allocated to the warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 6% Debentures.  We evaluated the embedded conversion feature in the 6% Debentures in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to certain provisions which could result in net cash settlement, the feature should be classified as a derivative instrument and should be recorded as a liability in our condensed consolidated financial statements.  Accordingly, we recorded the aforementioned embedded conversion feature as a derivative liability in the amount of $6,342,000 (which represents the estimated fair value of the feature at the date the financing was consummated) and as a corresponding reduction in the carrying value of the 6% Debentures.  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivatives for the three months ended July 31, 2006, in the amount of $1,645,000, such amount representing the estimated change in fair value of the embedded conversion feature between the date the financing transaction was consummated and July 31, 2006.

The cumulative discount on the 6% Debentures (arising from the allocation of a portion of the proceeds to the related warrants and the classification of the embedded conversion feature as a derivative liability) is being amortized to interest expense over the term of the 6% Debentures using the effective interest method at an effective interest rate of 49%.  During the three months ended July 31, 2006, $264,000 of this discount was amortized to interest expense.

We capitalized as debt issuance costs the fair value of the 660,000 Buyers shares (an amount of $601,000) and $28,000 of costs directly incurred in consummating the financing and these capitalized costs are being amortized to amortization of debt issuance costs over the life of the 6% Debenture using the effective interest method.  For the three months ended July 31, 2006, $17,000 of the capitalized debt issuance costs was amortized to expense.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

As of July 31, 2006, we had commitments outstanding for capital expenditures of approximately $1,600,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

In conjunction with the acquisition of PPSC, we retained the services of both the former owners in an employment relationship.  Subsequent to the acquisition, PPSC continued to lease premises partially owned by one of these individuals.   However, this lease was terminated effective August 31, 2006.

We have a research and development agreement with Institut fur Umwelttechnologien GmbH (“IUT”), an equity method investee of which we own 30%.  We funded $460,000 and $333,000 under this agreement during the three months ended July 31, 2006 and 2005, respectively (and a total of $2,270,000 since entering into our first research and development agreement in June 2004).  All funded payments have been included as research and development in the condensed consolidated statements of operations.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future.  Forward looking statements include: statements regarding future products or  product development; statements regarding future selling, general and administrative costs and research and development spending, and our product development and marketing strategies; statements regarding future capital expenditures and financing requirements; and similar forward looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those in such forward-looking statements.

General Discussion

We are an advanced materials and technology company focused on the development and provision of homeland security products and services, the manufacture and reclamation of silicon wafers and the manufacture of SOI wafers to the semiconductor industry, and the supply of isotopes for life sciences and health-care applications.

On July 10, 2006, we received a letter from Nasdaq that advised us that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until January 8, 2007, to regain compliance with the Rule (which consists of the bid price of our common stock closing at $1.00 per share or more or a minimum of 10 consecutive business days).  If we fail to obtain compliance, as long as we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement, we will be granted an additional 180 calendar days to obtain compliance.  We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Nasdaq Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants.

As a result of the low market price for our common stock, our outstanding Class B Warrants and Class C Warrants (both of which expire on December 29, 2006) are no longer exercisable pursuant to the existing registration statement (SEC file no. 333-110032).  We intend to file a post-effective amendment to that registration statement in the future, but we cannot provide any assurance that such registration statement will be effective in time for the exercise of the Class B Warrants or the Class C Warrants prior to their expiration date, assuming (without assurance) that market conditions recover so that the warrants are economically exercisable.

Liquidity and Capital Resources

As a result of our ongoing operating losses and financial commitments, including both borrowings and research and development funding, see our discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During fiscal year 2006 and the three months ended July 31, 2006, our revenues were generated from sales of stable and radioactive isotopes, small and large diameter test and reclaim silicon wafers, SOI wafers and other semiconductor services.  Additionally, as a result of the acquisition of PPSC in May 2005, we also generated revenues from providing advanced security services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world.  We expect that sales from our semiconductor operations will continue to increase during the remainder of our 2007 fiscal year due mainly to the growth of our 300-millimeter large-diameter silicon wafer and thinning product lines.  We do not however anticipate any significant increases (if at all) in small diameter wafer manufacturing or reclamation services as we are moving capacity away from these products and towards our other higher-margin products.  PPSC has successfully obtained its Government Contract Schedule (“GSA Schedule”) for security services.  As a result, PPSC is actively attempting to acquire federal security contracts, a market they do not currently serve.  We are hopeful that PPSC will be successful in acquiring such federal security contracts but we can offer no assurances that it will be able to do so.  In addition, we are hopeful that we will begin to generate revenue from our trace and bulk detection and intelligent digital video technologies during the remainder of fiscal year 2007.

As evidenced by our homeland security operations and the introduction of new products into our semiconductor products and services and life sciences segments, we are attempting to bring our recently developed product lines to market, which we expect to add to our revenue stream in the future.  The following is a more specific discussion of our current operations.

Homeland Security

In October 2004, we formed a new subsidiary, HSDC, to focus and consolidate our efforts in the homeland security sector and to provide better visibility to our activities in this area.  These efforts include entry into the security services market, acquisition and development of certain trace and bulk detection technology that can be used to detect various types of explosives and/or chemical agents, the launch of a collaboration to provide intelligent digital video solutions and the entry into an agreement with an established partner to develop innovative infrared imaging technology.   HSDC’s ownership includes our 100% interests in IUT Detection Technologies, Inc. (“IUTDT”) and PPSC along with our 30% minority interest in IUT and 9% minority interest in ISCON.  We previously held an 85% interest in IUTDT until April 2006 at which time we acquired the remaining 15% ownership from IUT (along with contractual clarification of ownership of certain trace and bulk detection technology) in exchange for a royalty in an amount equal to 2% of the net selling price of existing developed products (based upon the trace and bulk detection technology previously acquired from IUT in December 2002) that are sold, leased or otherwise put into use by HSDC or any of its affiliated entities anywhere in the world.  We previously held an 8% interest in IUT until December 1, 2005, at which time we increased our ownership to 30%.  The following is a detail of each of our product lines within our homeland security operations:

Security Services - In May 2005, we acquired PPSC, a provider of a wide range of security-related services.  Since the effective date of the acquisition, PPSC has delivered significant revenue and gross margin (which was approximately 23% of revenues for the three months ended July 31, 2006).   Although the segment generated an operating loss for the three months ended July 31, 2006, of $(274,000), this amount is inclusive of amortization of acquisition-related customer intangibles in the amount of $36,000, stock-based compensation expense of $54,000, a write-off of a single customer’s accounts receivable balance in the amount of $114,000 and also includes incremental investment in personnel specifically focused on selling to the government sector of the Unites States.  Further, we believe that the acquisition of PPSC provides us with a deep source of knowledge and contacts within the homeland security space and that it is capable of providing key insight for the development of our next-generation products along with successful marketing and sales processes.

During our fiscal year ended April 30, 2006, PPSC secured over approximately $5,000,000 in cumulative new contracts for seven private sector customers for security services to be performed throughout the United States.  The contract terms range from one to three years in length.  We expect these new contracts to generate incremental revenue for the remainder of fiscal year 2007 of approximately $1,500,000.  Among the new clients are Forbes, Inc. and the National Basketball Association.

Further, although currently PPSC does not have any government service contracts, in July 2005 PPSC was awarded a GSA Schedule under which PPSC can and has begun to pursue government service contracts.  While we believe that we will be successful in acquiring government service contracts during the remainder of fiscal year 2007, we can offer no assurance that we will be able to do so.

Detection Technology – Our efforts are currently focused on two detection technologies, as follows:

Ion Mobility Spectroscopy (“IMS”) – IMS is a “sniffer” technology originally developed by IUT. During the last three quarters, we ramped up our marketing and sales efforts of EnviroSecure™, a new system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings.  Our system is designed to continuously monitor the air and immediately detect and identify harmful substances at the parts per billion (ppb) level, providing warning of a possible attack in a matter of minutes.  Earlier generations of this product have been in continuous use at the German parliament building since 1999, effectively monitoring the air for toxic substances and chemical weapons.  This turnkey solution includes system design, engineering, hardware, software, installation, training and maintenance.  It is anticipated that the EnviroSecure™ system could be installed in any facility and become fully operational within three to nine months, though the time frame will vary depending on the size and complexity of each installation.  While we have not yet made any sales of this product, the product is available for sale, and we continue to focus our efforts on marketing and customer engagement.

Through our ongoing funding of research and development efforts at IUT, we continue to explore other commercial applications for our IMS technology.  We are currently in the process of taking our IMS technology and miniaturizing and re-designing it for low-cost, high-volume manufacturing in the United States and pursuing all regulatory licenses required for sales of such products in the United States.

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

Although we have not yet made any sales of products incorporating the smaller version of the IMS technology, we have received favorable feedback from potential customers.  We have, therefore, placed an initial order of 100 units with our contract manufacturer for use in the mailroom workstation and with the hand-held sniffers.  We expect the first delivery of units from our manufacturer will be available for commercial sale in the second or third quarter of fiscal 2007 (after the completion of certain testing and the receipt of certain regulatory approvals) and while we are confident that we will begin to generate revenue from these IMS based products during the remainder of fiscal year 2007, we can offer no assurances that we will be able to do so.

Neutron based detection - We have developed a hand-held explosive detection device named NeutroTestTM.   We had earlier projected that we expected to have a NeutroTest™ product available for international sales in late second calendar quarter and for United States sales in the third calendar quarter of 2005, respectively.  As expected, we completed the sale of two, first-generation units to a German entity in June 2005, although we have not completed any subsequent sales in Europe or the United States.  Feedback on the performance of these two units has been positive and has also included product enhancement recommendations.  We have taken the feedback from our initial international sales of the first-generation NeutroTest™ and have implemented them into our second-generation units, one of which is now available in the United States for customer demonstrations and several are available in Germany.  Our marketing plan for the second-generation NeutroTest™ product includes targeting potential United States based customers to which we will demonstrate the value of NeutroTest™.  To facilitate this plan, we have reached an agreement with a third party to establish a fully licensed customer demonstration and training facility in the United States.

One issue that has impeded the sales process is the regulatory and licensing requirements regarding the neutron-generation source, generally a radioisotope, whereby both our company and the customer must meet certain criteria in order to possess and use the radioisotope for its intended purpose.  Though we believe the regulatory and licensing requirements can be met by both, these requirements will likely limit the customer base for our NeutroTestTM product to government and military entities and, possibly, large organizations with the resources to meet the licensing requirements.  In order to meet the needs of this customer group, the second generation of NeutroTestTM is being repackaged into a one piece, more rugged form factor that can be manufactured in the United States.  We can make no assurances that we will be able to successfully mitigate the requirements to the extent required for broad-based market acceptance of the NeutroTestTM product.  The development of second-generation functionality, implementation of the domestic marketing plan and addressing the existing aforementioned regulatory requirements were the focus of activities to date, and we expect to continue these efforts during the second and third quarters of fiscal year 2007.

Although we have continued research and development funding of both the IMS and neutron-based detection technologies, we expect that future funding decisions will place a higher emphasis on IMS-based applications.  We have not made any sales of our NeutroTestTM product after the initial sales made in June 2005.

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

Infrared Imaging Technology – On December 5, 2005, we approved a development plan that resulted in us becoming obligated under a development & licensing agreement (“the Agreement”) entered into with Lucent Technologies, Inc. (“Lucent”) in September 2005.  Under this Agreement, the two companies are attempting to develop a next-generation infrared imaging and night vision surveillance technology based on research by Lucent’s Bell Labs micro electro-mechanical systems (“MEMS”) and nanotechnology fabrication facility.  Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes, and threat detection devices used to identify concealed weapons or explosives.  The MEMS approach to infrared imaging, if successful, may lead to products, which are at least equal in performance with a lower power consumption and price than products currently available in the marketplace today.  Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process.  The development plan contemplates a proof-of-concept within 9-12 months, followed by steps towards commercialization, though we can provide no assurances that a commercially attractive product will ultimately be available.

The Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Agreement.  In exchange for this license, we will fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000.  We paid $2,000,000 under this agreement during the year ended April 30, 2006 and paid an additional $1,000,000 in June 2006 and an additional $1,333,000 in August 2006. The remaining balance will be paid in $1,000,000 increments approximately every three months thereafter.  We do not currently have sufficient funding to meet our payment obligations to Lucent.  If we fail to make payments when due, Lucent may cancel the agreement or cease working on the project and then assess us a “start-up” fee if funding was to resume.  We cannot offer any assurance that we will be able to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due.

We have the right to terminate the development project for any reason (including if the development work is not proceeding up to our expectations) from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  Additionally, upon the commencement of commercial sales, if ever, we would be obligated to pay royalties based on revenue, potentially a sales referral fee based on revenue and also an annual exclusivity payment to maintain our exclusive rights to the developed technology.  In order to focus the Lucent development effort to best achieve an effective and marketable product, we have commenced discussions on a new statement of work to govern the development effort.  Unless we accept a statement of work from Lucent for the infrared project by September 29, 2006, the contract with Lucent will likely be terminated, and Lucent will be required to reimburse us $900,000 of the amount we paid them in August 2006.  We continue to work with Lucent to develop an appropriate statement of work.

On May 12, 2006, we entered into an agreement with ISCON, (a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and narcotics) that provides us the option to purchase shares of ISCON common stock based upon the successful completion of developmental and commercial milestones.  If ISCON succeeds in meeting all five milestones and if we choose to exercise our option to purchase shares for each completed milestone, we would then own 51% of ISCON for a cumulative investment of $1,750,000.  On June 9, 2006, we made our first investment in the amount of $100,000 for an ownership interest of approximately 9%.  We continue to evaluate the technology and the market for such technology and have made no further investments in ISCON as of September 12, 2006.

Semiconductor Products and Services

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement for the year ended April 30, 2006 and through the three months ended July 31, 2006, though still generating an operating loss and negative cash flow in those periods.   In an effort to reduce historical negative financial results, in April 2005 we began the process to realign our business to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products.  The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 62% of segment revenue for the three months ended July 31, 2006 ($1,780,000 in revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 in revenue) and 1% of segment revenue for the three months ended July 31, 2005 ($8,000 in revenue).  There has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

As a result, while the segment generated an operating loss of $(199,000), which includes stock-based compensation of $55,000, for the three months ended July 31, 2006, this operating loss is approximately 90% less than the operating loss of $(2,054,000) experienced for the three months ended July 31, 2005.

Additionally, the operating loss was reduced each sequential quarter during fiscal year 2006 and through the three months ended July 31, 2006, and it has continued to improve in the second quarter of our fiscal 2007 year.  We continue to monitor the situation closely and, while we believe that our realignment of the business has enhanced our chances to reach profitability in the future and that we will continue to see improving financial results in the segment, the overall process will take time and there are no assurances that if profitability is reached it can be sustained in every period, if at all.

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

At the present time, our life sciences division is being adversely affected by increased domestic and international competition.  The oxygen-18 market continues to be dynamic and volatile.  Established suppliers have increased capacity and reputable suppliers have entered the market with a comparable high quality product.  The market is currently in a surplus state and we expect it to be so for several years to come.  Prices have declined over 60% from highs of approximately three years ago.  Our average selling price for oxygen-18 for the three months ended July 31, 2006, decreased approximately 24% from that received during the same period one year earlier, although the average selling price remained consistent as compared to the fourth quarter of our fiscal year 2006.  This average selling price is likely in excess of the spot rate in the market due to the advanced pricing agreements we have with certain customers.  As such, additional price erosion may be expected.  In an attempt to offset the degradation of the oxygen-18 market, we have successfully lowered our acquisition price of oxygen-18 and we are expanding into other areas, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with Central Radiopharmaceutical Services, Inc. (“CRS”)).  While we don’t expect these isotopes to contribute significantly to our revenues until the third quarter of our fiscal year ending April 30, 2007, this expansion is indicative of our business goal to broaden revenue beyond the concentration found in a few, core products (mainly oxygen-18).

In the prior year, our international radioisotope business also experienced rising supplier prices in a market that is highly price-sensitive.  In an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006.  We do not anticipate material, if any, revenue from this business during fiscal year 2007.  For our life sciences business in the aggregate, as with all our reportable segments, we continually monitor business conditions and marketplace changes and evaluate all investment, divestiture and other strategic options.

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

We have not received since February 2005 any requests for additional information from either the SEC or Nasdaq relating to their inquiries of October 2004 to February 2005 and, to the best of our knowledge, these issues are behind us and we are moving forward.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended
	July 31,
	2006	2005

Revenues	100.0%	100.0%
Cost of revenues	81.2	102.8
Gross margin	18.8	(2.8)

Operating expenses:
Selling, general and administrative	52.4	53.8
Impairment loss on assets held for sale	—	7.8
Research and development	19.4	9.0
Total operating expenses	71.8	70.6
Operating loss	(53.0)	(73.4)

Other income (expense), net	21.0	(28.5)
Loss before income taxes	(32.0)	(101.9)
Income tax expense	—	—
NET LOSS	(32.0)%	(101.9)%

Revenues

Revenues increased for the three months ended July 31, 2006, as compared to the same period of our prior fiscal year.  Revenues from both our security services and semiconductor products and services segments did reflect an increase during these periods as compared to revenues from our life sciences and homeland security products segments which reflected a decrease, as described in the following table:

	Three Months Ended
	July 31,
	2006	2005
Life sciences:
Domestic	$616,000	$1,048,000
International	—	549,000
Total life sciences	616,000	1,597,0000
Homeland security products	—	35,000
Security services	3,877,000	2,637,000
Semiconductor products and services	2,909,000	805,000
Total	$7,402,000	$5,074,000

The revenue for our security services segment is generated by PPSC, a business that we acquired in May 2005.  Pro forma revenue for the three months ended July 31, 2005 would have been approximately $3,150,000 if the PPSC acquisition had occurred on the first day of that quarter.  The increase in revenue from the security services segment for the three months ended July 31, 2006, was due to the net addition of additional security services contracts since the acquisition of PPSC.  While we anticipate that we will continue to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so.

Our semiconductor products and services segment has experienced a rapid increase in revenue during the prior five fiscal quarters.  Revenue for the three months ended July 31, 2006, was 261% higher than revenue for the three months ended July 31, 2005, and 53% higher than revenues for the three months ended April 30, 2006.  The increase is predominately due to the expansion of sales of higher-margin 300-millimeter products and services.  Our 300-millimeter business provided revenue of $1,780,000 for the three months ended July 31, 2006, as compared to $813,000 and $8,000 for the three months ended April 30, 2006 and July 31, 2005, respectively.  While we believe that continued expanded focus on the 300-millimeter and SOI markets will allow us to continue to increase revenues in the future, we can provide no assurances that we will be able to do so.

While we continue to move forward with our development program and to pursue the establishment of a low cost supply of silicon-28, we did not receive a material amount of revenue in our 2005 or 2006 fiscal years or for the three months ended July 31, 2006, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers.  Therefore we do not anticipate any material amount of proceeds from silicon-28 product sales during the remainder of fiscal year 2007, although we could respond to customer demand in a relatively short time frame.  Our goal ultimately is to profitably (1) license our proprietary technology to other entities and/or (2) sell chemicals required for the production of epitaxial or bulk silicon-28 wafers and/or (3) produce epitaxial or bulk silicon-28 wafers for resale.  The costs associated with maintaining this program are not significant.

The decrease in revenue from domestic isotope product sales for the three months ended July 31, 2006, was the result of a significant decrease in the unit price of our main isotope sold domestically, oxygen-18, combined with a decrease in sales volume of that product.  Our average sales price for oxygen-18 for the three months ended July 31, 2006 was approximately 24% less than the same period in the prior fiscal year, though relatively consistent with the prior sequential quarter.  This average selling price is likely in excess of the spot rate in the market due to the advanced pricing agreements we have with certain customers.  As such, additional price erosion may be expected.  The supply of oxygen-18 in the market has continued to expand, both in the prior fiscal years as well as into the three months ended July 31, 2006, which has led to a price-driven market.  Although we have successfully lowered our acquisition price of oxygen-18, we can offer no assurances that we will be able to expand or maintain our current volume of sales.

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

Our international radioisotope business has also experienced rising supplier prices in a market that is highly price-sensitive.  In an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006.  Revenue from our international isotope trading business was $0 for the three months ended July 31, 2006, as compared to $549,000 for the three months ended July 31, 2005.  We do not anticipate material, if any, revenue from this business during the remainder of fiscal year 2007.  For our life sciences business in the aggregate, as with all our reportable segments, we continually monitor business conditions and marketplace changes and evaluate all investment, divestiture and other strategic options.

Our homeland security products segment has recorded minimal or no revenue for the three months ended July 31, 2006 and 2005.  See the update provided for this segment in the General Discussion section of this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the three months ended July 31, 2006, two security services customers accounted for 15% and 10% of revenues, respectively, and one semiconductor products and services customer accounted for 23% of revenues as compared to the three months ended July 31, 2005, in which one security services customer accounted for 19% of revenues.  Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

Gross Margin

Our gross margin increased for the three months ended July 31, 2006, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three Months Ended July 31,
	2006	2005
Dollar amount	$1,391,000	$(144,000)
Percent of revenues	18.8%	(2.8)%

The increase in gross margin is due mainly to two factors:  (1) continued improvement in operations in our semiconductor products and services segment where there were significant improvements to gross margin on a dollar amount and on a percentage of revenues basis and (2) to a lesser extent, improvements in life sciences margins on a percentage basis.  These increases were offset by a slight reduction in gross margin percentage in our security services segment.

On a dollar basis, gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing.  Our ability to positively impact consolidated gross margin will in a large part be dependent upon our ability to grow sales in our homeland security segments through increased sales of security services and detection products and in our semiconductor products and services segment through increased sales of 300-millimeter products and services, wafer thinning and SOI products.  With the realignment of our semiconductor products and services business to focus on the higher margin products and services, we believe that we have greatly enhanced our ability to increase our sales and related gross margin in these areas.  As such, we anticipate that the gross margin from sales of semiconductor products and services (both in dollar value and as a percentage of revenues) will increase over time, though we can offer no assurance that the gross margin increase will occur.

On a percentage of revenue basis, in general we anticipate that the gross margin percentage in our security services segment will remain relatively stable.  The gross margin percentage in our semiconductor products and services segment may be volatile based upon revenue growth achieved, if any.  The gross margin percentage in the life sciences segment is expected to also be somewhat volatile due to the continued pricing pressure on oxygen-18 and on the substantial cessation of sales in the international isotope business.  Lastly, the gross margin percentage on our homeland security products segment is likely also to be volatile as well as we attempt to increase revenue in that segment, though we can offer no assurances that we will be able to do so.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased as a dollar amount for the three months ended July 31, 2006, as compared to the same respective periods of our prior fiscal year.  On a percentage of revenues basis, selling, general and administrative expenses remained relatively stable, as reflected in the following table:

	Three Months Ended July 31,
	2006	2005
Dollar amount	$3,877,000	$2,732,000
Percent of revenues	52.4%	53.8%

The approximate $1,150,000 increase in selling, general and administrative expenses for the three months ended July 31, 2006, compared to the same period in the prior year is attributable to a combination of factors, including:

•                  approximately $540,000 directly related to PPSC, such increase resulting primarily from an impact of approximately $100,000 due to the inclusion of less than a full quarter of expense being included in the three months ended July 31, 2005 (due to the acquisition occurring on May 16, 2005), a write-off of a specific customer receivable of $114,000 and increased staffing due to the pursuit of government and other commercial contracts for the three months ended July 31, 2006;

•                  approximately $300,000 due to increase in staffing and operations in the homeland security products segment;

•                  a noncash charge in the amount of $357,000 related to the amendment to the number of shares issuable and exercise price of certain warrants with ratchet provisions;

•                  cumulative noncash charges of $324,000 related to stock-based compensation expense associated with our adoption of SFAS 123(R) in the three months ended July 31, 2006;

•                  offset by approximately $200,000 in reduced life sciences expense due to scaled back operations in the segment and by approximately $300,000 due to the inclusion in the three months ended July 31, 2005, of a charge related to the extension of the expiration date of certain warrants.

We anticipate that we will increase our core selling, general and administrative expenses during the remainder of fiscal year 2007 through anticipated increased marketing efforts for and operations in our homeland security products operations and semiconductor products and services segment.  There can be no assurance that our anticipated increased selling, general and administrative expenses will result in increased revenues from product sales.

Impairment Loss on Assets Held for Sale

Our impairment loss on assets held for sale decreased for the three months ended July 31, 2006, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three Months Ended July 31,
	2006	2005
Dollar amount	—	$398,000
Percent of revenues	—	7.8%

During the three months ended July 31, 2005, as part of a review of our semiconductor products and services segment that resulted in operational changes, certain equipment was identified as excessive for our planned future operations.  As a result, certain of the identified equipment whose book value exceeded estimated net realizable were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $398,000.  As of July 31, 2006, equipment with a book value of $225,000 remains unsold, but we expect that the equipment will be sold within the upcoming year.

Research and Development Expenses

Our research and development expenses increased on both a dollar and a percentage of revenues basis for the three months ended July 31, 2006, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three Months Ended July 31,
	2006	2005
Dollar amount	$1,436,000	$454,000
Percent of revenues	19.4%	9.0%

The dollar increase for the three months ended July 31, 2006, is primarily related to an increase in research and development expenses associated with payments made to Lucent under our infrared imaging and night vision surveillance technology development & licensing agreement as well as, to a lesser extent, our trace and bulk detection technology and semiconductor research and development work related mainly to various SOI processes.  Consistent with our product development strategy, we are seeking to identify and evaluate new products in the homeland security operations as well as to bring existing technologies, including IMS-based products and NeutroTestTM, to a production-ready state.  A significant amount of this research and development on trace and bulk detection technology is being performed by IUT and is related to IMS and neutron-based detection.  We funded $460,000 and $333,000 under this agreement during the three months ended July 31, 2006 and 2005, respectively (and a total of $2,270,000 since entering into our first research and development agreement in June 2004).

In December 2005, we approved a development plan with Lucent that obligated us under a development & licensing agreement.  Under that Agreement, we will endeavor to develop a next-generation imaging and night vision surveillance technology.  The development plan contemplates a proof-of-concept within 9-12 months followed by steps towards commercialization, although we can provide no assurances that a commercially attractive product will ultimately be available.  For the three months ended July 31, 2006, we recorded research and development expense of  $833,000 and we may be obligated to pay an additional $1,000,000 per quarter in development funding for the next eight quarters.  We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  As such, assuming we continue with the development program, we expect our quarterly research and development expense for this purpose to remain elevated.  Subsequent to the close of the quarter ending July 31, 2006, we made a quarterly payment to Lucent in the amount of $1,333,000 in August 2006.  In order to focus the Lucent development effort to best achieve an effective and marketable product, we have commenced discussions on a new statement of work to govern the development effort.  Unless we accept a statement of work from Lucent for the infrared project by September 29, 2006, the contract with Lucent will likely be terminated, and Lucent will be required to reimburse us $900,000 of the amount we paid them in August 2006.  We continue to work with Lucent to develop an appropriate statement of work.

We believe that the development and introduction of new product applications is critical to our future success.  We expect that research and development expenses may increase assuming sufficient cash remains available and we are able to procure necessary materials and outside services.  It is likely that research and development expenditures will continue to vary as a percentage of revenues because of the timing and amount of future revenues. Except for work being performed on our semiconductor products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Significantly all other research and development work is performed by outside entities, none of which we control (although we have an ownership position in IUT of 30%).  Although we expend significant resources on research and development, we cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

Operating Loss

Our operating losses (in total) increased for the three months ended July 31, 2006, as compared to the same period of our prior fiscal year as reflected in the following table:

	Three Months Ended July 31,
	2006	2005
Homeland security products	$(1,114,000)	$(502,000)
Security services	(274,000)	110,000
Semiconductor products and services	(199,000)	(2,054,000)
Life Sciences	31,000	(149,000)
Reconciling amounts	(2,366,000)	(1,133,000)
Total	$(3,922,000)	$(3,728,000)

Our homeland security products segment generated a significant operating loss in an effort to develop and commercialize our trace and bulk detection technology into products that can be used to detect various types of explosives and/or chemical agents and innovative infrared imaging technology.  While we generated no revenue in this segment for the three months ended July 31, 2006, we are hopeful that we will be able to begin to generate revenue in this segment during our year ending April 30, 2007.

Our security services segment consists of PPSC, which was acquired in May 2005.  For the three months ended July 31, 2006, the segment delivered significant revenue totaling $3,877,000 and gross margin of approximately 23.4%, as compared to $2,637,000 and 26.3% for the three months ended July 31, 2005.  The operating loss for the three months ended July 31, 2006, is due primarily to an increase in selling, general and administrative expenses as compared to the comparable period in the prior year.  This increase is due to increased marketing spending, a write-off of a single customer’s accounts receivable balance in the amount of $114,000, the inclusion of a $54,000 noncash charge related to stock-based compensation expense (due to our adoption of SFAS 123(R) in the three months ended July 31, 2006) and  incremental investment in personnel specifically focused on selling to the government sector of the United States.

Our semiconductor products and services segment showed continued operational and financial improvement (due mainly to the realignment of our business to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products) for the three months ended July 31, 2006, though still generating an operating loss.  Additionally, the operating loss was reduced each sequential quarter during fiscal year 2006 and in the three months ended July 31, 2006, as reflected in the following table:

	Semiconductor products and services operating loss

Three months ended July 31, 2005	$(2,054,000	)(1)
Three months ended October 31, 2005	$(1,420,000)
Three months ended January 31, 2006	$(900,000)
Three months ended April 30, 2006	$(777,000)
Three months ended July 31, 2006	$(199,000)

(1)             Includes an impairment charge on assets held for sale of approximately $400,000.

We expect continued improvement to the operating results of our semiconductor products and services segment during the second quarter of our year ending April 30, 2007.

Our life sciences segment generated operating income of $31,000 for the three months ended July 31, 2006 as compared to an operating loss of $(149,000) for the comparable period in the prior year.  This segment has undergone significant changes in the past year and earlier.  Due to a large increase in the supply available to the market, we realized a substantial decrease in the average selling price of our main product, oxygen-18, over the last three years.  Additionally, during the second half of fiscal year 2006, we closed our European trading office (Chemotrade) as it was no longer economically viable and we terminated sales activity with the existing customer base.  In an attempt to offset the degradation of the oxygen-18 market, we have successfully lowered our acquisition price of oxygen-18 and we are expanding into other areas, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with CRS).  While we don’t expect these isotopes to contribute significantly to our revenues until the third quarter of our fiscal year ending April 30, 2007, this expansion is indicative of our business goal to broaden revenue beyond the concentration found in a few, core products (mainly oxygen-18).

Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of payments to Lucent under our development agreement, corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.  The increase in the reconciling amounts for the three months ended July 31, 2006, as compared to the comparable period in the prior year is due mainly to research and development expense related to the Lucent agreement and in the amount of $833,000, along with other various items.

Other Income (Expense), net

Other Income (Expense), net increased on both a dollar and a percentage of revenues basis for the three months ended July 31, 2006, as compared to the same period of our prior fiscal year as reflected in the following table:

	Three Months Ended July 31,
	2006	2005
Dollar amount	$1,550,000	$(1,444,000)
Percent of revenues	21.0%	(28.5)%

The increase for the three months ended July 31, 2006, as compared to the same period in the prior fiscal year resulted primarily from three items:  (1) a decrease in interest expense and amortization of debt issuance costs in the combined amount of approximately $800,000, which is reflective of a lower outstanding convertible debenture balance through the duration of the respective periods, (2) the recording of a gain on extinguishment of debt in the amount of $227,000, which resulted from the retirement of $3,880,000 in principal amount of  8% Debentures in May 2006 (as discussed in the Liquidity and Capital Resources section below) and (3) the recording of a gain on derivative instruments in the amount of $2,131,000 related to the change in the fair value of the two derivative liabilities which we have recorded in our condensed consolidated balance sheets (as discussed in the Liquidity and Capital Resources section below).  Lastly, interest income decreased $77,000 due to a lower cash and cash equivalent balance carried for the three months ended July 31, 2006, as compared to such balance carried in the comparable period in the prior fiscal year.

We expect that our other expenses will be volatile based on the future timing of repayment, if ever, of the remaining convertible debentures (see the Liquidity and Capital Resources discussion below).

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

Net Loss

Our net loss decreased on both a dollar and a percentage of revenues basis for the three months ended July 31, 2006, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three Months Ended July 31,
	2006	2005
Dollar amount	$(2,372,000)	$(5,172,000)
Percent of revenues	(32.0)%	(101.9)%

We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.  We expect that our net loss will continue during at least the short term as we continue to pursue new revenue streams in our semiconductor products and services segment and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business, including the commercialization of the IMS technology and, eventually, the infrared imaging technology based on our development & licensing agreement with Lucent.   However, we can offer no assurances that the development and commercialization of these technologies will occur.

We anticipate that our operations during the remainder of fiscal year 2007 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

Working Capital

Our working capital deficit decreased by $2,922,000 during the three months ended July 31, 2006, from a working capital deficit of $(6,707,000) at April 30, 2006, to a working capital deficit of $(3,785,000) at July 31, 2006. The decrease in working capital deficit for the three months ended July 31, 2006, is due to a combination of factors, of which the significant factors are set out below:

Factors which increased working capital

•                    approximately $2,718,000 due to the issuance of the 6% Debentures (calculated as net proceeds of $12,270,000 less (a) $3,210,000, the amount of the 6% Debentures initially included in current liabilities and (b) $6,342,000, the initial amount of the conversion feature associated with the 6% Debentures recorded as a current derivative liability);

•                    approximately $4,000,000 due to a decrease in the current portion of the 8% Debentures related to principal payments made in shares of our common stock (see discussion of 8% Debenture repayment below);

•                    $2,131,000 decrease to the initial recording of derivative liabilities due to the change in fair value of such derivative liabilities during the three months ended July 31, 2006;

Factors which decreased working capital

•                    approximately $3,100,000 of cash consumed directly in operating activities (calculated as approximately $3,400,000 of cash used in operating activities, netted down by approximately $300,000 of the cash impact of changes in other current assets or liabilities included therein);

•                    $1,772,000 due to initial reclassification of certain warrants from equity to current derivative liabilities (see discussion of warrant classification below);

•                    approximately $400,000 due to a cumulative increase in the current portion of convertible debentures related to amortization of the debt discounts on each related series of debenture;

•                    $360,000 related to purchases of fixed assets;

•                    approximately $270,000 in repayments of principal on notes payable;

•                    $100,000 related to an investment in a business.

As a result of the recent financing and the commitment for the purchase of an additional $3,000,000 6% Debenture, we believe we have enough cash to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

We have satisfied our working capital requirements primarily through financing activities in the past, including the issuance of the 8% Debentures in February 2005 and the 6% Debentures in May and June 2006. As described above, we have recently received a notification from Nasdaq identifying a listing deficiency, which, if not cured timely, may result in our delisting from the Nasdaq Capital Market. Any such delisting, if it should occur, will make future financing activities significantly more difficult.

8% Convertible Debentures

The first of twelve monthly principal payments on our 8% Debentures became due in March 2006. However, both the principal and interest are payable, at our option, in common stock, subject to various requirements (which we believe we currently meet). If we choose to make a scheduled principal payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then conversion price (currently $5.00 per share) or 88% of the average of the ten closing prices ending on the trading day immediately prior to the monthly redemption date.  During the three months ended July 31, 2006 and subsequently, there has been substantial activity in reducing the outstanding principal balance on the 8% Debentures.  Having met all requirements to do so, we made several interest and principal payments on the 8% Debentures in shares of our common stock and we also made a temporary conversion offer to the Holders, as follows:

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

•                    In connection with the financing transaction discussed in “Additional Liquidity Considerations” below, on May 19, 2006 we entered into an agreement with certain of the 8% Debenture holders to pay their remaining principal balance after June 1, 2006, along with a 5% premium in cash. In accepting our offer, these Holders also agreed to limit the anti-dilution provision on their warrants originally issued with the 8% Debentures and to waive certain provisions of the 8% Debentures as they related to the completion of our 6% Debentures (although we believe such contractual terms not to be in force). Approximately $5,000,000 of the then outstanding $8,200,000 8% Debentures accepted our offer. As a result, we paid these holders $4,107,102 (which resulted in a reduction of principal outstanding of $3,880,000).

•                    On July, 1 2006, we made our monthly payment on the 8% Debentures in cash, reducing the principal balance outstanding by $562,500.

•                    On August 1, 2006, we made our monthly payment on the 8% Debentures in cash, reducing the principal balance outstanding by $562,500.

•                    On September 1, 2006, we made our monthly payment on the 8% Debentures by issuing 296,855 shares of our common stock in satisfaction of the principal payment and accrued interest then due. We reduced the principal balance of the 8% Debentures by the nominal amount of approximately $250,000.

As of September, 12, 2006, there is one remaining holder of our 8% Debentures outstanding with a principal balance outstanding of $1,250,000, an amount which will be paid in either cash or stock in five monthly amortization payments of $250,000.

In June 2006, one of the holders of the 8% Debentures, with a remaining principal balance of $0 as of September 12, 2006, informed us of its belief that the issuance of the 6% Debentures (as discussed above) constituted a default (due to a potential variable conversion provision contained within the 6% Debenture) under the 8% Debentures. Remedies of such default (if actual) include the option to accelerate payment of the full principal amount of the remaining 8% Debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the 8% Debentures shall be equal to 130% of the then-principal amount of the 8% Debentures at the time of default plus all interest and other amounts due or a conversion calculation, whichever is higher. The holder had approximately $937,000 due on its debenture at the time we entered into the 6% Debenture. We have contested that allegation (based among other things that such clause did not survive the final agreement) and will defend it in court, if necessary.

6% Convertible Debentures

On May 31, 2006 and June 5, 2006 we completed a private placement by which we issued to an accredited investor 6% Debentures in the aggregate principal amount of $13,000,000 and warrants to purchase a total of 8,000,000 shares of our common stock at exercise prices of $1.25 per share (2,000,000 warrants), $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants) for a period of three years. In addition, the purchaser of our 6% Debentures has an obligation to purchase an additional $3,000,000 6% Debenture two days before the registration statement underlying the 6% Debentures is declared effective.  The 6% Debentures mature on May 31, 2009.  The accredited investor and an unaffiliated third party provided us services in connection with completing the transaction (which were valued at $825,000) and as a result, we issued 660,000 shares of restricted common stock as compensation. The accredited investor may convert the 6% Debenture into shares of our common stock at any time at a conversion price of $1.25 per share. After September 27, 2006 (and subject to an effective registration statement), the holder may convert the 6% Debentures into common stock at the lesser of $1.25 or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”), subject to certain conversion limitations (see Note 8 to the accompanying condensed consolidated financial statements).  One substantial potential limitation is that between September 29, 2006, and January 26, 2007, if converting using the Market Conversion Price, the holder is limited to converting no more than $200,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.   Subsequent to January 26, 2007, if converting using the Market Conversion Price, the holder is limited to converting no more than $400,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.

Interest accrues on the outstanding principal balance at the annual rate of 6%.  Interest is payable on May 31, 2009, in cash or shares of our common stock, at our option.  If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

If after December 31, 2006, we have insufficient shares authorized but unissued and unreserved to convert principal and pay interest in common stock, our stock is not listed or quoted on a market, we have not timely satisfied any conversion obligations or the issuance of shares would violate certain other defined sections of the agreement, the holder has a right to request net cash settlement of the conversion based upon a defined calculation.

We allocated the net proceeds received between the 6% Debentures and the related warrants based on the relative fair value of each instrument.  The $2,718,000 allocated to the warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 6% Debentures.  Additionally, under currently existing US GAAP, we were required to classify the embedded conversion feature as a derivative liability in the amount of $6,342,000 (which represents the estimated fair value of the feature at the date the financing was consummated) and as a corresponding reduction in the carrying value of the 6% Debentures.  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivatives for the three months ended July 31, 2006, in the amount of $1,645,000, such amount representing the estimated change in fair value of the embedded conversion feature between the date the financing transaction was consummated and July 31, 2006.  The cumulative discount on the 6% Debentures (arising from the allocation of a portion of the proceeds to the related warrants and the classification of the embedded conversion feature as a derivative liability) is being amortized to interest expense over the term of the 6% Debentures using the effective interest method.

Cash Flows

As of July 31, 2006, we had $5,977,000 of cash and cash equivalents, an increase of $3,860,000 as compared to $2,117,000 at April 30, 2006. Our principal source of funding for the three months ended July 31, 2006 was from the issuance of the 6% Debentures for which we received net proceeds of $12,270,000. Our principal source of funding for the three months ended July 31, 2005 was from cash and cash equivalents related to the issuance of 8% Debentures completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement fees).

Cash used in operating activities of $3,411,000 and $5,240,000 for the three months July 31, 2006 and 2005, respectively, was primarily the result of a net loss attributable to common stockholders of $2,372,000 (which included noncash expenses and gains in the net amount of a $725,000 gain) and $5,238,000 (which included noncash expenses in the aggregate amount of  $2,204,000), respectively.

Investing activities used cash of $460,000 and $3,220,000 for the three months ended July 31, 2006 and 2005, respectively. Cash used in investing activities for the three months ended July 31, 2006, consisted of $360,000 expended on additions of property and equipment and $100,000 expended on a 9% equity investment in a business.  Cash used in investing activities for the three months ended July 31, 2005 resulted primarily from the purchase of PPSC in May 2005 (which purchase price included a net cash outflow of $2,495,000) as well as purchases of property and equipment of $725,000.

Financing activities provided cash of $7,731,000 and $20,000 for the three months ended July 31, 2006 and 2005, respectively. Cash provided by financing activities for the three months ended July 31, 2006 resulted primarily from the issuance of the 6% Debentures which yielded net proceeds of $12,270,000 offset by principal payments on borrowings of $4,551,000. Cash provided by financing activities for the three months ended July 31, 2005 resulted primarily the exercise of common stock warrants offset primarily by debt repayments and dividend payments on our outstanding Series E Convertible Preferred Stock.

Additional Liquidity Considerations

As a result of the 6% Debenture transaction, anti-dilution provisions associated with the 1,593,900 common stock warrants issued in the 8% Debenture transaction were triggered whereby we issued an additional 6,375,600 common stock warrants to these holders and reduced the exercise price on all related warrants to

$1.25. As a result, as of September 12, 2006 we have 7,969,500 common stock warrants exercisable at $1.25 related to the 8% Debenture transaction. As a result of the May 18, 2006 agreement (as discussed above), 4,557,000 of these common stock warrants have been modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $1.25 (or of the holder of our 6% Debentures was to convert a portion of the outstanding debenture at a conversion rate less than $1.25), the remaining 3,412,500 common stock warrants that have a full anti-dilution provision, would ratchet into a great number of common stock warrants at a lower exercise price.  There were no other changes in the terms or conditions of the warrants.

As of July 31, 2006, we had commitments outstanding for capital expenditures of approximately $1,600,000.  Our other future commitments have increased due to the agreement and development plan with Lucent, under which we endeavor to develop a next-generation imaging and night vision surveillance technology (although we can provide no assurances that a commercially attractive product will ultimately be available). We have paid Lucent $4,333,000 through September 12, 2006, and to maintain our rights under the agreement we are obligated to make an additional eight payments in the amount of $1,000,000 approximately every three months thereafter. This amount provides development funding required under the agreement. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. As such, assuming we continue the development program, we expect our quarterly research and development funding for this purpose to remain elevated, although we may attempt to find a partner with which to divide the financial burden (and potential financial benefits of any developed technology, if any) of the Lucent research and development payments or seek to finance the payments through the sale of equity or issuance of debt instruments.  In order to focus the Lucent development effort to best achieve an effective and marketable product, we have commenced discussions on a new statement of work to govern the development effort.  Unless we accept a statement of work from Lucent for the infrared project by September 29, 2006, the contract with Lucent will likely be terminated, and Lucent will be required to reimburse us $900,000 of the amount we paid them in August 2006.  We continue to work with Lucent to develop an appropriate statement of work.

Our agreement with ISCON provides us the option to purchase shares of ISCON common stock based upon the successful completion of developmental and commercial milestones.  If ISCON succeeds in meeting all five milestones and if we choose to exercise our option to purchase shares for each completed milestone, we would then own 51% of ISCON for a cumulative investment of $1,750,000.  On June 9, 2006, we made our first investment in the amount of $100,000 for an ownership interest of approximately 9%.  We continue to evaluate the technology and the market for such technology and have made no further investments in ISCON as of September 14, 2006.

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

Off-Balance Sheet Arrangements

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-KSB for the year ended April 30, 2006.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  We have goodwill in the amount of $3,631,000 on our condensed consolidated balance sheet as of July 31, 2006, related to the acquisition of PPSC in May 2005.  During the three months ended January 31, 2006, we performed our annual impairment review on the aforementioned goodwill and concluded that the goodwill was not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $444,000 on our condensed consolidated balance sheet as of July 31, 2006, comprised of our trace and bulk detection technology acquired in December 2002, customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Stock-based Compensation

For our employees, our stock-option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests.  On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, stock-based compensation expense for the three months ended July 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  See Note 6 to our condensed consolidated financial statements for further detail, including the impact of the adoption to our condensed consolidated statements of operations.  We assess the fair value of option awards using the Black-Scholes option pricing model, a model which requires several estimates including stock price volatility, risk-free interest rate and expected term of the option.  Additionally, we must estimate the number of options we expect to be forfeited prior to vesting in future periods.  As of July 31, 2006, $1,928,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.  If the assumptions used, as they relate to volatility, risk-free interest rate, estimated term of the options and forfeiture rate, were materially different, the overall valuation of these and any future stock-based awards and the timing of recognition of related expense could change significantly.

Additionally, we similarly evaluate the financial statement impact of stock-based grants made to external parties for services and in settlement of litigation by using the Black-Scholes model, which also requires several estimates including stock price volatility, risk-free interest rate and expected term of the option.  If the assumptions used, as they relate to volatility, risk-free interest rate and estimated term of the warrants, were materially different, the overall valuation of these and any future stock-based awards could change significantly.

Initial and Continuing Valuation of Financing Transactions

We value transactions associated convertible debentures or preferred stock that are convertible into common stock based on the market conditions existing on the date of the signing of the agreement.  In allocating the 6% Debenture financing proceeds between the freestanding warrants, the convertible debenture and the embedded conversion feature within the convertible debenture, we were required to estimate the fair values of each of the components.  If the assumptions used, as they relate to volatility, risk-free interest rate, estimated term of the warrants, probability-weighted exercise patterns of the debentures and fair value of the embedded conversion feature (accounted for as a derivative liability) were materially different, there could be a material financial impact to our condensed consolidated financial statements.  Additionally, all derivative liabilities must be marked to then-current fair value at the end of each reporting period with the change in fair value being included in our condensed consolidated statements of operations.  Due to the fair value of the derivative liability being highly sensitive to the market price of our common stock, changes in other estimates associated with estimating the end-of-period fair value of the derivative instrument could have a material impact on our financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, equity security market values, foreign currency rates and the market price of our common stock.

Interest Rates

Our investment portfolio consists of cash and cash equivalents (in the amount of $5,977,000 at July 31, 2006), all of which is exposed to interest rate fluctuations.  The primary objective of our investments is to earn a market rate of return while preserving principal and maximizing liquidity.  The interest earned on these investments (with a blended yield of 5.05% at July 31, 2006) may vary based on fluctuations in the prevailing interest rate.

Equity Securities

We do not hold any investments in marketable equity securities.  However, we hold a 30% interest in IUT and a 9% interest in ISCON, both of which are non-marketable equity securities.  Our strategic investments in these entities may be impacted by the underlying economic conditions of each entity, including the ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales.  These investments involve a great deal of market risk, and there can be no assurances that a specific company will grow or become successful.  Consequently, we could lose all or part of our investment.  Additionally, because IUT is located in Germany, our investment in the entity (and our share of their earnings or losses) may be impacted by changes in foreign currency rates.  The aggregated carrying amount of these investments was $398,000 as of July 31, 2006.

Derivative Instruments

We do not purchase derivative instruments on the open market.  However, in accordance with current US GAAP, we have classified certain warrants and the embedded conversion feature in our 6% Debentures as derivative instruments (a combined $5,984,000 current liability at July 31, 2006).  Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled on a net cash basis.  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations.  Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price.  As such, the carrying amount of these instruments may be volatile from period to period.  For the three months ended July 31, 2006, we recorded a gain on derivative instruments in the aggregate amount of $2,131,000, such amount representing the change in fair value between the respective initial recording of the derivatives within the quarter and July 31, 2006.

Item 4: Controls and Procedures

With the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended July 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II: Other Information

Item 1:  Legal Proceedings

None.

Item 1A: Risk Factors

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

Although we raised capital totaling more than $32,900,000 (net of expenses) during the last two fiscal years and issued the 6% Debentures in the three months ended July 31, 2006, we have had working capital shortages in the past and our consolidated financial statements for the three months ended July 31, 2006, indicate that we have a working capital deficit of $(3,785, 000).

We issued the 6% Debentures in May and June 2006.  The total principal amount of these 6% Debentures issued was $13,000,000 which netted approximately $8,170,000 in proceeds after expenses and $4,100,000 of payments related to our 8% Debentures. The purchaser has an obligation to purchase an additional $3,000,000 6% Debenture two days before the registration statement underlying the 6% Debentures is declared effective.

Based on the amount of capital we have remaining, our current negative cash flow from operations and investing activities, we anticipate that we may continue to incur a working capital deficit unless we are able to substantially increase our revenue or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.

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

On July 10, 2006, we received a letter from Nasdaq that advised us that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until January 8, 2007, to regain compliance with the Rule (which consists of the bid price of our common stock closing at $1.00 per share or more or a minimum of 10 consecutive business days).  If we fail to obtain compliance, as long as we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement, we will be granted an additional 180 calendar days to obtain compliance.  If we fail to meet these Nasdaq requirements within the allotted time frame, we may be delisted from the Nasdaq Capital Market.

As of September 12, 2006, the price of our common stock was $.93 and as a result, if any of our convertible securities are converted or outstanding common stock warrants or stock options are exercised, it may be more difficult to achieve the necessary $1.00 price per share requirements due to additional shares of common stock being available in the market as well as the corresponding dilution to our investors caused by potentially issuing (based on existing variable rate conversion rights) the conversion shares at a conversion price below the then-current market price of our common stock.

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult and may raise liquidity issues for current investors.

We have four business segments and, for the three months ended July 31, 2006, three of our four segments operated at a loss, in some cases significant losses.

For the three months ended July 31, 2006, and as reflected in the following table, our condensed consolidated financial statements show that three of our four operating segments have been operating at a loss (amounts in thousands):

	Three Months Ended
	July 31,
	2006	2005
Segment operating (loss) income:
Homeland security products	$(1,114)	$(502)
Security services	(274)	110
Semiconductor products and services	(199)	(2,054)
Life sciences	31	(149)
Reconciling amounts	(2,366)	(1,133)
Total	$(3,922)	$(3,728)

We expect that these losses (on a consolidated basis) will continue through the remainder of our 2007 fiscal year (albeit at significantly lower levels).  As described in the next risk factor, unless we are able to develop and sell new products profitably, we may be unable to remain competitive and it is likely that our losses and negative cash flow will continue.  Reconciling amounts include corporate expenses consisting primarily of payments to Lucent under our development agreement, corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.

Unless we are able to develop and sell new products profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

We have not operated profitably since our 1996 fiscal year, and as discussed in the preceding risk factor, three of our four segments are not currently operating profitably.  We recognized net income for the year ended April 30, 2000, only because of the gain recognized on the sale of our depleted zinc assets to Eagle-Picher Technologies, LLC.

Our ability to generate additional revenues (and ultimately net income) is dependent upon the success of our homeland security products, security services and semiconductor operations and our ability to develop new products, including those that use stable and radioactive isotopes, while marketing and selling those products profitably.  Historically, our semiconductor operations have been a significant cash drain and, while we have taken steps to reduce the costs of the operation and to increase the revenues (including the launch and growth of our 300-millimeter product line), we cannot offer any assurance that the measures we have taken will continue to be successful. In addition, because of competitive conditions and, due to the loss of substantially all of our former Chemotrade radioisotope customers in January 2006, it will be difficult for our life sciences operations to become significantly profitable in the future.

We have had limited success in marketing our homeland security products, having sold only two units of the first generation of our NeutroTestTM portable, neutron-based explosive detection device and no units of our IMS technology for the detection of chemical weapons and other toxic substances or the second generation of our NeutroTestTM device.   Although we have commenced marketing these products, we cannot offer any assurance that our marketing efforts will result in any sales or that any sales will result in significant revenues to us.

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

A holder of a portion of the remaining 8% Debentures has asserted and another may assert that a default exists.

One of the two holders of the 8% Debentures that did not accept our prior offer to all holders has asserted and another may assert that the issuance of the 6% Debentures constituted a default (due to a potential variable conversion provision contained within the 6% Debentures which, beginning September 29, 2006, gives the 6% holder the right to convert the 6% Debentures into common stock at the lower of $1.25 or at a discount to market, as defined) under the 8% Debentures.  We have contested that allegation (based among other things that such clause did not survive the final agreement), and will defend it in court if necessary.  Any such litigation will be time consuming and expensive and, although we believe that we have significant grounds to contest the existence of any default, we cannot be assured of success.  If the two holders prove that a default exists, we could be liable to them for 130% of the principal amount of their 8% debentures on the closing date of the 6% Debenture transaction (a cost of approximately $950,000, plus accrued interest in addition to the current outstanding principal of $1,250,000).

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

The issuance of the 6% Debentures in May and June 2006 has resulted in the classification of certain warrants and the conversion feature embedded in the 6% Debentures as derivative liability instruments (a combined $5,984,000 current liability at July 31, 2006).  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations.  Additionally, we will be required to record significant non-cash interest charges over the life of the 6% Debentures (in addition to interest expense relating to the 6% interest rate borne by the 6% Debentures which will be paid in cash or shares of our common stock, at our option).  The combination of these two factors will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

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

As a result of the acquisition of PPSC, we have significantly increased our revenues for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005. As a result, we decreased our reliance on a few customers for a significant portion of our revenues.  For the three months ended July 31, 2006 two security services customers accounted for 15% and 10% of revenues, respectively and one semiconductor materials and products customer accounted for 23% of revenues, while one security services customer accounted for 19% of revenues for the three months ended July 31, 2005.  However, significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products ordered from us.

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

Our shares are widely held.  Consequently, even though our management beneficially owns (as of September 12, 2006) our securities equivalent to approximately 12% of the outstanding votes at any shareholders’ meeting (assuming zero conversions of common stock warrants, options or the 6% or 8% Debentures), it is likely that they will be able to continue to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, and other events and factors. The securities markets themselves have from time to time and recently experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Announcements of delays in our testing and development schedules, technological innovations or new products by us or our competitors and developments or disputes concerning patents or proprietary rights could have a significant and adverse impact on such market prices. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, economic and other external factors, all affect the market price of our securities. In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices

SEC penny stock regulations may limit the ability to trade our securities on the Nasdaq Capital Market.

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

We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants. See “our ability to obtain further financing when necessary is limited and we may be delisted from the Nasdaq Capital Market” for additional risk factors associated with our current Nasdaq listing deficiencies.

If our shares are removed from the Nasdaq Capital Market because of our failure to meet the minimum price requirement or for other reasons, the ability of holders of our common stock to sell the shares they hold will likely be adversely affected because the lower tier markets (such as the OTC Bulletin Board and the Pink Sheets) do not provide shareholder liquidity as do the higher tier markets (such as the Nasdaq Capital Market).  In addition, unless traded on Nasdaq Capital Market or other higher tier markets (such as the American Stock Exchange), our common stock will be subject to the penny stock rules, and many stock brokers will not make a market in those shares, further reducing the marketability of our shares.

Future sales of our common stock may cause our stock price to decline.

Our stock price has declined from a price of approximately $6.00 per share at the beginning of 2005 to prices of less than $1.00 at various times since May 2006. Our stock price may decline further as a result of future sales of our shares, the perception that such sales may occur or other reasons.  As of September 12,

2006, approximately 5,700,000 shares of common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

Outstanding 6% and 8% Debentures, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.

As of September 12, 2006, we had 8% Debentures in the principal amount convertible of $1,250,000 and 6% Debentures aggregating $13,000,000 in principal amount convertible (at our election for the 8% Debentures and at the election of the 6% Debenture holder, subject to certain weekly limitations) into 1,524,390 shares of common stock, assuming a conversion price of $.82 (based upon a 12% discount to the closing price of $.93 on September 12, 2006, which is lower than the fixed conversion price of $5.00) and into 17,567,568 shares of common stock, assuming a conversion price of $.74 (based upon a 20% discount to the closing price of $.93 on September 12, 2006, which is lower than the fixed conversion price of $1.25), respectively (although the holders’ rights to convert the 8% and 6% Debentures and associated warrants are subject to certain share issuance limitations).  In addition, we had outstanding options and common stock warrants for the purchase of up to 23,211,042 shares of common stock at an average exercise price of approximately $1.62 per share.  If all of the outstanding options, debentures and common stock warrants were to be converted, they would represent approximately 48% of our outstanding common shares on a fully diluted basis.  Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our common stock when it is to their economic advantage to do so.  Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

In addition, if the remaining $3,000,000 6% Debenture commitment was to be funded by Cornell, it would be convertible into an additional 4,054,054 shares of common stock, assuming a conversion price of $.74 (based upon a 20% discount to the closing price of $.93 on September 12, 2006, which is lower than the fixed conversion price of $1.25).

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

Regulators of public companies such as Isonics have the authority to commence inquiries and investigations where the regulators have concerns.  The investigations, while involving the company, may not have anything to do with actions taken by the company or our failure to act.  Furthermore, the regulators may not inform us when the issues they were addressing are resolved.  From October 2004 through February 2005, both Nasdaq and the SEC requested documents from us with respect to inquiries they were undertaking (related primarily to questions regarding our press releases, public relations advisors, certain other disclosures that were made publicly and the termination of Grant Thornton LLP as our independent auditor).   We also met with representatives of Nasdaq to discuss issues related to market activity, press announcements, SEC filings, status of our business and other issues.   We provided information, which we believe to be responsive to all of the questions posed in the Nasdaq inquiry and to the SEC.  We have not received any requests for additional information from either the SEC or Nasdaq relating to those earlier inquiries since February 2005 and while we believe these issues are behind us, if any action resulted from these inquiries in the future, it may adversely impact us, and our ability to carry on our business.  As discussed above, we have received a notification from Nasdaq advising us that we are not in compliance with Nasdaq’s listing standards.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Payment of Convertible Debenture Principal and Interest in Common Stock

On June 1, 2006, we issued 1,997,265 shares of our common stock to holders of our 8% convertible debentures in payment of our principal obligation and of our interest obligation for the month ended May 31, 2006.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was completed effective June 1, 2006.

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

On September 1, 2006, we issued 295,855 shares of our common stock to holders of our 8% convertible debentures in payment of our principal obligation and of our interest obligation for the month ended September 30, 2006.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was completed effective September 1, 2006.

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

Warrant Issuance

On May 18, 2006, we issued a warrant (other than registered issuances) to a financial advisor to purchase 50,000 shares of our common stock for $1.05 per share, exercisable through May 17, 2008.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was completed on May 18, 2006.

(b)           There was no placement agent or underwriter for the transactions.

(c)           The warrant was not issued for cash, but for services provided to us.

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

(e)           The warrant is exercisable to purchase shares of our common stock at $1.05 per share with an expiration dates of  May 17, 2008.

(f)            We received no cash proceeds from the warrant grant.

Issuance of Buyers Shares associated with the 6% Debentures

On May 31, 2006, we entered into a financing agreement with Cornell. The transaction documents provided for the issuance of 660,000 shares of restricted common stock as follows:  560,000 shares to Cornell for services rendered in connection with the purchase of the 6% Debentures and 100,000 shares to Roadrunner Capital Group, LLC (“Roadrunner”), as consideration for assistance in the issuance of the 6% Debentures.  The following sets forth the information required by Item 701 in connection with that transaction:

(a)           The transaction was effective May 31, 2006. We issued an aggregate 660,000 shares of restricted common stock.

(b)           No underwriters were involved in the transaction. The only entities who received securities from us in this transaction were Cornell and Roadrunner.

(c)           The securities were not sold for cash. The securities were issued to Cornell and Roadrunner as consideration for services rendered in issuing the 6% Debentures..

(d)           The issuance of the restricted common stock was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Cornell and Roadrunner with disclosure of all aspects of our business, including providing Cornell and Roadrunner and its management with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. Based on our investigation, we believe that the management and the board of directors of Cornell and Roadrunner obtained all information regarding Isonics they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

(e)           The common stock issued in this transaction is not convertible or exchangeable.

(f)            We received no proceeds from the issuance of the restricted common stock and, therefore, we have no use of proceeds.

Item 6: Exhibits

Exhibits.

3.01	Registrant’s Amended and Restated Articles of Incorporation (dated May 5, 1997) (1)
3.02	Registrant’s Amended and Restated Bylaws (2)
3.03	Certificate of Amendment to Articles of Incorporation (dated November 15, 2001) (3)
3.04	Certificate of Amendment to Articles of Incorporation (dated April 29, 2005) (4)
10.01	Securities Purchase Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P. (5)
10.02	Investor Registration Rights Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P. (5)
10.03	Irrevocable Transfer Agent Instructions dated May 30, 2006 (5)
10.04	Voting Agreement dated May 30, 2006 (5)
10.05	Surrender and Reissuance Agreement (6)
10.06	Amended and Restated 6% Secured Convertible Debenture no. CCP-3: $10,000,000 principal (6)
10.07	Amended and Restated 6% Secured Convertible Debenture no. CCP-4: $3,000,000 principal (6)
10.08	Amended and Restated Warrant no. CCP-002 ($1.25 exercise price) (6)
10.09	Amended and Restated Warrant no. CCP-003 ($1.75 exercise price) (6)
10.10	Amended and Restated Warrant no. CCP-004 ($2.00 exercise price) (6)
10.11	Security Agreement dated May 30, 2006, between Isonics as grantor and Cornell Capital Partners, L.P as secured party (5)
10.12	Security Agreement dated May 30, 2006, between Isonics Homeland Security and Defense Corporation; as grantor and Cornell Capital Partners, L.P as secured party (5)
10.13	Security Agreement dated May 30, 2006, between Isonics Vancouver, Inc. as grantor and Cornell Capital Partners, L.P as secured party (5)
10.14	Security Agreement dated May 30, 2006, between Protection Plus Security Corporation as grantor and Cornell Capital Partners, L.P as secured party (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)    Incorporated herein by reference to exhibit filed with Isonics’ Registration Statement on Form SB-2 (“Registration Statement”) (Commission file No. 333-13289) in which this exhibit bears the same number except exhibit 3.01, which was numbered 3.03 in that registration statement.

(2)    Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531) dated March 27, 2006, and filed March 31, 2006, and incorporated herein by reference.

(3)    Filed with Isonics’ current report on Form 8-K (File No. 001-12531) dated January 8, 2002 and incorporated herein by reference.

(4)    Incorporated by reference from Isonics’ annual report on Form 10-KSB for the year ended April 30, 2005.

(5)    Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated May 31, 2006, filed on June 6, 2006.

(6)    Filed with Isonics’ current report on Form 8-K (file no. 001-12531) dated June 21, 2006, filed on June 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 14th day of September 2006.

Isonics Corporation
(Registrant)

By	/s/ James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/ John Sakys
John Sakys
Chief Accounting Officer and Chief Financial Officer