Form 10KSB/A
period 2006-04-30
ISONICS CORP
filed 2006-09-26
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006, as filed with the Securities and Exchange Commission on July 26, 2006.   The purpose of this Amendment is solely to file an audit opinion and consent of Hein & Associates LLP which include a conforming signature, as such original EDGARized opinion and consent as filed did not include conforming signatures.  The audit opinion and consent have not changed in any other manner and prior to filing the Form 10-KSB on July 26, 2006, we received a physically-signed audit opinion and consent from Hein & Associates LLP.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are also filed as exhibits.

Except as described above, no other information contained in the original filing is amended hereby, and this Form 10-KSB/A does not reflect events occurring after July 26, 2006, the date of the original filing, or modify or update any other disclosures in the Form 10-KSB for the fiscal year ended April 30, 2006.

PART II

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of Part III of this Report on Form 10-KSB/A and is incorporated into this part by reference.

PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit Number	Title

23.10*	Consent of Independent Registered Public Accounting Firm
31*	Certification pursuant to Rule 13a-14(a)
32*	Certification pursuant to 18 U.S.C. §1350

*              Filed herewith.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 25, 2006

ISONICS CORPORATION,
a California Corporation

By:	/s/ James E. Alexander
James E. Alexander
President, Chief Executive Officer and Chairman of the Board

3

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

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balances as of April 30, 2004	1,005,616	$5,613	15,344,913	$14,817	$6,732	$(104)	$(19,347)	$7,711
Exercise of common stock warrants	—	—	5,366,201	6,708	—	—	—	6,708
Cashless exercise of common stock warrants	—	—	363,719	45	(45)	—	—	—
Common stock issued in legal settlement	—	—	4,257	20		—	—	20
Exercise of common stock options	—	—	93,000	111	—	—	—	111
Fair value of common stock issued for the acquisition of the assets of Encompass Materials Group, Ltd.	—	—	731,930	1,171	—	—	—	1,171
Issuance of Series E Convertible Preferred Stock and related common stock warrants	33,000	2,732	—	—	337	—	—	3,069
Deemed dividend on preferred stock	—	1,206	—	—	—	—	(1,206)	—
Preferred stock dividends	—	—	—	—	—	—	(132)	(132)
Conversion of convertible preferred stock into common stock:
Series A	(957,000)	(740)	1,914,000	740	—	—	—	—
Series C	(9,000)	(1,141)	947,368	1,141	—	—	—	—
Series D	(32,150)	(3,637)	2,922,726	3,637	—	—	—	—
Fair value of common stock warrants issued to members of HSDC advisory board for services	—	—	—	—	669	—	—	669
Discount on convertible debentures due to issuance of detachable warrants and beneficial conversion feature	—	—	—	—	5,245	—	—	5,245
Fair value of common stock warrants issued to convertible debenture placement agent	—	—	—	—	142	—	—	142
Common stock issued under Employee Stock Purchase Program	—	—	8,686	11	—	—	—	11
Amortization of deferred compensation	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(15,177)	(15,177)
Balances as of April 30, 2005	40,466	4,033	27,696,800	28,401	13,080	(64)	(35,862)	9,588
Exercise of common stock warrants	—	—	1,012,511	1,367	—	—	—	1,367
Cashless exercise of common stock warrants	—	—	10,000	13	(13)	—	—	—
Fair value of common stock warrants issued in legal settlements	—	—	—	—	110	—	—	110
Exercise of common stock options	—	—	419,115	356	—	—	—	356
Fair value of common stock issued for the acquisition of Protection Plus Security Corporation	—	—	706,527	1,228	—	—	—	1,228
Fair value of extension of warrant expiration dates	—	—	—	—	510	—	—	510
Common stock issued in payment of interest due on convertible debentures	—	—	451,604	949	—	—	—	949
Common stock issued in payment of principal due on convertible debentures	—	—	2,712,663	4,313	—	—	—	4,313
Conversion of convertible debentures into common stock	—	—	6,206,897	16,227	—	—	—	16,227
Preferred stock dividends	—	—	—	—	—	—	(101)	(101)
Conversion of convertible preferred stock into common stock:
Series D	(800)	(90)	72,727	90	—	—	—	—
Series E	(33,000)	(3,938)	2,661,290	3,938	—	—	—	—
Redemption of Series A Convertible Preferred Stock	(6,666)	(5)	—	—	(5)	—	—	(10)
Fair value of common stock warrants issued for services	—	—	—	—	228	—	—	228
Fair value of common stock issued for services	—	—	100,000	140	—	—	—	140
Common stock issued under Employee Stock Purchase Program	—	—	20,985	39	—	—	—	39
Amortization of deferred compensation	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(32,341)	(32,341)
Balances as of April 30, 2006	—	$—	42,071,119	$57,061	$13,910	$(24)	$(68,304)	$2,643

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

Warrants

We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO, services, legal settlements and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, April 30, 2004	8,825,311	$1.35
Warrants issued for services	300,000	4.00
Warrants issued in connection with financings	2,207,900	4.87
Exercised	(5,858,701)	1.25
Expired	(70,000)	3.00
Outstanding, April 30, 2005	5,404,510	3.03
Warrants issued for services	151,000	2.82
Warrants issued for legal settlement	120,000	2.40
Class C warrants issued in connection with exercise of Class B warrants	362,011	2.50
Exercised	(1,032,511)	1.34
Expired	—	—
Outstanding, April 30, 2006	5,005,010	$3.32

The outstanding warrants as of April 30, 2006, are summarized as follows:

		Weighted
		Average
	Number	Exercise	Expiration
	Outstanding	Price	Date
Class B Warrants	1,418,099	$1.50	12-29-2006	(1)
Class C Warrants	564,511	$2.50	12-29-2006	(1)
Other Warrants	3,022,400	$4.32		(2)
	5,005,010	$3.32

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