Form 10-Q
period 2006-10-31
ISONICS CORP
filed 2006-12-15
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2006
Common Stock — no par value	47,802,474 shares

Isonics Corporation and Subsidiaries

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

ASSETS

	October 31, 2006	April 30, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,566	$2,117
Accounts receivable (net of allowances of $187 and $67, respectively)	4,037	3,410
Inventories	1,269	1,077
Prepaid expenses and other current assets	1,951	1,142
Assets held for sale	225	560
Total current assets	9,048	8,306

LONG-TERM ASSETS:
Property and equipment, net	6,554	4,854
Goodwill	3,631	3,631
Intangible assets, net	397	491
Equity in net assets of investee	396	386
Other assets	667	195
Total long-term assets	11,645	9,557

TOTAL ASSETS	$20,693	$17,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

	October 31, 2006	April 30, 2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$2,818	$2,175
Accrued liabilities	2,217	1,606
Derivative liabilities	7,406	—
Current portion of obligation under capital lease	15	14
Current portion of notes payable	569	786
Current portion of convertible debentures, net of discount	4,997	10,432
Total current liabilities	18,022	15,013

Obligation under capital lease, net of current portion	26	34
Notes payable, net of current portion	103	173

TOTAL LIABILITIES	18,151	15,220

Minority interest in consolidated subsidiary	25	—

STOCKHOLDERS’ EQUITY:
Common stock - no par value; shares authorized: 75,000,000; 47,008,821 and 42,071,119 shares issued and outstanding on October 31, 2006 and April 30, 2006, respectively	62,306	57,061
Additional paid in capital	14,488	13,910
Deferred compensation	—	(24)
Accumulated deficit	(74,277)	(68,304)
Total stockholders’ equity	2,517	2,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,693	$17,863

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	$7,832	$5,832	$15,234	$10,906
Cost of revenues	5,896	5,763	11,907	10,981
Gross margin	1,936	69	3,327	(75)

Operating expenses:
Selling, general and administrative	4,244	2,987	8,121	5,719
Impairment loss on assets held for sale	—	—	—	398
Research and development	819	757	2,255	1,211
Total operating expenses	5,063	3,744	10,376	7,328

Operating loss	(3,127)	(3,675)	(7,049)	(7,403)

Other income (expense):
Amortization of debt issuance costs	(44)	(256)	(159)	(501)
Interest and other income	13	93	54	211
Interest expense	(768)	(1,408)	(1,419)	(2,725)
Foreign exchange	(4)	(6)	1	(6)
Gain on extinguishment of debt	—	—	227	—
Gain on derivative instruments	189	—	2,320	—
Equity in net income of investee	98	—	10	—
Total other income (expense), net	(516)	(1,577)	1,034	(3,021)
Loss before income taxes and minority interest	(3,643)	(5,252)	(6,015)	(10,424)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	42	—	42	—
NET LOSS	$(3,601)	$(5,252)	$(5,973)	$(10,424)

DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$—	$(35)	$—	$(101)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,601)	$(5,287)	$(5,973)	$(10,525)

Net loss per share—basic and diluted
Net loss per share attributable to common stockholders	$(0.08)	$(0.17)	$(0.13)	$(0.35)
Weighted average common shares used in computing per share information	46,674	30,867	46,072	29,667

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(Unaudited)

	Six Months Ended October 31,
	2006	2005
Net cash used in operating activities	$(6,172)	$(8,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,166)	(1,165)
Equity investment in a business	(100)	—
Acquisition of business, net of cash acquired	—	(2,460)
Cash used in investing activities	(1,266)	(3,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(7)	(35)
Principal payments on borrowings	(5,391)	(388)
Proceeds from issuance of common stock	15	930
Proceeds from the issuance of convertible debentures and related warrants, net of offering costs	12,270	—
Preferred stock dividends	—	(101)
Cash provided by financing activities	6,887	406

NET DECREASE IN CASH AND CASH EQUIVALENTS	(551)	(11,647)
Cash and cash equivalents at beginning of period	2,117	21,206
Cash and cash equivalents at end of period	$1,566	$9,559

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$99	$507
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Accruals for property and equipment	$1,385	$—
Capitalized debt issuance costs associated with issuance of common stock in a financing transaction	$601	$—
Payment in common stock of principal due on convertible debentures	$4,511	$—
Stock issued in connection with an acquisition	$—	$1,292

During the six months ended October 31, 2005, we issued 10,000 shares of common stock in a cashless exercise of a common stock warrant and issued 2,734,017 shares of common stock upon conversion of convertible preferred stock.

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Isonics Corporation and Subsidiaries have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KSB, as amended, for the year ended April 30, 2006.

We incurred significant losses from operations for the fiscal periods presented and, as of October 31, 2006, have a working capital deficit of $(8,974,000).  Additionally, barring a restructuring of our company, it is likely that we will continue to incur operating losses throughout the remainder of fiscal year 2007 as we continue to fund research and development of new and existing products and cover operating costs.  Should losses be greater than anticipated, we may encounter liquidity problems which could require us to curtail development projects, seek joint venture partners, sell assets and/or obtain additional financing with terms that may not be as favorable as might otherwise be available.  However, we raised additional financing (see Note 9), through long-term convertible debentures with a single investor, in the amount of $16,000,000 (including $3,000,000 issued subsequent to October 31, 2006).  We believe that based on our financial position at October 31, 2006, and our projections of future operations, we will be able to continue operations into fiscal year 2008.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Minority Interest in Consolidated Subsidiary

The portion of income or loss attributable to the minority interest in a consolidated subsidiary, not to exceed the minority interest’s equity in the consolidated entity, is eliminated in the line item in the condensed consolidated statements of operations entitled “minority interest in operations of consolidated subsidiary.” All material intercompany balances and transactions have been eliminated.

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

As of October 31, 2006, (a) a total of 23,188,042 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding 6% and 8% convertible debentures were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of October 31, 2005, (a) a total of 8,268,442 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding 8% convertible debentures were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the six month period ended October 31, 2006, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2006	42,071,119
Shares issued from employee stock purchase plan	13,227
Shares issued in payment of principal and interest on the 8% convertible debentures	4,264,475
Shares issued related to the 6% convertible debenture financing	660,000
Balance as of October 31, 2006	47,008,821

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $5,245,000 for the six months ended October 31, 2006.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”).  This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology.   Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), which summarizes the staff’s views regarding share-based payment arrangements for public companies.  We selected the Black-Scholes option pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123(R) commencing May 1, 2006. See Note 7 for further detail.

In September 2005, the FASB staff reported that the Emerging Issues Task Force (“EITF”) postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.  The legal agreements related to both our 8% convertible debentures and 6% convertible debentures include a freestanding registration rights agreement.  Once the FASB concludes the standard setting process regarding this issue (a proposed FASB Staff Position, EITF 00-19-b, Accounting for Registration Payment Arrangements has been issued on this topic), we will assess the impact on our consolidated financial statements of adopting the standard and, if an impact exists, follow the transition guidance for implementation.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for our fiscal year commencing May 1, 2007.  At this time, we have not completed our review and assessment of the impact of adoption of FIN 48.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

(“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 in the first quarter of fiscal 2007 would not have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-07”).  The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006.  We have a bifurcated conversion option in a convertible debt instrument and will apply this consensus at such time, if ever, when the conversion option no longer requires classification as a derivative liability in accordance with SFAS 133.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	October 31, 2006	April 30, 2006
Finished goods	$602	$604
Work in process	57	40
Materials and supplies	610	433
Total inventories	$1,269	$1,077

Property and equipment

Property and equipment consist of the following (in thousands):

	October 31, 2006	April 30, 2006
Office furniture and equipment	$363	$322
Production equipment	6,677	5,941
Vehicles	191	175
Construction in process	1,939	608
Leasehold improvements	1,027	653
	10,197	7,699
Accumulated depreciation and amortization	(3,643)	(2,845)
Total property and equipment, net	$6,554	$4,854

NOTE 4 — SEGMENT INFORMATION

We currently have four reportable segments: homeland security products, security services, semiconductor products and services and life sciences.  Our homeland security products segment includes the marketing and development of our Ion Mobility Spectroscopy (“IMS”) technology and includes, through our 90%-owned subsidiary (SenseIt Corp, see Note 6), the development of next-generation infrared imaging and night vision technology through our Development & Licensing Agreement with Lucent Technologies, Inc.  Our security services segment provides security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation (“PPSC”), which was acquired in May 2005.  Our semiconductor products and services segment provides small and large diameter test and reclaim silicon wafers, silicon-on-insulator (“SOI”) wafers and wafer thinning and other semiconductor services.  Our life sciences segment sells stable and radioisotopes in elemental and simple compound forms for use in life sciences applications.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment.  Prior period amounts have been reclassified to conform to current period presentation.

Information by segment is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Segment revenues:
Homeland security products	$—	$—	$—	$35
Security services	3,739	2,996	7,616	5,633
Semiconductor products and services	3,516	1,217	6,425	2,022
Life sciences	577	1,619	1,193	3,216
Total	$7,832	$5,832	$15,234	$10,906

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Segment operating (loss) income:
Homeland security products	$(2,124)	$(1,569)	$(4,071)	$(2,071)
Security services	(20)	(72)	(294)	38
Semiconductor products and services	151	(1,420)	(48)	(3,474)
Life sciences	(43)	(60)	(12)	(209)
Reconciling amounts (1)	(1,091)	(554)	(2,624)	(1,687)
Total	$(3,127)	$(3,675)	$(7,049)	$(7,403)

	October 31,	April 30,
	2006	2006
Total assets:
Homeland security products	$1,927	$1,300
Security services	6,275	5,992
Semiconductor products and services	9,561	7,027
Life sciences	1,300	1,713
Reconciling amounts (2)	1,630	1,831
Total	$20,693	$17,863

(1)             Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.

(2)             Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items.

NOTE 5 — INVESTMENT IN ISCON VIDEO IMAGING, INC.

ISCON Video Imaging, Inc. (“ISCON”) is a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and narcotics.  On May 12, 2006, we signed a stock purchase agreement with ISCON that provided us the option, but not the obligation, to purchase authorized but unissued shares of Series B common stock from ISCON at five intervals based on successful completion of developmental and commercial milestones.  If ISCON succeeded in meeting all five milestones and if we had chosen to exercise our option to purchase shares for each completed milestone, we would have owned 51% of ISCON for a cumulative investment of $1,750,000.  On June 9, 2006, we made our first investment in the amount of $100,000, which was being accounted for using the cost method.  Although ISCON achieved its next milestone, we declined to exercise our option to purchase the related additional shares and, consequently, we have not made any subsequent investment in ISCON.  Based on our decision not to continue funding and the inability of ISCON to obtain funding from other sources, ISCON began the process of shutting down its business in December 2006.  As a result, while we currently own 9% of ISCON, we determined the investment to be fully impaired and thus incurred an impairment charge of $100,000 during the six months ended October 31, 2006.

NOTE 6 — INVESTMENT IN SENSEIT CORP

On October 26, 2006, we entered into a Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with SenseIt Corp, a Delaware corporation (“SenseIt”), with the intent of accelerating next generation infrared imaging and night vision surveillance technology development and driving related commercialization activities in connection with our Development & Licensing Agreement with Lucent Technologies Inc., (the “Lucent Agreement” and “Lucent,” respectively).  The joint venture was established through our acquisition of an initial 90% ownership interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement, although we will continue to be jointly and severally liable with SenseIt to Lucent for amounts due to Lucent under the assigned Lucent Agreement.  The assignment was approved by Lucent.

Pursuant to the Purchase Agreement, on October 27, 2006, we purchased shares of the Class A common stock of SenseIt in exchange for cash and other consideration, including, but not limited to, an assignment of all of our rights, title and interest in the Lucent Agreement.  As described above, we now have a 90% ownership interest in SenseIt.  Our ownership interest will be adjusted if SenseIt receives additional financing from third parties, and upon the occurrence of a Threshold Event.  The term “Threshold Event” is described in SenseIt’s Certificate of Incorporation, as amended, as the receipt by SenseIt of $20 million in certain equity financing.  At that time, the Class A common stock and Class B common stock will be converted into common stock, and the holder of the Class B common stock (held by the chief executive officer of SenseIt) will be entitled to a 10% ownership interest.  The remaining 90% of the common stock outstanding will be allocated among the prior holders of common stock and Class A common stock.

Under the Purchase Agreement, we acquired 450,000 shares of Class A common stock of SenseIt for total consideration of $4.5 million paid as follows:

•                  We received a $4 million credit for payments made to Lucent, as required by the Lucent Agreement and for the assignment of our rights, title and interest in the Lucent Agreement, for 400,000 shares of Class A common stock; and

•                  $250,000 working capital was paid to SenseIt upon signing the Purchase Agreement for 25,000 shares of Class A common stock; and

•                  $250,000 working capital was paid to SenseIt in November 2006 for 25,000 shares of Class A common stock, which payment we were obligated to make no later than December 31, 2006.

Additionally, we have an obligation to fund at least one additional $1 million payment under the Lucent Agreement, to be made to SenseIt in January 2007, and to make an additional $500,000 payment to SenseIt in March 2007 (against which we can credit legal costs incurred related to entering into the SenseIt joint venture).  In each case, we will be entitled to receive one share of Class A common stock for each $10 investment.

In connection with the Purchase Agreement, we also entered into a Stockholders’ Agreement with SenseIt and its chief executive officer.  The Stockholders’ Agreement includes certain share transfer restrictions such as right of first refusal, as well as drag-along and tag-along rights.  The Stockholders’ Agreement does not currently impose any material obligations on us.  If at some time in the future (after we meet our initial remaining $1.5 million obligation), SenseIt needs additional funding, we will have the right, but not the obligation, to provide that additional funding.

At the closing of the Purchase Agreement, SenseIt entered into an amended and restated employment agreement with the chief executive officer of SenseIt (the “Employment Agreement”).  The Employment Agreement has an initial term of two years, plus automatic two year extensions unless SenseIt or the chief executive officer chooses not to renew. The Employment Agreement sets forth the compensation payable to the chief executive officer and the time that he is required to devote to the business of SenseIt.  If termination occurs after SenseIt has made a commercial sale of a Lucent product, as described in the Lucent Agreement, or has acquired a business having revenues of $10 million or more in any one year, termination without cause will result in SenseIt’s obligation to pay the chief executive officer a two-year severance based on the respective annualized salary over the previous five years.  The Employment Agreement is between SenseIt and its chief executive officer; we have no obligation under the contract.

The results of SenseIt have been included in our consolidated results as of the exercise date of the Purchase Agreement.  The minority interest held in the net assets of SenseIt is included in the caption “minority interest in consolidated subsidiary” in our condensed consolidated balance sheet.  Additionally, the condensed consolidated statements of operations include a noncash charge recognized by SenseIt related to the chief executive officer’s 10% ownership interest in SenseIt (see Note 8).

NOTE 7 — STOCK-BASED COMPENSATION

On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for the six months ended October 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”).  Stock-based compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Options currently granted to employees generally expire ten years from the grant date and vest over a three year period, with 25% of the stock option vesting immediately and 25% vesting on the anniversary date of the grant date for each of the subsequent three years.  Options currently granted to external members of our board of directors generally expire five years from the grant date and vest immediately.  As of October 31, 2006, we have 2,011,000 shares issuable under the 2005 Stock Option Plan.  The Directors’ Stock Option Plan does not have an explicit cap as to the number of shares issuable under the plan.  It is our current policy to issue new shares out of our authorized but unissued shares upon exercise of a stock option by a holder.

The following table sets forth the total stock-based compensation expense resulting from stock options included in our condensed consolidated statements of operations (in thousands):

Six Months
Ended
October 31, 2006
Cost of revenues	$46
Selling, general and administrative	545
Research and development	5
Stock-based compensation expense before income taxes	596
Income tax benefit	—
Total stock-based compensation expense after income taxes	$596

Net cash proceeds from the exercise of stock options were $0 and $184,000 for the six months ended October 31, 2006 and 2005, respectively.  In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.  We have not realized excess tax benefits in any period presented.  There was no share-based compensation cost capitalized as part of an asset as of October 31, 2006.

We previously accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 Accounting for Stock-based Compensation — Transition and Disclosure, and provided pro forma disclosure required by those statements, as if the fair value based method defined in SFAS 123 had been applied.  The respective exercise prices of stock options granted were equal to the market price of our common stock on the respective dates of grant.  Accordingly, no share-based compensation, other than for instruments issued to outside parties for services, was recognized in our condensed consolidated financial statements in prior periods.  The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

Six Months
Ended
October 31, 2005
Net loss attributable to common stockholders, as reported	$(10,525)
Add: stock-based compensation costs included in reported net loss, net of related tax effects	20
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(591)
Adjusted net loss attributable to common stockholders	$(11,096)

Net loss per share attributable to common stockholders
Basic and diluted — as reported	$(0.35)
Basic and diluted — adjusted	$(0.37)

Share-based compensation recognized for the six months ended October 31, 2006, as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under our equity incentive plans.  The following table sets out the weighted-average assumptions used for calculating the fair value of options granted during the six months ended October 31, 2006 and 2005, respectively:

	Six Months Ended
	October 31,
	2006	2005
Expected life (in years)	5.7	4.2
Interest rate	5.0%	4.0%
Volatility	85%	100%
Dividend yield	—	—

Expected volatility is based on historical volatility for a period at least equal to the expected life of the option under evaluation.  The expected life of an option is calculated using the simplified calculation of expected life, described in the SAB No. 107.  The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the six months ended October 31, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Outstanding, April 30,2006	2,933,932	$2.12
Granted	979,000	$1.09
Exercised	—	$—
Forfeitures or expirations	(123,000)	$1.46

Outstanding, October 31, 2006	3,789,932	$1.88	6.5	$—

Exercisable, October 31, 2006	2,380,682	$1.77	5.0	$—

Expected to vest, October 31, 2006	1,047,533	$2.10	9.0	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on October 31, 2006, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on October 31, 2006.  This amount changes based on the fair market value of our common stock.  Total intrinsic value of options exercised is $0 and $573,000 for the six months ended October 31, 2006 and 2005, respectively.

The weighted average grant-date fair value of options granted during the six months ended October 31, 2006 and 2005, were $0.80 and $1.83, respectively.  As of October 31, 2006, $1,700,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 8 — EQUITY INSTRUMENTS ISSUED FOR SERVICES

In October 2006, in connection with entering the SenseIt joint venture (see Note 6), the individual who is the chief executive officer of SenseIt retained a 10% ownership interest in SenseIt through ownership of  shares of Class B common stock.  This 10% equity interest was valued at $667,000 and the noncash charge is included in selling, general and administrative expense in our condensed consolidated statements of operations for the six months ended October 31, 2006.

In August 2006, we entered into a consulting agreement with an individual to provide management services in our semiconductor products and services segment, whereby we issued a common stock warrant  (valued at $20,000 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $0.67 per share.  The common stock warrant vested immediately, expires on July 31, 2008, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of five months.  During the six months ended October 31, 2006, $12,000 was expensed to selling, general and administrative expenses.

In May 2006, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant  (valued at $28,000 using the Black-Scholes pricing model) to purchase 50,000 shares of common stock at $1.05 per share.  The common stock warrant vested immediately, expires on May 17, 2008, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of four months.  During the six months ended October 31, 2006, $28,000 was expensed to selling, general and administrative expenses.

NOTE 9 — BORROWINGS

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

In accounting for the offer and subsequent payment, we allocated between three components the $4.1 million paid to certain holders of the 8% Debentures:  the interest due at the time of payment, the amendment to the terms of certain outstanding warrants and the principal reduction of the 8% Debentures.  We recorded an expense in the amount of $357,000 (included in selling, general and administrative expenses) related to the amendment to the terms of certain outstanding warrants originally issued with the 8% Debentures, such charge representing the decrease in the fair value of the amended warrants as compared to the fair value of the warrants immediately prior to amendment.  We recorded a gain in the amount of $227,000 on the extinguishment of debt (included as a line item in other income (expense)), such amount calculated as the difference between the reacquisition price and the net carrying amount of the extinguished debt, which bore a nominal principal amount of $3,880,000.  Additionally, we wrote off capitalized debt issuance costs related to the extinguished debt in the amount of $44,000 (included in amortization of debt issuance costs).

As a result of entering the financing transaction with Cornell Capital Partners, L.P. discussed below, which includes a fixed conversion price of $1.25, the warrants associated with the 8% Debentures were amended per the warrant such that the warrant exercise price was reduced from $6.25 per share of common stock to $1.25 per share of common stock.  Simultaneously, the number of shares purchasable under the warrants increased from 1,593,900 to 7,969,500.  Due to our offer made on May 18, 2006, to the holders of the 8% Debentures and the acceptance of the offer by certain holders, of the currently outstanding warrants associated with the 8% Debentures, warrants to purchase 4,557,000 shares of common stock have a price ratchet only whereby no change to the number of shares purchasable will occur and warrants to purchase 3,412,500 shares of common stock continue to retain the original ratchet provisions.

Upon issuance of the financing transaction with Cornell Capital Partners, L.P. discussed below, which has a variable pricing component, we reevaluated the classification of the aforementioned 3,412,500 warrants originally issued with the 8% Debentures and which still contain a full ratchet provision.  We evaluated the warrants in accordance with the provisions of SFAS 133 and EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) which provide guidance, among other topics, as to whether equity or derivative liability classification is appropriate for freestanding warrants.  Because of the issuance of the variable rate financing, we no longer have control over the ratchet of the fully ratcheting warrants.  Therefore, there is a possibility (and per EITF 00-19, we are not allowed to consider in our evaluation the likelihood of such an event occurring) that the number of shares issuable related to the warrant could exceed our authorized but unissued shares if the warrant were to ratchet to a sufficiently low exercise price.  If we did not have sufficient authorized but unissued shares to satisfy the number of shares issuable under the warrant if exercised, we may have to net cash settle a portion or all of the warrant.  Accordingly, we have reclassified the aforementioned warrants from equity to derivative liabilities in the amount of $1,773,000, which represents the estimated fair value of the warrants at the date of reclassification.  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivatives for the six months ended October 31, 2006, in the amount of $580,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as liabilities and October 31, 2006.

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

We elected to make our monthly principal and interest payments due on July 1, 2006, and August 1, 2006 in cash.  Each payment included a reduction to outstanding principal of $562,000 and interest relating to the calendar month preceding each respective payment.

Having met all requirements to allow us to do so, we elected to make the monthly principal and interest payments due for our 8% Debentures on September 1, 2006, October 1, 2006, November 1, 2006 and December 1, 2006, in shares of our common stock.  Accordingly, we issued 296,855, 353,922, 437,315 and 356,338 shares of common stock, respectively, in settlement of the principal amount owed on the 8% Debentures in the nominal amount of $250,000 for each respective payment and interest relating to the calendar month preceding each respective payment.  Subsequent to these payments, the outstanding principal balance on the 8% Debentures is $500,000.

The cumulative discount on the 8% Debentures (arising from the allocation of a portion of the proceeds to the related warrants) is being amortized to interest expense over the term of the 8% Debentures using the effective interest method.  During the six months ended October 31, 2006, $239,000 of this discount was amortized to interest expense.

In June 2006, one of the three remaining holders of our 8% Debentures, with no currently remaining principal outstanding, asserted that the issuance of the 6% convertible debentures (see discussion below) constituted a default (due to a potential variable conversion provision contained within the 6% convertible debenture agreement) under the 8% Debentures.  We have contested that allegation on several bases and

will defend against any further allegation of default as necessary.   Remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration.  The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher.  If they prove a default, we could be liable for an amount of approximately $1,100,000, including accrued interest, in addition to the current outstanding principal of $500,000.

6% Convertible Debentures

On May 31, 2006, we completed a private placement pursuant to which we issued to one accredited investor, Cornell Capital Partners, L.P. (“Cornell”) a 6% secured convertible debenture with a principal amount of $10,000,000, which was the first of three 6% secured convertible debentures (cumulatively, the “6% Debentures”), for which the aggregate principal amount issued was $16,000,000.  On June 5, 2006 (two trading days prior to the filing of a registration statement contemplated in the transaction documents correlated with the 6% Debentures), we issued the second of the three 6% Debentures. This 6% Debenture has a principal amount of $3,000,000.  The final 6% Debenture with a principal amount of $3,000,000 was issued on November 16, 2006, two trading days prior to a registration statement being declared effective by the SEC.  The 6% Debentures are convertible into shares of our common stock at the lesser of $1.25 (the “Fixed Conversion Price”) or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”).  The 6% Debentures mature on May 31, 2009 (the “Maturity Date”).  In addition to the 6% Debentures, we issued three warrants (the “6% Debenture Warrants”) to purchase a total of 8,000,000 shares of our common stock at exercise prices of $1.25 per share (2,000,000 warrants), $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants). Each of the warrants can be exercised for a period of three years.

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

Interest accrues on the outstanding principal balance at the annual rate of 6%.  Interest is payable on the Maturity Date in cash or shares of our common stock, at our option.  At October 31, 2006, accrued interest expense on the 6% Debentures was $335,000.  If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

The investor and an unaffiliated party provided us services in connection with completing the transaction. To compensate these entities for those services, we issued them 660,000 shares of our common stock (the “Buyers Shares”).  We also paid Cornell or its affiliates fees in the cumulative amount of $900,000.

We were contractually required to seek shareholder approval of this transaction by no later than October 31, 2006, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 64 million shares upon conversion of the 6% Debentures and to approve an increase in authorized shares of common stock to at least 175 million shares.  On October 30, 2006, we held our annual meeting of shareholders.  Although more shareholders voted in favor of amending our articles of incorporation to increase our authorized common stock, we did not receive the number of votes for the proposal required by California law to complete the amendment as required.  Under the terms of both the 6% Debentures and the related warrants, if we have insufficient authorized capitalization after December 31, 2006, we have an obligation to call and hold a special meeting of its stockholders within 60 days for the sole purpose of increasing our authorized capitalization.  We have called a special meeting of shareholders to be held January 2, 2007 to reconsider a proposal for an increase in our authorized capitalization and hope to obtain the required approval at that time.  If we are unable to obtain the required approval, Cornell will be limited in the number of shares it can acquire upon conversion of the 6% Debenture or exercise of the related warrants.  If we fail to obtain shareholder approval to the extent required under California law for the increase in authorized capitalization, we may be in default under the terms of the 6% Debentures and related warrants as well as pursuant to certain other obligations.

The 6% Debentures, the 6% Debenture Warrants and the Buyers Shares have certain limitations on our ability to issue shares to the holders of the instruments and impose certain limitations on Cornell’s ability to sell shares.

•                  We are prohibited from issuing shares of our common stock to the holders of the 6% Debentures (upon conversion or payment of interest) and the 6% Debenture Warrants (upon exercise) if the issuance would result in Cornell beneficially owning more than 4.99% of our outstanding common stock (although Cornell can waive this provision upon more than 65 days notice to us).

•                  Through January 26, 2007, if converting using the Market Conversion Price, Cornell is limited to converting no more than $200,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.   Subsequent to January 26, 2007, if converting using the Market Conversion Price, Cornell is limited to converting no more than $400,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.

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

We have the right, after providing ten trading days advance written notice, to redeem in cash a portion or all amounts outstanding under the 6% Debentures prior to the Maturity Date provided the closing bid price of our common stock is less than $2.50 at the time the redemption notice is provided.  If we exercise this redemption right, a redemption premium in the amount of 20% of the principal amount being redeemed will be due.  During the ten day notification period, Cornell may elect to convert any portion or all of the outstanding 6% Debenture amount.

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

As a result of a freestanding registration rights agreement, we have an obligation to register the shares underlying the 6% Debentures, Buyers Shares and 6% Debenture Warrants.  We were required to file an initial registration statement to register 8,735,785 shares of common stock (related to the Buyers Shares, the 6% Debenture Warrant exercisable for 2,000,000 shares at $1.25 per share and 6,075,785 shares to be issued upon conversion of the 6% Debentures) no later than August 7, 2006 (a registration statement was filed on June 7, 2006) and to have the initial registration statement declared effective by September 28, 2006 (the registration statement was declared effective on November 20, 2006).  Because we failed to meet our effectiveness deadline, we could have incurred liquidated damages of one percent of the outstanding balance of the 6% Debentures for each thirty-day period, prorated by day, subsequent to the date of the deadline missed until such time as the registration statement was declared effective.  However, Cornell waived the penalty in respect to obtaining effectiveness of the original registration statement.

As a result of our shareholders approving the Cornell transaction on October 30, 2006, we were obligated to file an amended registration statement by November 30, 2006, to register the full number of shares required under the 6% Debenture transaction documents (representing the Buyers Shares, shares underlying the 6% Debenture Warrants and shares upon the conversion of the 6% Debentures based on a defined formula but in an amount not to exceed 64 million shares) and obtain effectiveness of the registration statement by January 15, 2007.  Due to the aforementioned current inability to amend our articles of incorporation to increase our authorized shares of common stock, we are unable to file the required registration statement until such time as our shareholders approve, if ever, a proposed increase in authorized shares of common stock (such proposal being presented to our shareholders in a meeting to be held on January 2, 2007).   Consequently, we will be obligated to pay the holder of the 6% Debentures liquidated damages equal to 1% of the liquidated value of the 6% Debentures outstanding ($160,000 assuming no conversions by Cornell) for each 30 day period until such time, if ever, that we become in compliance with our contractual obligation to Cornell.  Additionally, once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, if sales are not able to be made under the registration statement (due to failure to keep the registration statement effective or failure to register sufficient shares or otherwise), Cornell will have recourse to the aforementioned one percent per thirty-day liquidated damages penalty.  We are contractually not obligated to pay liquidated damages for more than a total of 365 calendar days.  We may elect to pay any liquidated damages in cash or shares of our common stock if registered.   Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

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

The 6% Debenture Warrants are exercisable for cash only, unless after January 15, 2007, there is no effective underlying registration statement, at which point a cashless exercise can be elected by the holder.  The then-effective warrant exercise price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 6% Debenture Warrant agreements.  Additionally, the exercise price and number of shares upon issuance of common stock are subject to adjustment in cases where we issue shares of common stock (other than Excluded Securities or issuances in connection with other components of the 6% Debenture documents) for consideration per share less than the then-existing warrant exercise price.  If an adjustment is triggered, the warrant exercise price for the warrant for 2,000,000 shares at an exercise price of $1.25 per share and the warrant for 3,000,000 shares at an exercise price of $1.75 per share will be adjusted to a price determined by multiplying such exercise price by a fraction of which (a) the numerator shall be the number of shares of common stock outstanding immediately before such issuance plus the number of shares of common stock that the aggregate consideration received by us for such issuance would purchase at the warrant exercise price then in effect and (b) the denominator shall be the number of shares of common stock outstanding immediately prior to such issuance plus the number of new shares to be issued in the triggering event.  Concurrently, the number of shares issuable upon exercise of the warrant will be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment.  The warrant for 3,000,000 shares exercisable at $2.00 per share has a different adjustment calculation whereby a subsequent triggering equity issuance would lead to a reduction in the warrant exercise price per share equal to the price per share (or effective exercise price per share) of the subsequent equity issuance.  There would be no change to the number of shares issuable under the warrant.

The 6% Debentures are secured by individual security agreements with Isonics Vancouver, Inc. (“IVI”), Isonics Homeland Security and Defense Corporation (“HSDC”) and PPSC.

We allocated the net proceeds received between the 6% Debentures and the related warrants based on the relative fair value of each instrument.  The $2,718,000 allocated to the warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 6% Debentures.  We evaluated the embedded conversion feature in the 6% Debentures in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to certain provisions which could result in net cash settlement, the feature should be classified as a derivative instrument and should be recorded as a liability in our condensed consolidated financial statements.  Accordingly, we recorded the aforementioned embedded conversion feature as a derivative liability in the amount of $6,342,000 (which represents the estimated fair value of the feature at the date the financing was consummated) and as a corresponding reduction in the carrying value of the 6% Debentures.  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivatives for the six months ended October 31, 2006, in the amount of $1,703,000, such amount representing the estimated change in fair value of the embedded conversion feature between the date the financing transaction was consummated and October 31, 2006.

The cumulative discount on the 6% Debentures (arising from the allocation of a portion of the proceeds to the related warrants and the classification of the embedded conversion feature as a derivative liability) is being amortized to interest expense over the term of the 6% Debentures using the effective interest method at an effective interest rate of 49%.  During the six months ended October 31, 2006, $697,000 of this discount was amortized to interest expense.

We capitalized as debt issuance costs the fair value of the 660,000 Buyers shares (an amount of $601,000) and $28,000 of costs directly incurred in consummating the financing and these capitalized costs are being amortized to amortization of debt issuance costs over the life of the 6% Debenture using the effective interest method.  For the six months ended October 31, 2006, $45,000 of the capitalized debt issuance costs was amortized to expense.

The 6% Debenture Warrants with an exercise price of $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants) were not exercisable until after our shareholders approved the issuance of these two warrants (as part of the total transaction shares, as defined) in a shareholders’ meeting.  On October 30, 2006, our shareholders approved the transaction with Cornell and accordingly these two warrants became exercisable.  Upon becoming exercisable, we re-evaluated the classification of the warrants in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to having an insufficient number of authorized shares (including all other commitments which may require the issuance of stock) to potentially settle the warrants, the warrants should be classified as a derivative instrument and should be recorded as a liability in our condensed consolidated financial statements.  Accordingly, we reclassified the aforementioned warrants out of equity and as a derivative liability in the amount of $1,611,000 (which represents the estimated fair value of the warrants at the date the warrants became exercisable).  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivatives for the six months ended October 31, 2006, in the amount of $37,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as derivative liabilities and October 31, 2006.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

As of October 31, 2006, we had commitments outstanding for capital expenditures of approximately $1,064,000.

NOTE 11 — RELATED PARTY TRANSACTIONS

In conjunction with the acquisition of PPSC, we retained the services of both the former owners in an employment relationship.  Subsequent to the acquisition, PPSC continued to lease premises partially owned by one of these individuals.   However, this lease was terminated effective August 31, 2006.

We have a research and development agreement with Institut fur Umwelttechnologien GmbH (“IUT”), an equity method investee of which we own 30%.  We funded $721,000 and $657,000 under this agreement during the six months ended October 31, 2006 and 2005, respectively (and a total of $2,530,000 since entering into our first research and development agreement in June 2004).  All funded payments have been included as research and development in the condensed consolidated statements of operations.

NOTE  12 — SUBSEQUENT EVENTS

Capital Lease

In November 2006, we entered into a capital lease to finance equipment to be used in production by our semiconductor products and services segment.  The lease is in the amount of approximately $1,200,000, bears a nominal interest rate of 16%, has a term of 36 months and includes a bargain purchase option whereby we have the right subsequent to the expiration of the lease term to purchase the asset under lease for no more than 5% of the original equipment cost.  Additionally, we issued the lessor a common stock warrant (valued at $66,000 using the Black-Scholes pricing model) to purchase 125,000 shares of common stock at $0.84 per share.  The common stock warrant vested immediately, expires on November 28, 2009, and will be amortized to interest expense over the term of the lease.

Special Meeting of Shareholders

As discussed in Note 9, we have called a special meeting of shareholders to be held on January 2, 2007.  Under consideration will be two proposals.  In the first proposal, our shareholders will be asked to approve an amendment to our articles of incorporation to increase our authorized common stock to 175,000,000 shares, as required by our agreement with Cornell.  In the second proposal, our shareholders will be asked to approve an amendment to our articles of incorporation to give our board of directors the discretion to effect a reverse stock split within a range to be approved by our shareholders with the ultimate ratio to be selected by our board of directors.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Report on Form 10-Q that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future.  Forward looking statements include: statements regarding future products or  product development efforts; statements regarding future selling, general and administrative costs and research and development spending  and our product development and marketing strategies; statements regarding future capital expenditures and financing requirements; and similar forward looking statements.  All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements.  It is important to note that our actual results could differ materially from those in such forward-looking statements.

General Discussion

We are an advanced materials and technology company focused on the development and provision of homeland security products and services, the manufacture and reclamation of silicon wafers and the manufacture of SOI wafers to the semiconductor industry, and the supply of isotopes for life sciences and health-care applications.

On July 10, 2006, we received a letter from Nasdaq that advised us that the minimum bid price of our common stock had closed at less than $1.00 per share over the previous 30 consecutive business days, and, as a result, did not comply with Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until January 8, 2007, to regain compliance with the Rule (which consists of the bid price of our common stock closing at $1.00 per share or more for a minimum of 10 consecutive business days).  If we fail to obtain compliance, as long as we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement, we will be granted an additional 180 calendar days to obtain compliance.  We do not meet this initial listing standard as of the date of this report, and we cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Nasdaq Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants.  We have called a special meeting of shareholders to be held on January 2, 2007.  Under consideration will be two proposals.  In the first proposal, our shareholders will be asked to approve an amendment to our articles of incorporation to increase our authorized common stock to 175,000,000 shares, as required by our agreement with Cornell.  In the second proposal, our shareholders will be asked to approve an amendment to our articles of incorporation to effect a reverse stock split within a range to be approved by our shareholders with the ultimate ratio to be selected by our board of directors.  If the second proposal is passed by our shareholders and if our board of directors deems it an advisable course of action required to potentially cure the minimum bid price deficiency, the board of directors may authorize a reverse stock split.

Our outstanding Class B Warrants and Class C Warrants (both of which expire on December 29, 2006) are no longer exercisable for registered shares of our common stock pursuant to the existing registration statement (SEC file no. 333-110032) which became stale in July 2006.  We have chosen not to update the existing registration statement because the low market price for our common stock makes it non-economical for any holder to exercise our Class B Warrants or Class C Warrants.

Liquidity and Capital Resources

As a result of our ongoing operating losses and financial commitments, including both borrowings and research and development funding, see our discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During fiscal year 2006 and the six months ended October 31, 2006, our revenues were generated from sales of stable and radioactive isotopes, small and large diameter test and reclaim silicon wafers, SOI wafers and wafer thinning and other semiconductor services.  Additionally, as a result of the acquisition of PPSC in May 2005, we also generated revenues from providing security services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world.  We expect that sales from our semiconductor operations will continue to increase during the remainder of our 2007 fiscal year due mainly to the growth of our 300-millimeter large-diameter silicon wafer and wafer thinning product lines.  Since the acquisition of PPSC, we have increased revenues for the security services business, and we continue to pursue additional customers in both the commercial and government markets.  In addition, we have focused our efforts in the homeland security segment on our products with the potential for higher margin sales and have reduced the scope of our product development activities to those products based on our IMS technology and, via our 90% owned joint venture created in October 2006 (SenseIt), with development activity related to our agreement with Lucent.  We are hopeful that we will continue to generate revenue from our IMS technology during the remainder of fiscal year 2007, having completed initial commercial installations of the product prior to the date of this report, although we can offer no assurances we will be able to do so.  We are hopeful that SenseIt will begin to generate revenue from the next-generation infrared imaging and night vision surveillance technology in fiscal year 2008, although we can offer no assurances that a marketable product will be developed .

As evidenced by our homeland security operations and the introduction of new products into our semiconductor products and services segment, we are attempting to bring our recently developed product lines to market, which we expect to add to our revenue stream in the future.  The following is a more specific discussion of our current operations.

Homeland Security

HSDC focuses the majority of our efforts in the homeland security sector.  These efforts include entry into the security services market through our acquisition of PPSC in May 2005, acquisition and development of our IMS technology that can be used to detect various types of explosives and/or chemical agents and our entry into an agreement with Lucent and a 90% owned joint venture named SenseIt to develop innovative infrared imaging and night vision surveillance technology.   HSDC’s ownership also includes our 30% minority interest in IUT.  The following is a detail of each of our product lines within our homeland security operations:

Security Services - In May 2005, we acquired PPSC, a provider of security services located in New York, New York.  Since the effective date of the acquisition, PPSC has delivered significant revenue to our consolidated financial statements and has provided gross margin of approximately 24% of revenues for the six months ended October 31, 2006.   The segment has, however, generated an operating loss for the three and six months ended October 31, 2006, of $(20,000) and $(294,000), respectively.  During the three month period, the operating loss includes amortization of acquisition-related customer intangibles in the amount of $36,000 and stock-based compensation expense of $10,000.

PPSC has successfully obtained its Government Contract Schedule (“GSA Schedule”) for security services.  Although we have selectively pursued and continue to selectively pursue government contracts in addition to commercial contracts, we have not acquired any government security contracts to date and we can offer no assurances that we will be able to do so.

Detection Technology — Our efforts in the detection technology area have been refocused during the current fiscal year, and through the date of this report, to our panel mounted IMS product, as follows:

Ion Mobility Spectroscopy — IMS is a “sniffer” technology, originally developed by IUT, which is designed to continuously monitor the air and almost immediately detect and identify harmful substances at the parts per billion (ppb) level, providing, in a matter of minutes, warning of a possible attack.  Through both our ongoing funding of research and development efforts at IUT and related development and commercialization efforts in the United States, we are currently in the process of taking the IMS technology and miniaturizing and re-designing it for low-cost, high-volume manufacturing in the United States.  Additionally, we have pursued receipt of required regulatory licenses and we have now received all regulatory licenses required for domestic sales of such products.

In November 2005, we signed a development agreement with DualDraw LLC (“DualDraw’), a manufacturer of air quality equipment.  Under this agreement, we have been working to incorporate our panel mounted IMS system into the DualDraw mailroom inspection workstation, a downdraft workstation that keeps toxic substances away from the breathing zone of mailroom workers who are sorting or opening mail and captures such substances with a HEPA filtration system.  The incorporation of our IMS capability provides an alarm if certain toxic or explosive substances are detected.  In November and December 2006 we completed our first commercial installations of our IMS system into existing DualDraw workstations at customer sites.  Although (as is typical with new technology) some issues have arisen at customer installations, we are working through those issues with DualDraw and its customers, and we believe that we will be able to resolve these issues in the near future.  While we are hopeful to have additional installations during the remainder of fiscal year 2007, we can offer no assurance that we will be able to do so.

Though we are currently focused on our panel mounted IMS product, we have also investigated our ability to package our IMS technology in a hand-held “sniffer” designed for military and first responder use.  Although we are not actively developing a final product for the hand-held product, we may do so in the future when we determine that market conditions for such a product are favorable and provided we have sufficient resources to do so.  While we continue to offer EnviroSecure™, a system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings, we have chosen to focus our resources on the panel mounted IMS product, which we believe to have the potential for more profitable sales.

Neutron based detection — We have developed a hand-held explosive detection device named NeutroTestTM.   However, we have not made any sales of our NeutroTestTM product after the initial sales made in June 2005.  One issue that has impeded the sales process is the regulatory and licensing requirements regarding the neutron-generation source, whereby both our company and the customer must meet certain criteria in order to possess and use the radioisotope for its intended purpose.  Though we believe the regulatory and licensing requirements can be met by both, these requirements likely limited the customer base for our NeutroTestTM product to government and military entities and, possibly, large organizations with the resources to meet the licensing requirements.  Consequently, during the three months ended October 31, 2006, we transferred the NeutroTestTM product to IUT and have provided them the option of whether to continue to work through the remaining licensing issues of the product and/or to pursue sales in jurisdictions with lower levels of regulatory requirements.  We do not expect to reintroduce this product domestically and can offer no assurances that IUT will decide to pursue further development effort and international sales of the technology.

Infrared Imaging Technology — On December 5, 2005, we approved a development plan that resulted in us becoming obligated under the Lucent Agreement entered into with Lucent in September 2005 which, in October 2006, we assigned to our 90% owned subsidiary, SenseIt, which is described in more detail below.  Under the Lucent Agreement, we are attempting to develop a next-generation infrared imaging and night vision surveillance technology based on Lucent’s micro electro-mechanical systems (“MEMS”) at its nanotechnology fabrication facility.  Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes, and threat detection devices used to identify concealed weapons or explosives.  The MEMS approach to infrared imaging, if successful, may lead to products, which are at least equal in performance with a lower power consumption and price than products currently available in the marketplace today.  Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process.  The development plan contemplates a proof-of-concept during calendar year 2007, followed by steps towards commercialization, though we can provide no assurances that a commercially attractive product will ultimately be available.

The Lucent Agreement provides for SenseIt to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Lucent Agreement.  In exchange for this license, we (through our obligations to SenseIt) are funding certain of Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000.  We paid $4,000,000 of the original $12,000,000 obligation under this agreement through the date of this report (in addition to another $333,000). The remaining balance will be paid in $1,000,000 increments commencing in January 2007 and approximately every three months thereafter.  SenseIt has the right to terminate the development project for any reason (including if the development work is not proceeding up to our expectations) from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  Additionally, upon the commencement of commercial sales, if ever, we would be obligated to pay royalties based on revenue, potentially a sales referral fee based on revenue and also an annual exclusivity payment to maintain our exclusive rights to the developed technology.

In October 2006, we acquired a 90% interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement (such assignment was approved by Lucent), although we will continue to be jointly and severally liable with SenseIt to Lucent for amounts due to Lucent under the assigned Lucent Agreement. In addition, we also entered into a new statement of work with Lucent (which was also subsequently transferred to SenseIt).  The remaining 10% of SenseIt is held by Mr. Chris Toffales, a seasoned and successful industry veteran, who is serving as President and Chief Executive Officer of SenseIt.  SenseIt will continue to work with Lucent to develop prototypes of its first product line, “direct view” thermal imagers for weapons sights and night vision goggles and anticipates completing these prototypes within the next twelve months.  In addition, SenseIt, in conjunction with Lucent, is also pursuing a more traditional focal plane array product suitable for integration into thermal imaging cameras, as well as an advanced solid state imager approach to create a “Multi-Spectral Sensor” which can detect infrared and visible light (or two spectra of infrared light) simultaneously.

Concurrent with and subsequent to the acquisition of the interest in SenseIt, we made contractually required investments in SenseIt (to provide working capital) in a cumulative amount of $500,000 and are obligated to invest another $500,000 for working capital purposes in March 2007 (against which we can credit legal costs incurred in entering into the SenseIt joint venture).  Additionally, as described above, we have agreed to invest an additional $1,000,000 into SenseIt in January 2007 so that it can make the payment then due to Lucent.  In each case, we received or will receive one share of SenseIt Class A common stock for each $10 investment.  We do not currently have sufficient funding to meet our current payment obligations to SenseIt and to fund the remaining  subsequent development payments to Lucent (for which we would receive additional Class A common stock shares in SenseIt) under the Lucent Agreement.  If we fail to make payments when due, Lucent may cancel the Lucent Agreement or cease working on the project and then assess us a “start-up” fee if funding was to resume.  We cannot offer any assurance that we will be able to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due.  Additionally, SenseIt may need to seek outside financing to make payments to Lucent, if so elected, and such outside financing would dilute our ownership interest in SenseIt.  Lastly, although we are hopeful of that outcome, we can offer no assurances that the development activity underway with Lucent and SenseIt will yield technologically relevant or commercially viable products.

On May 12, 2006, we entered into an agreement with ISCON, (a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and narcotics) that provided us the option, but not the obligation to purchase shares of ISCON common stock based upon the successful completion of developmental and commercial milestones.  If ISCON succeeded in meeting all five milestones and if we had chosen to exercise our option to purchase shares for each completed milestone, we would have then owned 51% of ISCON for a cumulative investment of $1,750,000.  On June 9, 2006, we made our first investment in the amount of $100,000 for an ownership interest of 9%.  Although ISCON achieved its next milestone, we declined to exercise our option to purchase additional shares in ISCON and do not currently intend to pursue further investment in the entity.  Based on our decision not to continue funding and the inability of ISCON to obtain funding from other sources, ISCON began the process of shutting down its business in December 2006.  It is currently unclear as to what value, if any, we may be able to realize from this investment.

Semiconductor Products and Services

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement for the year ended April 30, 2006, and through the six months ended October 31, 2006, generating its first quarterly operating income for the three months ended October 31, 2006.   The positive operating income results from our ongoing effort to reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products.  The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 61% of segment revenue for the six months ended October 31, 2006 ($3,900,000 in revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 in revenue) and 19% of segment revenue for the six months ended October 31, 2005 ($381,000 in revenue).  There has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

As a result, for the three months ended October 31, 2006, the segment generated its first quarterly operating income in the amount of $151,000, which includes stock-based compensation of $24,000.  This operating income is an increase of  approximately $1,571,000 as compared to the operating loss of $(1,420,000) experienced for the three months ended October 31, 2005.  We continue to monitor the situation closely and, while our realignment of the business has resulted in reaching positive quarterly operating income and  we believe that we will continue to see improving financial results in the segment, there are no assurances that operating profitability can be sustained in every period, if at all.

Life Sciences

Our life sciences division has historically been primarily a distribution business. We acquire isotopes from several manufacturers who are located primarily in republics that were part of the former Soviet Union.  At the present time, our life sciences division is being significantly and adversely affected by increased domestic and international competition.  The market for the product responsible for the vast majority of segment revenue, oxygen-18 , continues to degrade due to an abundance of global supply of the isotope.  Recently, the spot price for oxygen-18 has decreased below the level of our cost for the product.  Consequently, we have ceased purchasing additional quantities of oxygen-18 for resale and will fulfill our existing contracts with our customers (the majority of which are gross margin positive) with our existing inventory of oxygen-18.   In the prior year, our international radioisotope business also experienced rising supplier prices in a market that is highly price-sensitive.  In an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006.

In anticipation of the degradation in the oxygen-18 market, we previously commenced expanding into other areas, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with Central Radiopharmaceutical Services, Inc. (“CRS”)).  Sales of these products have not contributed significantly to the revenue of the life sciences segment, though we expect revenue from these products to increase in calendar year 2007.   However, due to the deteriorating business conditions in the historical revenue producing products in the segment and the early state of development for the markets in actinium-225 and indium-111, we are in process of evaluating all strategic options regarding this line of business.

General

Our consolidated revenues in the future will depend primarily on our success in developing and selling products in the homeland security and semiconductor markets.  Our profitability will be dependent upon our ability to manage our costs and to increase our revenues in all of our business segments.  However, we can offer no assurance that we will be able to increase our revenue or our profitability.

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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.3	98.8	78.2	100.7
Gross margin	24.7	1.2	21.8	(0.7)

Operating expenses:
Selling, general and administrative	54.2	51.2	53.3	52.5
Impairment loss on assets held for sale	—	—	—	3.6
Research and development	10.5	13.0	14.8	11.1
Total operating expenses	64.7	64.2	68.1	67.2
Operating loss	(40.0)	(63.0)	(46.3)	(67.9)

Other income (expense), net	(6.6)	(27.0)	6.9	(27.7)
Loss before income taxes and elimination of minority interest	(46.6)	(90.0)	(39.4)	(95.6)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	0.5	—	0.3	—
NET LOSS	(46.1)%	(90.0)%	(39.1)%	(95.6)%

Revenues

Revenues increased for both the three and six months ended October 31, 2006, as compared to the same periods of our prior fiscal year.  Revenues from both our security services and semiconductor products and services segments did reflect an increase during these periods as compared to revenues from our life sciences and homeland security products segments which reflected a decrease, as described in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Life sciences:
Domestic	$577,000	$985,000	$1,193,000	$2,033,000
International	—	634,000	—	1,183,000
Total life sciences	577,000	1,619,000	1,193,000	3,216,000
Homeland security products	—	—	—	35,000
Security services	3,739,000	2,996,000	7,616,000	5,633,000
Semiconductor products and services	3,516,000	1,217,000	6,425,000	2,022,000
Total	$7,832,000	$5,832,000	$15,234,000	$10,906,000

The revenue for our security services segment is generated by PPSC, a business that we acquired in May 2005.  Pro forma revenue for the six months ended October 31, 2005 would have been approximately $6,180,000 if the PPSC acquisition had occurred on the first day of that quarter.  The increase in revenue from the security services segment for both the three and six months ended October 31, 2006, is due to the net addition of additional security services contracts since the acquisition of PPSC.  While we anticipate that we will continue to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so.

Our semiconductor products and services segment has experienced a rapid increase in revenue during the prior six fiscal quarters.  Revenue for the three months ended October 31, 2006, was 189% higher than revenue for the three months ended October 31, 2005, and 21% higher than revenues for the three months ended July 31, 2006.  The increase is predominately due to the expansion of sales of higher-margin 300-millimeter products and services.  Our 300-millimeter business provided revenue of $2,119,000 for the three months ended October 31, 2006, as compared to $373,000 and $1,781,000 for the three months ended October 31, 2005 and July 31, 2006, respectively.  While we believe that continued expanded focus on the 300-millimeter, wafer thinning and other semiconductor services markets will allow us to continue to increase revenues in the future, we can provide no assurances that we will be able to do so.

While we continue to monitor the establishment of a low cost supply of silicon-28, we did not receive a material amount of revenue in our 2005 or 2006 fiscal years or for the six months ended October 31, 2006, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers.  Therefore we do not anticipate any material amount of proceeds from silicon-28 product sales during the remainder of fiscal year 2007, although we could respond to customer demand in a relatively short time frame.  Our goal ultimately is to profitably (1) license our proprietary technology to other entities and/or (2) sell chemicals required for the production of epitaxial or bulk silicon-28 wafers and/or (3) produce epitaxial or bulk silicon-28 wafers for resale.  The costs associated with maintaining this program are not significant.

The decrease in revenue from domestic isotope product sales for the three and six months ended October 31, 2006, was the result of a significant decrease in the unit price of our main isotope sold domestically, oxygen-18, combined with a decrease in sales volume of that product.  Our average sales price for oxygen-18 for the six months ended October 31, 2006 was approximately 28% less than the same period in the prior fiscal year, and approximately 10% less than that experienced in the prior sequential quarter.  Due to the continued degradation to the spot price in the market for this product, this average selling price is well in excess of the spot rate in the market due to the advanced pricing agreements we have with certain customers.  The supply of oxygen-18 in the market has continued to expand, both in the prior fiscal years as well as into the six months ended October 31, 2006, which has led to a price-driven market.  Although we have successfully lowered our acquisition price of oxygen-18, the acquisition price is now in excess of the spot price for the product in the marketplace.  As such, we ceased purchases of new oxygen-18 from our supplier and will fulfill our existing contracts with our customers (the majority of which are gross margin positive) into fiscal year 2008 from inventory currently held.  Revenue from other isotopes, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with CRS), have not been material in any period.  Consequently, we expect our revenue from domestic life sciences sales to continue to decrease throughout the remaining fiscal year 2007 and into fiscal year 2008.

Our international radioisotope business also experienced rising supplier prices and in an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006.  Revenue from our international isotope trading business was $0 for the six months ended October 31, 2006.  We do not anticipate any revenue from this business during the remainder of fiscal year 2007 and beyond.  For our life sciences business in the aggregate, as with all our reportable segments, we continually monitor business conditions and marketplace changes and evaluate all investment, divestiture and other strategic options.

Our homeland security products segment has recorded minimal or no revenue for the six months ended October 31, 2006 and 2005.  See the update provided for this segment in the General Discussion section of this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the six months ended October 31, 2006, two security services customers accounted for 13% and 10% of revenues, respectively, and one semiconductor products and services customer accounted for 23% of revenues as compared to the six months ended October 31, 2005, in which one security services customer accounted for 18% of revenues.  Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect by reducing our revenues and our gross margins.  Present or future customers could terminate  their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

Gross Margin

Our gross margin increased for the three and six months ended October 31, 2006, as compared to the same respective periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Dollar amount	$1,936,000	$69,000	$3,327,000	$(75,000)
Percent of revenues	24.7%	1.2%	21.8%	(0.7)%

The increase in gross margin is due mainly to two factors:  (1) the majority of the increase is due to continued improvement in operations in our semiconductor products and services segment where there were significant improvements to gross margin on a dollar amount and on a percentage of revenues basis and (2) to a lesser extent, improvements in life sciences margins on a percentage basis.

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

On a percentage of revenue basis, in general we anticipate that the gross margin percentage in our security services segment will remain relatively stable.  The gross margin percentage in our semiconductor products and services segment may be volatile based upon revenue growth achieved, if any.  Due to fixed facility costs included in cost of revenues in the semiconductor products and services segment, the gross margin percentage is particularly sensitive to changes in revenue.  The gross margin percentage in the life sciences segment is expected to also be somewhat volatile due to the continued pricing pressure on oxygen-18 and on the substantial cessation of sales in the international isotope business.  Lastly, the gross margin percentage on our homeland security products segment is likely also to be volatile as well as we attempt to increase revenue in that segment, though we can offer no assurances that we will be able to do so.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased as a dollar amount and as a percentage of revenue for the three and six months ended October 31, 2006, as compared to the same respective periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Dollar amount	$4,244,000	$2,987,000	$8,121,000	$5,719,000
Percent of revenues	54.2%	51.2%	53.3%	52.5%

The approximate $2,400,000 increase in selling, general and administrative expenses for the six months ended October 31, 2006, compared to the same period in the prior year is attributable to a combination of factors, including:

•                  approximately $775,000 directly related to PPSC, such increase resulting primarily from an impact of approximately $100,000 due to the inclusion of less than a full two quarters of expense being included in the six months ended October 31, 2005 (due to the acquisition occurring on May 16, 2005), a write-off of a specific customer receivable of $114,000 and increased staffing due to the pursuit of new contracts for the six months ended October 31, 2006;

•                  approximately $400,000 due to increase in staffing and operations in the homeland security products segment;

•                  approximately $200,000 due to various increases in corporate expenditures;

•                  approximately $100,000 due to increase in operations in the semiconductor products and services segment;

•                  approximately $100,000 due to the impairment of our 9% interest in ISCON;

•                  a noncash charge in the amount of $357,000 related to the amendment to the number of shares issuable and exercise price of certain warrants with ratchet provisions;

•                  a noncash charge in the amount of $667,000 related to the retention of a 10% equity interest in our consolidated subsidiary, SenseIt, by its chief executive officer;

•                  cumulative noncash charges of $596,000 related to stock-based compensation expense associated with our adoption of SFAS 123(R) in the six months ended October 31, 2006;

•                  offset by approximately $340,000 in reduced life sciences expense due to scaled back operations in the segment, $200,000 in cash and noncash expense incurred in settlement of a lawsuit and by approximately $300,000 due to the inclusion in the six months ended October 31, 2005, of a charge related to the extension of the expiration date of certain warrants.

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

Impairment Loss on Assets Held for Sale

Our impairment loss on assets held for sale decreased for the six months ended October 31, 2006, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Dollar amount	—	—	—	$398,000
Percent of revenues	—	—	—	3.6%

During the six months ended October 31, 2005, as part of a review of our semiconductor products and services segment that resulted in operational changes, certain equipment was identified as unnecessary for our planned future operations.  As a result, certain of the identified equipment whose book value exceeded estimated net realizable were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $398,000.  As of October 31, 2006, equipment with a book value of $225,000 remains unsold, but we expect that the equipment will be sold within the upcoming year.

Research and Development Expenses

Our research and development expenses increased on both a dollar and a percentage of revenues basis for the six months ended October 31, 2006, as compared to the same periods of our prior fiscal year, and increased on a dollar basis but decreased on a percentage of revenues basis for the three months ended October 31, 2006, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Dollar amount	$819,000	$757,000	$2,255,000	$1,211,000
Percent of revenues	10.5%	13.0%	14.8%	11.1%

The dollar increase for both the three and six months ended October 31, 2006, is primarily related to an increase in research and development expenses associated with payments made to Lucent under the Lucent Agreement  as well as, to a lesser extent, cost associated with the development of our IMS technology .  Consistent with our product development strategy, we are seeking to identify and evaluate new products in the homeland security operations (including next-generation infrared technology through our Lucent relationship and SenseIt subsidiary) as well as to bring existing technologies (including IMS-based technology) to a production-ready state.  A significant amount of this research and development on IMS technology is being performed by IUT.  We funded $261,000 and $721,000 under this agreement during the three and six months ended October 31, 2006, respectively, as compared to funding of $324,000 and $657,000 during the three and six months ended October 31, 2005, respectively (and a total of $2,530,000 since entering into our first research and development agreement in June 2004).

In December 2005, we approved a development plan with Lucent that obligated us under the Lucent Agreement.  Under the Lucent Agreement, we will endeavor to develop a next-generation imaging and night vision surveillance technology.  In October 2006, we acquired a 90% interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement (such assignment was approved by Lucent) and we also entered into a new statement of work with Lucent (which was also transferred to SenseIt). SenseIt will coordinate the development of the next-generation infrared imaging technology and work towards commercialization of any resultant products.  The development plan contemplates for prototype products to be available within twelve months, although we can provide no assurances that a commercially attractive product will ultimately be available. For the six months ended October 31, 2006, we recorded research and development expense of  $1,000,000 (as compared to expense of $667,000 recognized in the comparable period of the prior year) and we are obligated to invest an additional $1,000,000 in January 2007 in SenseIt in order for SenseIt to make the Lucent payment then due. Under the Lucent agreement, we (through SenseIt) may be obligated to provide funding of $1,000,000 per quarter in development funding for the next eight quarters.  We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  As such, assuming we continue with the development program, we expect our quarterly research and development expense for this purpose to remain elevated.  If we are unable to make desired quarterly Lucent payments in the future on behalf of SenseIt (for which we would receive additional Class A common stock in SenseIt), SenseIt may be required to seek funding from outside sources, which would dilute our current 90% ownership of the entity.

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

Operating Loss

Our operating losses (in total) increased for the three and six months ended October 31, 2006, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Homeland security products	$(2,124,000)	$(1,569,000)	$(4,071,000)	$(2,071,000)
Security services	(20,000)	(72,000)	(294,000)	38,000
Semiconductor products and services	151,000	(1,420,000)	(48,000)	(3,474,000)
Life Sciences	(43,000)	(60,000)	(12,000)	(209,000)
Reconciling amounts	(1,091,000)	(554,000)	(2,624,000)	(1,687,000)
Total	$(3,127,000)	$(3,675,000)	$(7,049,000)	$(7,403,000)

Our homeland security products segment generated a significant operating loss in an effort to develop and commercialize our IMS technology into products that can be used to detect various types of explosives and/or chemical agents and innovative infrared imaging technology.  While we generated no revenue in this segment for the six months ended October 31, 2006, we have completed our initial commercial installations of IMS product and are hopeful that we will generate additional revenue in this segment during the remainder of our fiscal year ending April 30, 2007. The increase in operating loss for the three months ended October 31, 2006, as compared to the same period in the prior year is due substantially to a $667,000 noncash charge incurred in our 90% owned subsidiary, SenseIt, which relates to the 10% equity interest in SenseIt retained by it chief executive officer. The increase in operating loss for the six months ended October 31, 2006, as compared to the same period in the prior year is due substantially to the aforementioned noncash charge related to SenseIt as well as increased research & development expense related to payments under the Lucent Agreement.

Our security services segment consists of PPSC, which was acquired in May 2005.  For the six months ended October 31, 2006, the segment delivered significant revenue totaling $7,616,000 and gross margin of approximately 24.2%, as compared to $5,633,000 and 23.7% for the six months ended October 31, 2005.  The operating loss for the six months ended October 31, 2006, is due primarily to an increase in selling, general and administrative expenses as compared to the comparable period in the prior year.  This increase is due to increased marketing spending, a write-off of a single customer’s accounts receivable balance in the amount of $114,000, the inclusion of a $65,000 noncash charge related to stock-based compensation expense (due to our adoption of SFAS 123(R) in the six months ended October 31, 2006) and  incremental investment in personnel specifically focused on selling to the domestic government.  Although we continue to pursue selected domestic government contracts, we have taken steps to reduce our spending on sales and marketing in this area.

Our semiconductor products and services segment showed continued operational and financial improvement (due mainly to the realignment of our business to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products) for the six months ended October 31, 2006, recording our first quarterly operating income for the three months ended October 31, 2006.  Additionally, the operating (loss) income has increased each sequential quarter during fiscal year 2006 and in the six months ended October 31, 2006, as reflected in the following table:

	Semiconductor products
	and services
	operating income (loss)
Three months ended July 31, 2005	$(2,054,000	)(1)
Three months ended October 31, 2005	$(1,420,000)
Three months ended January 31, 2006	$(900,000)
Three months ended April 30, 2006	$(777,000)
Three months ended July 31, 2006	$(199,000)
Three months ended October 31, 2006	$151,000

(1)             Includes an impairment charge on assets held for sale of approximately $400,000.

We expect continued improvement to the operating results of our semiconductor products and services segment during the remainder of our fiscal year ending April 30, 2007.

Our life sciences segment generated an operating loss in all periods presented.  The market for the product responsible for the vast majority of segment revenue, oxygen-18, continues to degrade due to an abundance of global supply of the isotope.  Recently, the spot price for oxygen-18 has decreased below the level of our cost for the product.  Consequently, we have ceased purchasing additional quantities of oxygen-18 for resale and will fulfill our existing contracts with our customers (the majority of which are gross margin positive) with our existing inventory of oxygen-18. In the prior year, our international radioisotope business also experienced rising supplier prices in a market that is highly price-sensitive.  In an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006.  Due to the deteriorating business conditions in the historical revenue producing products in the segment and the early state of development for the markets in actinium-225 and indium-111, we are in process of evaluating all strategic options regarding this line of business and do not expect this segment to materially contribute to our net operating income (loss) through the remainder of our fiscal year ending April 30, 2007.

Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.

Other Income (Expense), net

Other income (expense), net increased on both a dollar and a percentage of revenues basis for the three and six months ended October 31, 2006, as compared to the same periods of our prior fiscal year as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Dollar amount	$(516,000)	$(1,577,000)	$1,034,000	$(3,021,000)
Percent of revenues	(6.6)%	(27.0)%	6.9%	(27.7)%

The increase for the six months ended October 31, 2006, as compared to the same period in the prior fiscal year resulted primarily from three items:  (1) a decrease in interest expense and amortization of debt issuance costs in the combined amount of approximately $1,650,000, which is reflective of a lower outstanding convertible debenture balance through the duration of the respective periods, (2) the recording of a gain on extinguishment of debt in the amount of $227,000, which resulted from the retirement of $3,880,000 in principal amount of  8% Debentures in May 2006 (as discussed in the Liquidity and Capital Resources section below) and (3) the recording of a gain on derivative instruments in the amount of $2,320,000 related to the change in the fair value of the three derivative liabilities which we have recorded in our condensed consolidated balance sheets (as discussed in the Liquidity and Capital Resources section below).  Lastly, interest income decreased $157,000 due to a lower cash and cash equivalent balance carried for the six months ended October 31, 2006, as compared to such balance carried in the comparable period in the prior fiscal year.

The increase for the three months ended October 31, 2006, as compared to the same period in the prior fiscal year resulted primarily from three items:  (1) a decrease in interest expense and amortization of debt issuance costs in the combined amount of approximately $850,000, which is reflective of a lower outstanding convertible debenture balance through the duration of the respective periods, (2) an increase in the equity in net income of IUT in the amount of $98,000 and (3) the recording of a gain on derivative instruments in the amount of $189,000 related to the change in the fair value of the three derivative liabilities which we have recorded in our condensed consolidated balance sheets.  Lastly, interest income decreased $80,000 due to a lower cash and cash equivalent balance carried for the three months ended October 31, 2006, as compared to such balance carried in the comparable period in the prior fiscal year.

We expect that our other expenses will be volatile based on the future timing of repayment , if ever, of the remaining convertible debentures (see the Liquidity and Capital Resources discussion below) and the fluctuations in fair value of and classification of the instruments underlying our derivative liabilities.

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

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary increased on both a dollar and a percentage of revenues basis for the three and six months ended October 31, 2006, as compared to the same periods of our prior fiscal year as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Dollar amount	$42,000	—	$42,000	—
Percent of revenues	0.5%	—	0.3%	—

The amount of minority interest in operations of consolidated subsidiary recorded for the three and six months ended October 31, 2006, relates to our purchase of a 90% interest in SenseIt in October 2006 and the amount is expected to fluctuate in future periods dependent upon the development and, potentially, financing activities of SenseIt in future reporting periods.

Net Loss

Our net loss decreased on both a dollar and a percentage of revenues basis for the three and six months ended October 31, 2006, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005
Dollar amount	$(3,601,000)	$(5,252,000)	$(5,973,000)	$(10,424,000)
Percent of revenues	(46.1)%	(90.0)%	(39.1)%	(95.6)%

We anticipate that losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.  We expect that our net loss will continue during at least the short term as we continue to pursue new revenue streams in our semiconductor products and services segment and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business, including the commercialization of the IMS technology and, eventually, the infrared imaging technology based on the Lucent Agreement and the operations of our 90% owned subsidiary, SenseIt. However, we can offer no assurances that the development and commercialization of these technologies will occur.

We anticipate that our operations during the remainder of fiscal year 2007 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

Working Capital

Our working capital deficit increased by $2,267,000 during the six months ended October 31, 2006, from a working capital deficit of $(6,707,000) at April 30, 2006, to a working capital deficit of $(8,974,000) at

October 31, 2006. The decrease in working capital deficit for the six months ended October 31, 2006, is due to a combination of factors, of which the significant factors are set out below:

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

•                  approximately $4,500,000 due to a decrease in the current portion of the 8% Debentures related to principal payments made in shares of our common stock (see discussion of 8% Debenture repayment below);

•                  $2,320,000 decrease to the initial recording of derivative liabilities due to the change in fair value of such derivative liabilities during the six months ended October 31, 2006;

Factors which decreased working capital

•                  approximately $4,820,000 of cash consumed directly in operating activities (calculated as approximately $6,170,000 of cash used in operating activities, netted down by approximately $1,350,000 of the cash impact of changes in other current assets or liabilities included therein);

•                  $3,383,000 due to initial reclassification of certain warrants from equity to current derivative liabilities (see discussion of warrant classification below);

•                  approximately $930,000 due to a cumulative increase in the current portion of convertible debentures related to amortization of the debt discounts on each related series of debenture;

•                  $1,166,000 related to purchases of fixed assets;

•                  approximately $70,000 in reclassification of notes payable from long term to current;

•                  $100,000 related to an investment in a business;

•                  approximately $1,400,000 of fixed assets additions accrued at October 31, 2006.

As a result of the recent financing, including the subsequent purchase of an additional $3,000,000 6% Debenture by Cornell in November 2006, we believe we have enough cash to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

We have satisfied our working capital requirements primarily through financing activities in the past, including the issuance of the 8% Debentures in February 2005 and the 6% Debentures in May, June and November 2006. As described above, we have recently received a notification from Nasdaq identifying a listing deficiency, which, if not cured timely, may result in our delisting from the Nasdaq Capital Market. Any such delisting, if it should occur, will make future financing activities significantly more difficult.

8% Convertible Debentures

The first of twelve monthly principal payments on our 8% Debentures became due in March 2006. However, both the principal and interest are payable, at our option, in common stock, subject to various requirements (which we believe we currently meet). If we choose to make a scheduled principal payment by issuing common stock, and all requirements to do so are met, the conversion price will be the lesser of the then conversion price (currently $5.00 per share) or 88% of the average of the ten closing prices ending on the trading day immediately prior to the monthly redemption date.  During the six months ended October 31, 2006 and subsequently, there has been substantial activity in reducing the outstanding principal balance on the 8% Debentures.  Having met all requirements to do so, we made several interest and principal payments on the 8% Debentures in shares of our common stock, as follows:

Payment date	Nominal principal repaid	Nominal interest repaid	Number shares of common stock issued
May 1, 2006	$1,822,500	$66,500	1,616,433
June 1, 2006	$1,647,500	$21,250	1,997,265
September 1, 2006	$250,000	$10,000	296,855
October 1, 2006	$250,000	$8,333	353,922
November 1, 2006	$250,000	$6,667	437,315
December 1, 2006	$250,000	$5,000	356,338

Additionally, we repaid a portion of the principal of the 8% Debentures in cash, as follows:

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

As of the date of this report, there are two remaining holders of our 8% Debentures outstanding with a cumulative principal balance outstanding of $500,000, an amount which will be paid in either cash or stock in two monthly amortization payments of $250,000.

In June 2006, one of the holders of the 8% Debentures, with a remaining principal balance of $0 as of the date of this report, informed us of its belief that the issuance of the 6% Debentures (as discussed above) constituted a default (due to a potential variable conversion provision contained within the 6% Debenture) under the 8% Debentures. Remedies of such default (if actual) include the option to accelerate payment of the full principal amount of the remaining 8% Debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the 8% Debentures shall be equal to 130% of the then-principal amount of the 8% Debentures at the time of default plus all interest and other amounts due or a conversion calculation, whichever is higher. The holder had approximately $937,000 due on its debenture at the time we entered into the 6% Debenture. We have contested that allegation (based among other things that such clause did not survive the final agreement) and will defend it in court, if necessary.

6% Convertible Debentures

On May 31, 2006, we completed a private placement by which we issued to an accredited investor 6% Debentures in the aggregate principal amount of $16,000,000 (including debentures of $3,000,000 each purchased in June and November 2006) and warrants to purchase a total of 8,000,000 shares of our common stock at exercise prices of $1.25 per share (2,000,000 warrants), $1.75 per share (3,000,000 warrants) and $2.00 per share (3,000,000 warrants) for a period of three years.  The 6% Debentures mature on May 31, 2009.  The accredited investor and an unaffiliated third party provided us services in connection with completing the transaction (which were valued at $825,000) and as a result, we issued 660,000 shares of restricted common stock as compensation. The accredited investor may convert the 6% Debenture into shares of our common stock at any time at a conversion price of $1.25 per share.  The holder may convert the 6% Debentures into common stock at the lesser of $1.25 or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”), subject to certain conversion limitations (see Note 9 to the accompanying condensed consolidated financial statements). One substantial potential limitation is that through January 26, 2007, if converting using the Market Conversion Price, the holder is limited to converting no more than $200,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period. Thereafter, if converting using the Market Conversion Price, the holder is limited to converting no more than $400,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.

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

We were contractually required to seek shareholder approval of this transaction by no later than October 31, 2006, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 64 million shares upon conversion of the 6% Debentures and to approve an increase in authorized shares of common stock to at least 175 million shares.  On October 30, 2006, we held our annual meeting of shareholders.  The proposal to approve the transaction was approved.  Although more shareholders voted in favor of the proposal for amending our articles of incorporation to increase our authorized common stock, we did not receive the number of votes for the proposal required by California law to complete the amendment as required.  Under the terms of both the 6% Debentures and the related warrants, if we have insufficient authorized capitalization after December 31, 2006, we have an obligation to call and hold a special meeting of its stockholders within 60 days for the sole purpose of increasing our authorized capitalization.  We have called a special meeting of shareholders to be held on January 2, 2007 to reconsider a proposal for an increase in our authorized capitalization and hope to obtain the required approval at that time.  If we are unable to obtain the required approval, Cornell will be limited in the number of shares it can acquire upon conversion of the 6% Debenture or exercise of the related warrants.  If we fail to obtain shareholder approval to the extent required under California law for the increase in authorized capitalization, we may be in default under the terms of the 6% Debentures and related warrants as well as pursuant to certain other obligations.

As a result of our shareholders approving the Cornell transaction on October 30, 2006, we were obligated to file an amended registration statement by November 30, 2006, to register the full number of shares required under the 6% Debenture transaction documents (representing the Buyers Shares, shares underlying the 6% Debenture Warrants and shares upon the conversion of the 6% Debentures based on a defined formula but in an amount not to exceed 64 million shares) and obtain effectiveness of the registration statement by January 15, 2007.  Due to the aforementioned current inability to amend our articles of incorporation to increase our authorized shares of common stock, we are unable to file the required registration statement until such time as our shareholders approve, if ever, a proposed increase in authorized shares of common stock (such proposal being presented to our shareholders in a meeting to be held on January 2, 2007). Consequently, we will be obligated to pay the holder of the 6% Debentures liquidated damages equal to 1% of the liquidated value of the 6% Debentures outstanding ($160,000 assuming no conversions by Cornell) for each 30 day period until such time, if ever, that we become in compliance with our contractual obligation to Cornell.  Additionally, once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, if sales are not able to be made under the registration statement (due to failure to keep the registration statement effective or failure to register sufficient shares or otherwise), Cornell will have recourse to the aforementioned one percent per thirty-day liquidated damages penalty. We are contractually not obligated to pay liquidated damages for more than a total of 365 calendar days.  We may elect to pay any liquidated damages in cash or shares of our common stock if registered. Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

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

Cash Flows

As of October 31, 2006, we had $1,566,000 of cash and cash equivalents, a decrease of $551,000 as compared to $2,117,000 at April 30, 2006. Our principal source of funding for the six months ended October 31, 2006 was from the issuance of the 6% Debentures for which we received net proceeds of $12,270,000. Our principal source of funding for the six months ended October 31, 2005 was from cash and cash equivalents on hand at the start of the period related to the issuance of 8% Debentures completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement fees).

Cash used in operating activities of $6,172,000 and $8,428,000 for the six months October 31, 2006 and 2005, respectively, was primarily the result of a net loss attributable to common stockholders of $5,973,000 (which included noncash expenses and gains in the net amount of approximately a $200,000 expense) and $10,525,000 (which included noncash expenses in the aggregate amount of  approximately $4,400,000), respectively.

Investing activities used cash of $1,266,000 and $3,625,000 for the six months ended October 31, 2006 and 2005, respectively. Cash used in investing activities for the six months ended October 31, 2006, consisted of $1,166,000 expended on additions of property and equipment and $100,000 expended on a 9% equity investment in a business.  Cash used in investing activities for the six months ended October 31, 2005 resulted primarily from the purchase of PPSC in May 2005 (which purchase price included a net cash outflow of $2,460,000) as well as purchases of property and equipment of $1,165,000.

Financing activities provided cash of $6,887,000 and $406,000 for the six months ended October 31, 2006 and 2005, respectively. Cash provided by financing activities for the six months ended October 31, 2006 resulted primarily from the issuance of the 6% Debentures which yielded net proceeds of $12,270,000 offset by principal payments on borrowings of $5,391,000. Cash provided by financing activities for the six months ended October 31, 2005 resulted primarily the exercise of common stock warrants offset primarily by debt repayments and dividend payments on our outstanding Series E Convertible Preferred Stock.

Additional Liquidity Considerations

As a result of the 6% Debenture transaction, anti-dilution provisions associated with the 1,593,900 common stock warrants issued in the 8% Debenture transaction were triggered whereby we issued an additional 6,375,600 common stock warrants to these holders and reduced the exercise price on all related warrants to $1.25. As a result, as of December 14, 2006 we have 7,969,500 common stock warrants exercisable at $1.25 related to the 8% Debenture transaction.  As a result of the May 18, 2006 agreement (as discussed above), 4,557,000 of these common stock warrants have been modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $1.25 (or of the holder of our 6% Debentures was to convert a portion of the outstanding debenture at a conversion rate less than $1.25), the remaining 3,412,500 common stock warrants that have a full anti-dilution provision, would ratchet into a great number of common stock warrants at a lower exercise price.  There were no other changes in the terms or conditions of the warrants.

As of October 31, 2006, we had commitments outstanding for capital expenditures of $1,064,000.  We are attempting to secure lease financing for a portion of the assets included in the commitment at October 31, 2006.

Our other future commitments have increased due to the Lucent Agreement, under which we endeavor to develop a next-generation imaging and night vision surveillance technology and the related investment in SenseIt, in which we acquired a 90% interest in exchange for assigning to SenseIt all of our interest under the Lucent Agreement.  For information regarding the Lucent Agreement and SenseIt, see Note 6 to the condensed consolidated financial statements and also the information in the General Discussion section of this Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  We have goodwill in the amount of $3,631,000 on our condensed consolidated balance sheet as of October 31, 2006, related to the acquisition of PPSC in May 2005.  During the three months ended January 31, 2006, we performed our annual impairment review on the aforementioned goodwill and concluded that the goodwill was not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $397,000 on our condensed consolidated balance sheet as of October 31, 2006, comprised of our IMS technology, acquired in December 2002, customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Stock-based Compensation

For our employees, our stock-option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests.  On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, stock-based compensation expense for the six months ended October 31, 2006, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  See Note 7 to our condensed consolidated financial statements for further detail, including the impact of the adoption to our condensed consolidated statements of operations.  We assess the fair value of option awards using the Black-Scholes option pricing model, a model which requires several estimates including stock price volatility, risk-free interest rate and expected term of the option.  Additionally, we must estimate the number of options we expect to be forfeited prior to vesting in future periods.  As of October 31, 2006, $1,700,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.  If the assumptions used, as they relate to volatility, risk-free interest rate, estimated term of the options and forfeiture rate, were materially different, the overall valuation of these and any future stock-based awards and the timing of recognition of related expense could change significantly.

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

Initial and Continuing Valuation of Financing Transactions

We value transactions associated convertible debentures or preferred stock that are convertible into common stock based on the market conditions existing on the date the agreement is signed.  In allocating the 6% Debenture financing proceeds between the freestanding warrants, the convertible debenture and the embedded conversion feature within the convertible debenture, we were required to estimate the fair values of each of the components.  If the assumptions used, as they relate to volatility, risk-free interest rate, estimated term of the warrants, probability-weighted exercise patterns of the debentures and fair value of the embedded conversion feature (accounted for as a derivative liability) were materially different, there could be a material financial impact to our condensed consolidated financial statements.  Additionally, all derivative liabilities must be marked to then-current fair value at the end of each reporting period with the change in fair value being included in our condensed consolidated statements of operations.  Due to the fair value of the derivative liability being highly sensitive to the market price of our common stock, changes in other estimates associated with estimating the end-of-period fair value of the derivative instrument could have a material impact on our financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, equity security market values, foreign currency rates and the market price of our common stock.

Interest Rates

Our investment portfolio consists of cash and cash equivalents (in the amount of $1,566,000 at October 31, 2006), all of which is exposed to interest rate fluctuations.  The primary objective of our investments is to earn a market rate of return while preserving principal and maximizing liquidity.  The interest earned on these investments (with a blended yield of 0.5% at October 31, 2006) may vary based on fluctuations in the prevailing interest rate.

Equity Securities

We do not hold any investments in marketable equity securities.  However, we hold a 30% interest in IUT, which is a non-marketable equity security.  Our strategic investment in this entity may be impacted by the underlying economic conditions of the entity, including the ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales.  This investment involves a great deal of market risk, and there can be no assurances that a specific company will grow or become successful.  Consequently, we could lose all or part of our investment.  Additionally, because IUT is located in Germany, our investment in the entity (and our share of their earnings or losses) may be impacted by changes in foreign currency rates.  The carrying amount of this investment was $396,000 as of October 31, 2006.

Derivative Instruments

We do not purchase derivative instruments on the open market.  However, in accordance with current US GAAP, we have classified certain warrants and the embedded conversion feature in our 6% Debentures as derivative instruments (a combined $7,406,000 current liability at October 31, 2006).  Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled on a net cash basis.  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations.  Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price.  As such, the carrying amount of these instruments may be volatile from period to period.  For the six months ended October 31, 2006, we recorded a gain on derivative instruments in the aggregate amount of $2,320,000, such amount representing the change in fair value between the respective initial recording of the derivatives and October 31, 2006.

Item 4: Controls and Procedures

With the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended October 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we raised capital totaling more than $32,900,000 (net of expenses) during the last two fiscal years and issued 6% Debentures aggregating $13,000,000 in May and June 2006 (which netted approximately $8,170,000 in proceeds after expenses and $4,100,000 of payments related to our 8% Debentures), we have had working capital shortages in the past and our consolidated financial statements as of October 31, 2006, indicate that we have a working capital deficit of $(8,974,000).

We issued an additional $3,000,000 6% Debenture on November 16, 2006 (from which we received net proceeds of  $2,835,000 after payment of a commitment fee in the amount of $165,000 to Yorkville Advisors, LLC).  Based on the amount of capital we have remaining, our current negative cash flow from operations and investing activities, we anticipate that we may continue to incur a working capital deficit unless we are able to substantially increase our revenue or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.   Nevertheless, as a result of the November 2006 investment, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

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

In addition, as described above in June and July 2006 we received three notifications from Nasdaq identifying listing deficiencies, which, if not cured timely, may result in our delisting from the Nasdaq Capital Market.  We have cured the deficiencies identified in two of those three notifications.  Nasdaq described the third deficiency as a failure to meet the minimum bid price requirements set forth in Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), Nasdaq provided us 180 calendar days (until January 8, 2007) to regain compliance with the Rule (which requires that the bid price of our common stock closing at $1.00 per share or more for a minimum of 10 consecutive business days).  If we fail to obtain compliance with the minimum bid price requirement but we meet the other Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), Nasdaq will grant us an additional 180 calendar days to obtain compliance.  Additionally, we have called for a special meeting of our shareholders to be held on January 2, 2007 to grant authority to the Board of Directors to approve a reverse stock split, if necessary in order to achieve the $1.00 minimum bid price requirement.  We do not meet this initial listing requirement as of the date of this report, and we cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Nasdaq Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants.

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult and may raise liquidity issues for current investors.

We have four business segments and, for the six months ended October 31, 2006, all four segments operated at a loss, in some cases significant losses.

For the six months ended October 31, 2006, and as reflected in the following table, our condensed consolidated financial statements show that all four operating segments have been operating at a loss (amounts in thousands):

	Six Months Ended
	October 31,
	2006	2005
Segment operating (loss) income:
Homeland security products	$(4,071)	$(2,071)
Security services	(294)	38
Semiconductor products and services	(48)	(3,474)
Life sciences	(12)	(209)
Reconciling amounts	(2,624)	(1,687)
Total	$(7,049)	$(7,403)

We expect that these losses (on a consolidated basis) will continue through the remainder of our 2007 fiscal year.  As described in the next risk factor, unless we are able to develop and sell new products profitably, we may be unable to remain competitive and it is likely that our losses and negative cash flow will continue.  Reconciling amounts include corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.

Unless we are able to develop and sell new products profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

We have not operated profitably since our 1996 fiscal year, and as discussed in the preceding risk factor, all four of our segments were not operating profitably for the six months ended October 31, 2006.  We recognized net income for the year ended April 30, 2000, only because of the gain recognized on the sale of our depleted zinc assets to Eagle-Picher Technologies, LLC.

Our ability to generate additional revenues (and ultimately net income) is dependent upon the success of our homeland security products, security services and semiconductor operations and our ability to develop new products, including those that use stable and radioactive isotopes, while marketing and selling those products profitably.  Historically, our semiconductor operations have been a significant cash drain and, although the segment recorded its first positive quarterly operating income for the three months ended October 31, 2006 as a result of successful steps taken to reduce costs and increase revenue, we cannot offer any assurance that the measures we have taken will continue to be successful. In addition, because of competitive conditions and, due to the loss of substantially all of our former Chemotrade radioisotope customers in January 2006, it will be difficult for our life sciences operations to become significantly profitable in the future.

We have had limited success in marketing our homeland security products, having sold our first units of our IMS technology for the detection of chemical weapons and other toxic substances in November 2006 and only two units of the first generation of our NeutroTestTM portable, neutron-based explosive detection device and no units of our second generation NeutroTestTM device.   Although we continue to market products based on our IMS technology, we cannot offer any assurance that our marketing efforts will result in any additional sales or that additional sales would result in significant revenues to us.

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

During the course of the last two fiscal years and the current 2007 fiscal year, we have raised in excess of $43,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) to finance our business operations and acquisitions. We have raised this capital by issuing convertible debentures, shares of common stock, convertible preferred stock, common stock warrants to accredited investors and as compensation to investment bankers making introductions to the accredited investors and the exercise of previously issued common stock warrants and stock options. During this same period of time, we issued common stock warrants and shares of common stock to several persons in exchange for their promises to perform investment banking and financial advisory services to us. In many cases, these issuances were below the then-current market prices and can be considered dilutive to our existing shareholders—both as a reduction of their percentage ownership in Isonics and because of issuances that will be, when warrants are exercised or debentures are converted, at prices below the market.

The 8% Debentures issued in February 2005 and the 6% Debentures issued during fiscal year 2007, have significant restrictions on our ability to raise any additional capital.  If we raise additional working capital, we will likely have to issue additional shares of our common stock and common stock warrants at prices that may dilute the interests of our existing shareholders.

A holder of a portion of the remaining 8% Debentures has asserted that a default exists.

One of the remaining two holders of the 8% Debentures (an assignee of one of the original holders that did not accept our prior offer to all holders) has asserted that the issuance of the 6% Debentures constituted a default (due to a potential variable conversion provision contained within the 6% Debentures which gives the 6% Debenture holder the right to convert the 6% Debentures into common stock at the lower of $1.25 or at a discount to market, subject to certain limitations and as defined) under the 8% Debentures.  We have contested that allegation (based on such clause not surviving the final agreement and a defense of in pari delicto), and will defend it in court if necessary.  Any such litigation will be time consuming and expensive and, although we believe that we have significant grounds to contest the existence of any default, we cannot be assured of success.  If they prove a default, we could be liable for 130% of the principal amount of their 8% debentures on the closing date of the 6% Debenture transaction (an amount of approximately $1,100,000, including accrued interest, in addition to the current outstanding principal of $500,000).

We have insufficient authorized capital to meet our share issuance obligations.

We currently have 75,000,000 shares of common stock authorized, but that number is insufficient for us to meet our obligations to certain persons, including the holders of our 6% Debentures and related warrants.  We had agreed to seek shareholder approval of an increase in our authorized capitalization to at least 175,000,000 by October 31, 2006, but we were unable to meet this requirement (although more votes approved our increase in authorized capitalization than disapproved it at our shareholders’ meeting held on October 30, 2006, we did not receive sufficient votes necessary to complete the increase under California law).  We have called a special meeting for a reconsideration of this matter to be held on January 2, 2007, but cannot provide any assurance that we will then be able to obtain the necessary shareholder approval.  If we fail to obtain shareholder approval to the extent required under California law for the increase in authorized capitalization, we may be in default under the terms of the 6% Debentures and related warrants as well as pursuant to certain other obligations.

Accounting charges resulting from our issuance of the 6% Debentures may lead to significant non-cash charges which would adversely impact future interest expense, net income and earnings per share and may also lead to future volatility in our financial statement components.

The issuance of the 6% Debentures during fiscal year 2007 has resulted in the classification of certain warrants and the conversion feature embedded in the 6% Debentures as derivative liability instruments (a combined $7,406,000 current liability at October 31, 2006).  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations.  Additionally, we will be required to record significant non-cash interest charges over the life of the 6% Debentures (in addition to interest expense relating to the 6% interest rate borne by the 6% Debentures which will be paid in cash or shares of our common stock, at our option).  The combination of these two factors will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

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

As a result of the acquisition of PPSC, we have significantly increased our revenues for the six months ended October 31, 2006 as compared to the six months ended October 31, 2005. As a result, we decreased our reliance on a few customers for a significant portion of our revenues.  For the six months ended October 31, 2006, two security services customers accounted for 13% and 10% of revenues, respectively, and one semiconductor materials and products customer accounted for 23% of revenues, while one security services customer accounted for 18% of revenues for the six months ended October 31, 2005.  However, significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products ordered from us.

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

Further, it is possible that future technological developments may occur.  The market for our homeland security, semiconductor and isotope products is characterized by rapidly evolving technology and a continuing process of development. Our future success will depend upon our ability to develop and market products that meet changing customer and technological needs on a cost effective and timely basis.  If we fail to remain competitive by anticipating the needs of our customers and our customers contract with other suppliers, our revenues and resulting cash flow could be materially and adversely affected.

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

Our shares are widely-held.  Even though our management beneficially owns (as of November 30, 2006) our securities equivalent to approximately 12% of the outstanding votes at any shareholders’ meeting (assuming no exercises of common stock warrants or options by any person other than management or conversions of the 6% or 8% Debentures), it is likely that they will be able to continue to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

We risk exposing ourselves to an above-policy limit product liability claim, which could adversely affect our working capital, shareholders’ equity and profitability.

The use of our radioisotopes in radiopharmaceuticals and in clinical trials may expose us to potential product liability risks that are inherent in the testing, manufacture, marketing, and sale of human diagnostic and therapeutic products.  Additionally, the sale and use of explosive and chemical detection products may expose us to potential liability risks that are inherent with the operation of these types of products (including, but not limited to failed detection).  We currently have product liability insurance; however, there is a risk that our insurance would not cover completely or would fail to cover a claim, in which case we may not have the financial resources to satisfy such claims, and the payment of claims would require us to use funds that are otherwise needed to conduct our business and make our products.

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

Although our common stock is currently quoted on the Nasdaq Capital Market, our common stock has in the past been subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990.  The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We have, at times in the past, been included within the SEC Rule 3a-51 definition of a penny stock, and we are currently subject to one remaining notification from Nasdaq which may place us in that status again.  When our common stock is considered to be a “penny stock,” trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities.

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

Our stock price has declined from a price of approximately $6.00 per share at the beginning of 2005 to prices of less than $1.00 at various times since May 2006. Our stock price may decline further as a result of future sales of our shares, the perception that such sales may occur or other reasons.  As of November 30, 2006, approximately 5,700,000 shares of common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

As of November 30, 2006, we had the following debentures and debenture obligations outstanding:

•                  8% Debentures aggregating $750,000 in principal amount; and

•                  6% Debentures aggregating $16,000,000 in principal amount

The 8% Debentures are convertible (at our election through our monthly amortization payments) into 1,056,338 shares of common stock, assuming a conversion price of $.71 (based upon a 12% discount to the closing price of $.81 on November 30, 2006 which is lower than the fixed conversion price of $5.00).  The aggregate $16,000,000 in principal of the 6% Debentures is convertible (at the election of the 6% Debenture holder, subject to certain weekly limitations) into 24,615,385 shares of common stock, assuming a conversion price of $.65 (based upon a 20% discount to the closing price of $.81 on November 30, 2006 which is lower than the fixed conversion price of $1.25).  The holders’ rights to convert the 8% and 6% Debentures and associated warrants are, however, subject to certain share issuance limitations.  In addition, as of November 30, 2006, we had outstanding options and common stock warrants for the purchase of up to 23,193,042 shares of common stock at an average exercise price of approximately $1.60 per share.  If all of the outstanding options, debentures and common stock warrants were to be converted, they would represent approximately 51% of our outstanding common shares on a fully diluted basis.  Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our common stock when it is to their economic advantage to do so.  Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants, options, and convertible preferred stock may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

The continuously adjustable conversion price feature of our 6% Debentures could require us to issue a large number of shares, which would cause dilution to our existing stockholders and may encourage investors to make short sales of our common stock, which could depress the price of our common stock.

We may be obligated to issue an extremely large number of shares upon the conversion of the 6% Debentures we have issued (or have agreed to issue) to Cornell because the conversion price is to be the lower of (a) $1.25 per share or (b) 80% of the average of the two lowest daily volume weighted average price (“VWAP”) of our common stock during the five trading days immediately preceding the conversion date.  Hence, the number of shares of our common stock issuable upon conversion of the 6% Debentures will increase if the market price of our stock declines, which may cause dilution to our existing stockholders.  Furthermore, the significant downward pressure on the price of the common stock as Cornell converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock, which in turn would lead to further dilution. In addition, not only the sale of shares issued upon conversion or exercise of debentures or warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our convertible debentures, or certain of our outstanding common stock warrants, we may be obligated to pay the investors of those securities liquidated damages.

We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding convertible debentures and common stock warrants.  Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933.  One of those obligations relates to a requirement to file a new registration for more than 50,000,000 additional shares by November 30, 2006 and to achieve effectiveness of that registration statement by January 15, 2007.   We were unable to meet the November 30, 2006 filing obligation and will not be able to meet the January 15, 2007 effectiveness obligation; consequently, we will be obligated to pay the holder of the 6% Debentures liquidated damages equal to 1% of the liquidated value of the 6% Debentures outstanding ($160,000 assuming no conversions by Cornell) for each 30 day period after the applicable date as the case may be.  The liquidated damages will be pro rated for each day, and in no case will we be obligated to pay liquidated damages for more than a total of 365 calendar days.  We may elect to pay any liquidated damages in cash or shares of our common stock if registered.  In connection with this additional filing obligation, we have been advised by the Securities and Exchange Commission that it may not grant effectiveness to the additional registration statement because of its interpretation of SEC Rule 415.  In that case, we will be obligated to pay liquidated damages to Cornell for the entire 365 day period unless Cornell waives the obligation.

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

Regulators of public companies such as Isonics have the authority to commence inquiries and investigations where the regulators have concerns.  The investigations, while involving the company, may not have anything to do with actions taken by the company or our failure to act.  Furthermore, the regulators may not inform us when the issues they were addressing are resolved.  From October 2004 through February 2005, both Nasdaq and the SEC requested documents from us with respect to inquiries they were undertaking (related primarily to questions regarding our press releases, public relations advisors, certain other disclosures that were made publicly and the termination of Grant Thornton LLP as our independent auditor).   We also met with representatives of Nasdaq to discuss issues related to market activity, press announcements, SEC filings, status of our business and other issues.   We provided information, which we believe to be responsive to all of the questions posed in the Nasdaq inquiry and to the SEC.  We have not received any requests for additional information from either the SEC or Nasdaq relating to those earlier inquiries since February 2005 and while we believe these issues are behind us, if any action resulted from these inquiries in the future, it may adversely impact us, and our ability to carry on our business.  As discussed above, we have one remaining notification from Nasdaq advising us that we are not in compliance with Nasdaq’s listing standards.

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

We will need to make substantial financial and man-power investments in order to assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, will require us to include this assessment and attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending April 30, 2008.   We will incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment (if applicable for the fiscal year ending April 30, 2008), we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Payment of Convertible Debenture Principal and Interest in Common Stock

From May 1, 2006 through December 1, 2006 we have issued various shares of common stock to holders of our 8% Debentures in payment of our monthly principal and interest obligations.  The following table summarizes such payments through December 1, 2006:

For Month Ended	Effective Date of Transaction	Number of Shares Issued
April 30, 2006	May 1, 2006	1,616,433
May 31, 2006	June 1, 2006	1,997,265
August 31, 2006	September 1, 2006	295,855
September 30, 2006	October 1, 2006	353,922
October 31, 2006	November 1, 2006	437,315
November 30, 2006	December 1, 2006	356,338

The following sets forth the information required by Item 701 in connection with the above stated transactions:

(a)           The transactions were completed effective as stated in the above table.

(b)           There was no placement agent or underwriter for the transactions.

(c)           The shares were not sold for cash.

(d)           We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for these transactions.  We did not engage in any public advertising or general solicitation in connection with these transactions.  The investors had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information.  Based on our investigation, we believe that the investors obtained all information regarding Isonics that they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities for investment purposes.

(e)           The common stock issued in these transactions is not convertible or exchangeable.  No warrants were issued in these transactions.

(f)            We received no cash proceeds from the issuance of the shares.  We did receive a relief from indebtedness as described above.

Warrant Issuances

From May 1, 2006 through December 1, 2006 we have issued various warrants (other than registered issuances) for services provided to us.  The following table summarizes such warrant issuances through December 1, 2006

Effective Date of Issuance	Number of shares purchasable	Exercise price	Expiration Date
May 18, 2006	50,000	$1.05	May 17, 2008
August 1, 2006	50,000	$0.67	July 31, 2008
November 29, 2006	125,000	$0.84	November 28, 2009

The following sets forth the information required by Item 701 in connection with the above stated transactions:

(a)           The transactions were completed effective as stated in the above table.

(b)           There was no placement agent or underwriter for the transactions.

(c)           The warrants were not issued for cash, but for services provided to us.

(d)           We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for these transactions.  We did not engage in any public advertising or general solicitation in connection with this transaction.  The investors had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information.  Based on our investigation, we believe that the investors obtained all information regarding Isonics it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)           The warrants are exercisable to purchase shares of our common stock at the respective prices and with the respective expiration dates as stated in the above table.

(f)            We received no cash proceeds from the warrant grants.

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

Item 4:  Submission of Matters to a Vote of Security Holders

As reported in our Form 8-K reporting an event of October 30, 2006 (filed October 31, 2006), on October 30, 2006, we held our annual meeting of shareholders in Denver, Colorado.  Three proposals were submitted to the shareholders for approval as set forth in our proxy statement dated September 29, 2006:

1                                          The election of seven directors to serve until the next annual meeting of shareholders and until their successors have been elected and qualified.

2.                                       An amendment to our Articles of Incorporation to increase our authorized common stock to 175,000,000 shares.

3.                                       The approval of a financing transaction completed in May and June 2006 with Cornell Capital Partners, L.P. (“Cornell”) and the resulting potential issuance of shares exceeding 19.99% of the number of shares then outstanding, which issuance will be accomplished pursuant to a financing transaction with Cornell, which approval is being sought in accordance with Nasdaq Marketplace Rule 4350(i)(1)(D)(ii).

There was no solicitation contrary to our proxy statement.  38,480,817 shares were present at the meeting and constituted a quorum.  The names of the directors elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified, and the number of votes cast for and against were as follows.  Our common stock voted as a single class in the election of directors.

Name of Director	Shares FOR	Shares WITHHELD
James E. Alexander	37,526,596	954,221
Boris Rubizhevsky	37,662,415	818,402
Lindsay A. Gardner	37,705,217	775,600
Richard H. Hagman	37,706,787	774,030
C. Stewart Verdery, Jr.	37,705,142	775,675
Richard L. Parker	37,713,937	766,880
Russell W. Weiss	37,706,667	774,150

Abstentions and broker non-votes were not counted for the purposes of determining the outcome of the vote on the election of directors.  They are included within the total of “shares withheld,” above.

Although more votes voted to approve an amendment to our Articles of Incorporation to increase our authorized common stock to 175,000,000 than to disapprove the amendment, an insufficient number of votes were cast to meet the requirements under California law.  5,919,799 shares voting voted for such approval and 1,387,160 shares voting against such approval.  31,093,858 shares were withheld.  Under the terms of the Cornell financing transaction, we are now required to call and hold a special shareholders meeting for the sole purpose of increasing our authorized capitalization.  Accordingly, we have called a special meeting of the shareholders to be held on January 2, 2007 to reconsider a proposal for an increase in our authorized capitalization and hope to obtain the required approval at that time.

The shareholders approved a financing transaction completed in May and June 2006 with Cornell and the resulting potential issuance of shares exceeding 19.99% of the number of shares then outstanding, which issuance will be accomplished pursuant to a financing transaction with Cornell, which approval is being sought in accordance with Nasdaq Marketplace Rule 4350(i)(1)(D)(ii), as described in the proxy statement.  6,257,963 shares voting voted for such approval and 1,024,436 shares voting against such approval.  31,093,858 shares were withheld.

Item 6: Exhibits

 Exhibits.

3.01          Registrant’s Amended and Restated Articles of Incorporation (dated May 5, 1997) (1)

3.02          Registrant’s Amended and Restated Bylaws (2)

3.03          Certificate of Amendment to Articles of Incorporation (dated November 15, 2001) (3)

3.04          Certificate of Amendment to Articles of Incorporation (dated April 29, 2005) (4)

10.01        6% Secured Convertible Debenture no. CCP-5: $3,000,000 principal (5)

10.02        Class A Common Stock Purchase Agreement, dated as of October 26, 2006 (6)

10.03        Employment Agreement with Christopher Toffales, dated as of October 27, 2006 (6)

10.04        Stockholders’ Agreement between Isonics, SenseIt, and Mr. Toffales, dated as of October 27, 2006 (6)

31.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2          Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)          Incorporated herein by reference to exhibit 3.03 filed with Isonics’ Registration Statement on Form SB-2 (“Registration Statement”) (Commission file No. 333-13289).

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

(5)          Incorporated herein by reference to exhibit 10.1 to the Form 8-K reporting an event of November 14, 2006, filed on November 17, 2006.

(6)          Incorporated herein by reference to exhibits 10.1 through 10.3 to the Form 8-K reporting an event of October 26, 2006, filed on November 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 15th day of December 2006.

Isonics Corporation
(Registrant)

By	/s/ James E. Alexander
James E. Alexander
President, Chief Executive Officer and Director

By	/s/ John Sakys
John Sakys
Chief Accounting Officer and Chief Financial Officer