Form 10-Q
period 2007-01-31
ISONICS CORP
filed 2007-03-19
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2007
Common Stock — no par value	12,637,887 shares

Isonics Corporation and Subsidiaries

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	January 31, 2007	April 30, 2006
CURRENT ASSETS:
Cash and cash equivalents	$1,854	$1,586
Accounts receivable (net of allowances of $173 and $67, respectively)	3,196	3,066
Inventories	1,424	630
Prepaid expenses and other current assets	1,707	1,046
Long lived assets held for sale	225	560
Assets of discontinued operations	791	1,713
Total current assets	9,197	8,601

LONG-TERM ASSETS:
Property and equipment, net	6,060	4,562
Goodwill	3,631	3,631
Intangible assets, net	350	491
Equity in net assets of investee	460	386
Other assets	626	192
Total long-term assets	11,127	9,262

TOTAL ASSETS	$20,324	$17,863

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	January 31, 2007	April 30, 2006
CURRENT LIABILITIES:
Accounts payable	$1,395	$2,169
Accrued liabilities	2,957	1,598
Current portion of obligation under capital lease	327	14
Current portion of notes payable	269	772
Current portion of convertible debentures, net of discount	284	10,432
Liabilities of discontinued operations	50	61
Total current liabilities	5,282	15,046

Obligation under capital lease, net of current portion	801	34
Derivative liabilities	5,583	—
Convertible debentures, net of discount and current portion	6,352	—
Notes payable, net of current portion	34	140

TOTAL LIABILITIES	18,052	15,220

Minority interest in consolidated subsidiary	123	—

STOCKHOLDERS’ EQUITY:
Common stock - no par value; shares authorized: January 31, 2007-175,000,000; April 30, 2006-75,000,000; 12,070,881 and 10,517,780 shares issued and outstanding on January 31, 2007 and April 30, 2006, respectively	63,175	57,061
Additional paid in capital	15,628	13,910
Deferred compensation	—	(24)
Accumulated deficit	(76,654)	(68,304)
Total stockholders’ equity	2,149	2,643

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,324	$17,863

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Revenues	$6,535	$5,260	$20,576	$12,950
Cost of revenues	5,139	4,926	16,164	13,182
Gross margin	1,396	334	4,412	(232)

Operating expenses:
Selling, general and administrative	3,150	2,651	11,015	7,771
Impairment loss on assets held for sale	—	—	—	398
Research and development	1,442	2,563	3,630	3,673
Total operating expenses	4,592	5,214	14,645	11,842

Operating loss	(3,196)	(4,880)	(10,233)	(12,074)

Other income (expense):
Amortization of debt issuance costs	(38)	(272)	(197)	(773)
Interest and other income	—	60	54	260
Interest expense	(928)	(2,307)	(2,347)	(5,026)
Foreign exchange	3	—	4	(6)
Gain on extinguishment of debt	—	—	227	—
Gain on derivative instruments	1,903	—	4,223	—
Equity in net income of investee	63	28	73	28
Total other income (expense), net	1,003	(2,491)	2,037	(5,517)
Loss from continuing operations before income taxes and minority interest	(2,193)	(7,371)	(8,196)	(17,591)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	(97)	—	(55)	—
Loss from continuing operations	(2,290)	(7,371)	(8,251)	(17,591)
Loss from discontinued operations, net of income taxes	(87)	(290)	(99)	(494)
NET LOSS	$(2,377)	$(7,661)	$(8,350)	$(18,085)

DIVIDEND ON SERIES E CONVERTIBLE PREFERRED STOCK	$—	$—	$—	$(101)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,377)	$(7,661)	$(8,350)	$(18,186)

Net loss per share—basic and diluted
Continuing operations	$(0.19)	$(0.91)	$(0.71)	$(2.30)
Discontinued operations	$(0.01)	$(0.04)	$(0.01)	$(0.06)
Attributable to common stockholders	$(0.20)	$(0.95)	$(0.72)	$(2.38)
Weighted average common shares used in computing per share information	11,962	8,105	11,666	7,646

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended January 31,
	2007	2006

Net cash used in operating activities	$(7,361)	$(12,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,615)	(1,488)
Equity investment in a business	(100)	(336)
Acquisition of business, net of cash acquired	—	(2,440)
Cash used in investing activities	(1,715)	(4,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(58)	(41)
Principal payments on borrowings	(5,718)	(583)
Proceeds from issuance of common stock	15	1,758
Proceeds from the issuance of convertible debentures and related warrants, net of offering costs	15,105	—
Preferred stock dividends	—	(101)
Cash provided by financing activities	9,344	1,033

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	268	(15,866)
Cash and cash equivalents at beginning of period	1,586	20,598
Cash and cash equivalents at end of period	$1,854	$4,732

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$141	$988
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$1,138	$—
Accruals for property and equipment	$32	$31
Capitalized debt issuance costs associated with issuance of common stock in a financing transaction	$601	$—
Payment in common stock of principal due on convertible debentures	$5,363	$—
Stock issued in connection with an acquisition	$—	$1,292

During the nine months ended January 31, 2006, we issued 2,500 shares of common stock in a cashless exercise of a common stock warrant and issued 683,505 shares of common stock upon conversion of convertible preferred stock.

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

We incurred significant losses from operations and used significant working capital in operations for the fiscal periods presented. Additionally, it is likely that we will continue to incur operating losses throughout the remainder of fiscal year 2007 as we continue to fund research and development of new and existing products and cover operating costs.  We have encountered and we anticipate that we will continue to encounter liquidity problems which could require us to curtail development projects, seek joint venture partners, sell assets and/or obtain additional financing with terms that may not be as favorable as might otherwise be available.  However, we raised additional financing (see Note 9), through long-term convertible debentures with a single investor, in the amount of $16,000,000, which has resulted in having positive working capital at January 31, 2007, of $3,915,000.  We believe that based on our financial position at January 31, 2007, and our projections of future operations, we will be able to continue operations into fiscal year 2008.

On February 13, 2007, we effected a one-for-four reverse stock split (see Note 12).  All impacted amounts included in the condensed consolidated financial statements and notes thereto have been restated for the stock split.  Impacted amounts include shares outstanding, share issuances, shares underlying stock options and stock warrants, loss per share and the fair value of equity-based instruments.

During the three months ended January 31, 2007, we reclassified the operations of our life sciences business as discontinued operations in accordance with SFAS No. 144, Accounting for the impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Prior year condensed consolidated financial statements have been restated to present the operations of the life sciences business as discontinued operations.  See Note 5 for additional information.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

As of January 31, 2007, (a) a total of 5,088,733 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding 6% and 8% convertible debentures were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of January 31, 2006, (a) a total of 1,903,986 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding 8% convertible debentures were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the nine month period ended January 31, 2007, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2006	10,517,780
Shares issued from employee stock purchase plan	3,307
Shares issued in payment of principal and interest on the 8% convertible debentures	1,384,794
Shares issued related to the 6% convertible debenture financing	165,000
Balance as of January 31, 2007	12,070,881

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $6,114,000 for the nine months ended January 31, 2007.

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

In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. A registration payment arrangement is defined in FSP EITF 00-19-2 as an arrangement with both of the following characteristics: (1) the arrangement specifies that the issuer will endeavor (a) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission (“SEC”) within a specified grace period, and/or (b) to maintain the effectiveness of the registration statement for a specified period of time (or in perpetuity); and (2) the arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 is effective for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, early adoption for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  As allowed, we adopted FSP EITF 00-19-2 in the quarter ended January 31, 2007.  The adoption of FSP EITF 00-19-2 did not have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion than an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 is effective for our fiscal year commencing May 1, 2007.  We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application for the first interim period of the same fiscal year is encouraged. The application of SAB 108 in the first quarter of fiscal 2007 did not have a material effect on our results of operations or financial position.

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

In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-07”).  The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities(“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized.  EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006.  We have a bifurcated conversion option in a convertible debt instrument and will apply this consensus at such time, if ever, when the conversion option no longer requires classification as a derivative liability in accordance with SFAS 133.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.   SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently.  The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	January 31, 2007	April 30, 2006
Finished goods	$465	$163
Work in process	75	34
Materials and supplies	884	433
Total inventories	$1,424	$630

Property and equipment

Property and equipment consist of the following (in thousands):

	January 31, 2007	April 30, 2006
Office furniture and equipment	$182	$126
Production equipment	7,596	5,673
Vehicles	191	175
Construction in process	967	608
Leasehold improvements	1,020	646
	9,956	7,228
Accumulated depreciation and amortization	(3,896)	(2,666)
Total property and equipment, net	$6,060	$4,562

NOTE 4 —SEGMENT INFORMATION

We currently have three reportable segments: homeland security products, security services and semiconductor products and services.  Our homeland security products segment includes both the marketing and development of our Ion Mobility Spectroscopy (“IMS”) technology and, through our 90%-owned subsidiary (SenseIt Corp, see Note 6), the development of next-generation infrared imaging and night vision technology through our Development & Licensing Agreement with Lucent Technologies, Inc.  Our security services segment provides security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation (“PPSC”), which was acquired in May 2005.  Our semiconductor products and services segment provides small and large diameter test and reclaim silicon wafers, silicon-on-insulator (“SOI”) wafers and wafer thinning and other semiconductor services.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and the assets of our former life sciences operation which is now categorized as discontinued operations.  Prior period amounts have been reclassified to conform to current period presentation.

Information by segment is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Segment revenues:
Homeland security products	$—	$—	$—	$35
Security services	3,625	3,457	11,241	9,090
Semiconductor products and services	2,910	1,803	9,335	3,825
Total	$6,535	$5,260	$20,576	$12,950

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Segment operating (loss) income:
Homeland security products	$(1,983)	$(2,183)	$(6,054)	$(4,254)
Security services	(83)	(117)	(377)	(79)
Semiconductor products and services	88	(900)	40	(4,374)
Reconciling amounts (1)	(1,218)	(1,680)	(3,842)	(3,367)
Total	$(3,196)	$(4,880)	$(10,233)	$(12,074)

	January 31,	April 30,
	2007	2006
Total assets:
Homeland security products	$2,324	$1,300
Security services	6,452	5,992
Semiconductor products and services	9,337	7,027
Reconciling amounts (2)	2,211	3,544
Total	$20,324	$17,863

(1)          Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.

(2)          Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items as well as the assets of our former life sciences operation which is now categorized as discontinued operations.

NOTE 5 —DISCONTINUED OPERATIONS

During the three months ended January 31, 2007, we elected to discontinue the operation of our life sciences business and to put the assets and business up for sale.  We decided to sell this business as it no longer fits our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment.  We expect to dispose of this business by July 31, 2007.   Revenue and pretax loss from the life sciences business, reported as discontinued operations, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Revenues	$466	$1,220	$1,659	$4,436
Pretax loss	$(87)	$(290)	$(99)	$(494)

In accordance with SFAS 144, the life sciences operation has been classified as a disposal group held for sale and has been presented as a discontinued operation in the condensed consolidated financial statements and footnotes thereto.  Prior year financial statements have been restated to present the operations of the life sciences disposal group as a discontinued operation.  We evaluated the carrying amount of the life sciences disposal group and determined that the recording of a loss for impairment was not warranted.  The assets and liabilities of the discontinued operation are presented separately under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively, in the condensed consolidated balance sheets, and consist of the following (in thousands):

	January 31,	April 30,
	2007	2006
Assets of discontinued operations:
Cash	$107	$531
Accounts receivable	269	344
Inventory	123	447
Property and equipment, net	229	292
Other assets	63	99
Total	$791	$1,713

	January 31,	April 30,
	2007	2006
Liabilities of discontinued operations:
Accounts payable and accrued liabilities	8	14
Note payable	42	47
Total	$50	$61

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

Pursuant to the Purchase Agreement, on October 27, 2006, we purchased shares of the Class A common stock of SenseIt in exchange for cash and other consideration, including, but not limited to, an assignment of all of our rights, title and interest in the Lucent Agreement.  As described above, we now have a 90% ownership interest in SenseIt.  Our ownership interest will be adjusted if SenseIt receives additional financing from third parties, and upon the occurrence of a Threshold Event.  The term “Threshold Event” is described in SenseIt’s Certificate of Incorporation, as amended, as the receipt by SenseIt of cumulative $20 million in certain equity financing.  At that time, the Class A common stock and Class B common stock will be converted into common stock, and the holder of the Class B common stock (held by the Christopher Toffales, chief executive officer of SenseIt and Chairman of the Board of Isonics Corporation) will be entitled to a 10% ownership interest.  The remaining 90% of the common stock outstanding will be allocated among the prior holders of common stock and Class A common stock.

Under the Purchase Agreement, we acquired 550,000 shares of Class A common stock of SenseIt for total consideration of $5.5 million paid as follows:

•                  We received a $4 million credit for payments made to Lucent, as required by the Lucent Agreement and for the assignment of our rights, title and interest in the Lucent Agreement, for 400,000 shares of Class A common stock; and

•                  $250,000 working capital was paid to SenseIt upon signing the Purchase Agreement for 25,000 shares of Class A common stock; and

•                  $250,000 working capital was paid to SenseIt in November 2006 for 25,000 shares of Class A common stock, which payment we were obligated to make no later than December 31, 2006; and

•                  $1,000,000 was paid to SenseIt in January 2007 for 100,000 shares of Class A common stock, which payment was subsequently made to Lucent by SenseIt as required under the Lucent Agreement.

Additionally, we have an obligation to make an additional $500,000 payment to SenseIt in March 2007 (against which we can credit legal costs in the amount of approximately $120,000 incurred related to entering into the SenseIt joint venture).  We will be entitled to receive one share of Class A common stock for each $10 investment.

In connection with the Purchase Agreement, we also entered into a Stockholders’ Agreement with SenseIt and its chief executive officer.  The Stockholders’ Agreement includes certain share transfer restrictions such as right of first refusal, as well as drag-along and tag-along rights.  The Stockholders’ Agreement does not currently impose any material obligations on us.  If at some time in the future (after we meet our initial remaining $500,000 obligation), SenseIt needs additional funding, we will have the right, but not the obligation, to provide that additional funding.

At the closing of the Purchase Agreement, SenseIt entered into an amended and restated employment agreement with the chief executive officer of SenseIt (the “Employment Agreement”).  The Employment Agreement has an initial term of two years, plus automatic two year extensions unless SenseIt or the chief executive officer chooses not to renew. The Employment Agreement sets forth the compensation payable to the chief executive officer and the time that he is required to devote to the business of SenseIt.  If termination occurs after SenseIt has made a commercial sale of a Lucent product, as described in the Lucent Agreement, or has acquired a business having revenues of $10 million or more in any one year, termination without cause will result in SenseIt’s obligation to pay the chief executive officer a two-year severance based on the respective annualized salary over the previous five years.  The

Employment Agreement is between SenseIt and its chief executive officer; Isonics Corporation has no obligation under the contract.

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

NOTE 7 — STOCK-BASED COMPENSATION

On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods.  Under this transition method, stock-based compensation expense for the nine months ended January 31, 2007, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”).  Stock-based compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Options currently granted to employees generally expire ten years from the grant date and vest over a three year period, with 25% of the stock option vesting immediately and 25% vesting on the anniversary date of the grant date for each of the subsequent three years.  Options currently granted to external members of our board of directors generally expire five years from the grant date and vest immediately.  As of January 31, 2007, we have 511,000 shares issuable under the 2005 Stock Option Plan.  The Directors’ Stock Option Plan does not have an explicit cap as to the number of shares issuable under the plan.  It is our current policy to issue new shares out of our authorized but unissued shares upon exercise of a stock option by a holder.

The following table sets forth the total stock-based compensation expense resulting from stock options included in our condensed consolidated statements of operations (in thousands):

Nine Months
Ended
January 31, 2007
Cost of revenues	$64
Selling, general and administrative	729
Research and development	7
Stock-based compensation expense before income taxes	800
Income tax benefit	—
Total stock-based compensation expense after income taxes	$800

Net cash proceeds from the exercise of stock options were $0 and $351,000 for the nine months ended January 31, 2007 and 2006, respectively.  In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.  We have not realized excess tax benefits in any period presented.  There was no share-based compensation cost capitalized as part of an asset as of January 31, 2007.

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

Nine Months
Ended
January 31, 2006

Net loss attributable to common stockholders, as reported	$(18,186)
Add: stock-based compensation costs included in reported net loss, net of related tax effects	30
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(818)
Adjusted net loss attributable to common stockholders	$(18,974)

Net loss per share attributable to common stockholders
Basic and diluted — as reported	$(2.38)
Basic and diluted — adjusted	$(2.48)

Share-based compensation recognized for the nine months ended January 31, 2007, as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under our equity incentive plans.  The following table sets out the weighted-average assumptions used for calculating the fair value of options granted during the nine months ended January 31, 2007 and 2006, respectively:

	Nine Months Ended
	January 31,
	2007	2006

Expected life (in years)	5.7	4.2
Interest rate	5.0%	4.0%
Volatility	85%	100%
Dividend yield	—	—

Expected volatility is based on historical volatility for a period at least equal to the expected life of the option under evaluation.  The expected life of an option is calculated using the simplified calculation of expected life, described in the SAB No. 107.  The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the nine months ended January 31, 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding, April 30, 2006	733,483	$8.48
Granted	255,750	$4.25
Exercised	—	$—
Forfeitures or expirations	(155,000)	$5.00

Outstanding, January 31, 2007	834,233	$7.84	7.0	$—

Exercisable, January 31, 2007	483,421	$7.59	5.7	$—

Expected to vest, January 31, 2007	231,349	$8.34	8.8	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on January 31, 2007, and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on January 31, 2007.  This amount changes based on the fair market value of our common stock.  Total intrinsic value of options exercised is $0 and $725,000 for the nine months ended January 31, 2007 and 2006, respectively.

The weighted average grant-date fair value of options granted during the nine months ended January 31, 2007 and 2006, were $3.12 and $7.32, respectively.  As of January 31, 2007, $1,514,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.9 years.

NOTE 8 — EQUITY

Expiration of Class B and C Warrants

On December 29, 2006, the publicly traded Class B and Class C common stock warrants expired.

Common Shares Authorized

On January 2, 2007, at a special meeting of shareholders, our shareholders approved an amendment to our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock to 175,000,000 shares.  On January 2, 2007 we filed a Certificate of Amendment to our Articles of Incorporation increasing our authorized capital with the California Secretary of State.  The amendment became effective on January 3, 2007.

Equity Instruments Issued for Services

In October 2006, in connection with entering the SenseIt joint venture (see Note 6), the individual who is the chief executive officer of SenseIt retained a 10% ownership interest in SenseIt through ownership of shares of Class B common stock.  This 10% equity interest was valued at $667,000 and the noncash charge is included in selling, general and administrative expense in our condensed consolidated statements of operations for the nine months ended January 31, 2007.

In August 2006, we entered into a consulting agreement with an individual to provide management services in our semiconductor products and services segment, whereby we issued a common stock warrant  (valued at $20,000 using the Black-Scholes pricing model) to purchase 12,500 shares of common stock at $2.68 per share.  The common stock warrant vested immediately, expires on July 31, 2008, and was recorded as prepaid consulting expense which was amortized ratably over the service period of five months.  During the nine months ended January 31, 2007, we recognized $20,000 of selling, general and administrative expense related to this agreement.

In May 2006, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant  (valued at $28,000 using the Black-Scholes pricing model) to purchase 12,500 shares of common stock at $4.20 per share.  The common stock warrant vested immediately, expires on May 17, 2008, and was recorded as prepaid consulting expense which was amortized ratably over the service period of four months.  During the nine months ended January 31, 2007, we recognized $28,000 of selling, general and administrative expense related to this agreement.

NOTE 9 — BORROWINGS

Capital Lease

In November 2006, we entered into a capital lease to finance equipment to be used in production by our semiconductor products and services segment.  The lease is in the principal amount of $1,138,000, bears a nominal interest rate of 16%, has a term of 36 months and includes a bargain purchase option whereby we have the right subsequent to the expiration of the lease term to purchase the asset under lease for no more than 5% of the original equipment cost.  Additionally, we issued the lessor a common stock warrant (valued at $66,000 using the Black-Scholes pricing model) to purchase 31,250 shares of common stock at $3.36 per share.  The common stock warrant vested immediately, expires on November 28, 2009, and is being amortized to interest expense over the term of the lease.

8% Convertible Debentures

On May 18, 2006, we made an offer to the holders of our outstanding 8% convertible debentures (the “8% Debentures”) to pay in cash the principal balance remaining immediately subsequent to making the monthly payment scheduled June 1, 2006, plus a 5% premium and accrued interest, both items to also be paid in cash.  On May 19, 2006, approximately $5.0 million out of the then-outstanding $8.2 million 8% Debentures accepted our offer.  The offer was made and accepted contingent upon the cash payment being made to the accepting holders on or before June 1, 2006, from the proceeds of a financing that we were then working to complete and which is discussed below.   In accepting our offer, the holders agreed to limit the anti-dilution provision on their warrants originally issued with their debentures such that the warrants would fully ratchet based upon the financing completed on May 31, 2006, and then the ratchet would be converted to a price-only ratchet whereby the exercise price would still be reduced to the effective price per share (or effective exercise price per share) of the subsequent equity sale but where the number of shares purchasable under the warrant would be fixed.  The holders also agreed to waive certain provisions of the Securities Purchase Agreement entered into concurrently with the 8% Debentures which relate to entering into a future financing with variable conversion terms (such contractual terms we do not believe to be in force).  In accordance with this offer and subsequent to closing the financing on May 31, 2006, we paid approximately $4.1 million from the proceeds of the financing to the holders accepting our offer (such payment was calculated after including the impact on their outstanding principal balance of the normal monthly amortization payment made to them on June 1, 2006).   This payment resulted in a reduction in the principal balance of the 8% Debentures of $3,880,000.

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

As a result of entering into the financing transaction with Cornell Capital Partners, L.P. discussed below, which includes a fixed conversion price of $5.00, the warrants associated with the 8% Debentures were amended per the warrant agreement such that the warrant exercise price was reduced from $25.00 per share of common stock to $5.00 per share of common stock.  Simultaneously, the number of shares purchasable under the warrants increased from 398,475 to 1,992,377.  Due to our offer made on May 18, 2006, to the holders of the 8% Debentures and the acceptance of the offer by certain holders, of the currently outstanding warrants associated with the 8% Debentures, warrants to purchase 1,139,251 shares of common stock have a price ratchet only whereby no change to the number of shares purchasable will occur and warrants to purchase 853,126 shares of common stock continue to retain the original ratchet provisions.

Upon conclusion of the financing transaction with Cornell Capital Partners, L.P. discussed below, which has a variable pricing component, we reevaluated the classification of the aforementioned 853,126 warrants originally issued with the 8% Debentures and which still contain a full ratchet provision.  We evaluated the warrants in accordance with the provisions of SFAS 133 and EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) which provide guidance, among other topics, as to whether equity or derivative liability classification is appropriate for freestanding warrants.  Because of the issuance of the variable rate financing, we no longer have control over the ratchet of the fully ratcheting warrants.  Therefore, there is a possibility (and per EITF 00-19, we are not allowed to consider in our evaluation the likelihood of such an event occurring) that the number of shares issuable related to the warrant could exceed our authorized but unissued shares if the warrant were to ratchet to a sufficiently low exercise price.  If we did not have sufficient authorized but unissued shares to satisfy the number of shares issuable under the warrant if exercised, we may have to net cash settle a portion or all of the warrant.  Accordingly, we reclassified the aforementioned warrants from equity to derivative liabilities in the amount of $1,773,000, which represents the estimated fair value of the warrants at the date of reclassification.  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivative instruments for the nine months ended January 31, 2007, in the amount of $703,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as liabilities and January 31, 2007.

Having met all requirements to allow us to do so, we elected to make the monthly principal and interest payments due for our 8% Debentures on May 1, 2006, and June 1, 2006, in shares of our common stock.  Accordingly, we issued a total of 404,110 and 499,318 shares of common stock, respectively, in settlement of (1) principal amounts owed on the 8% Debentures in the nominal amounts of $1,822,500 and $1,647,500, respectively and (2) interest obligations for the months of April 2006 and May 2006 in the nominal amounts of $66,500 and $21,250, respectively.  As the payments were made in stock in lieu of cash, the fixed monetary amounts of the principal and interest payments will have a larger impact on the condensed consolidated financial statements as compared to the nominal amounts disclosed.  This difference is due to application of the fixed discount applied to the price of our common stock in the calculation of the number of common shares due for each principal payment and interest payment when made in shares of our common stock, as defined.

We elected to make our monthly principal and interest payments due on July 1, 2006, and August 1, 2006 in cash.  Each payment included a reduction to outstanding principal of $562,000 and interest relating to the calendar month preceding each respective payment.

Having met all requirements to allow us to do so, we elected to make the monthly principal and interest payments due for our 8% Debentures on September 1, 2006, October 1, 2006, November 1, 2006, December 1, 2006, January 1, 2007, and February 1, 2007, in shares of our common stock.  Accordingly, we issued 74,215, 88,481, 109,329, 89,085, 120,262 and 117,732 shares of common stock, respectively, in settlement of the principal amount owed on the 8% Debentures in the nominal amount of $250,000 for each respective payment and interest relating to the calendar month preceding each respective payment.  Subsequent to these payments, there is no outstanding principal balance on the 8% Debentures.

The cumulative discount on the 8% Debentures (arising from the allocation of a portion of the proceeds to the related warrants) is being amortized to interest expense over the term of the 8% Debentures using the effective interest method.  During the nine months ended January 31, 2007, $287,000 of this discount was amortized to interest expense.

Two former holders of the 8% Debentures have at various times asserted that the issuance of the 6% Debentures constituted a default (due to a potential variable conversion provision contained within the 6% Debentures) under the 8% Debentures.  We have contested that allegation on several bases and will defend against any further allegation of default as necessary.   Remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration.  The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher.  If they prove a default, we could be liable for an amount of approximately $1,150,000, including accrued interest.

6% Convertible Debentures

On May 31, 2006, we completed a private placement pursuant to which we issued to one accredited investor, Cornell Capital Partners, L.P. (“Cornell”) a 6% secured convertible debenture with a principal amount of $10,000,000, which was the first of three 6% secured convertible debentures (cumulatively, the “6% Debentures”), for which the aggregate principal amount issued was $16,000,000.  On June 5, 2006 (two trading days prior to the filing of a registration statement contemplated in the transaction documents correlated with the 6% Debentures), we issued the second of the three 6% Debentures. This 6% Debenture has a principal amount of $3,000,000.  The final 6% Debenture with a principal amount of $3,000,000 was issued on November 16, 2006, two trading days prior to a registration statement being declared effective by the SEC.  The 6% Debentures are convertible into shares of our common stock at the lesser of $5.00 (the “Fixed Conversion Price”) or 80% of the average of the two lowest daily volume weighted average prices (“VWAP”) of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”).  The 6% Debentures mature on May 31, 2009 (the “Maturity Date”).  In addition to the 6%

Debentures, we issued three warrants (the “6% Debenture Warrants”) to purchase a total of 2,000,000 shares of our common stock at exercise prices of $5.00 per share (500,000 warrants), $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants). Each of the warrants can be exercised for a period of three years.

The then-effective conversion price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 6% Debenture agreement.  Additionally, the Fixed Conversion Price will be reduced if we issue shares of stock or other instruments that are exchangeable into or convertible into common stock at an effective price less than the Fixed Conversion Price.  The Fixed Conversion Price will be adjusted to mirror the conversion, exchange or purchase price at issue.  Our issuance and exercise of options which are compensatory and pursuant to our stock option plans will not cause an adjustment under this provision.

Interest accrues on the outstanding principal balance at the annual rate of 6%.  Interest is payable on the Maturity Date in cash or shares of our common stock, at our option.  At January 31, 2007, accrued interest expense on the 6% Debentures was $536,000.  If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

The investor and an unaffiliated party provided us services in connection with completing the transaction. To compensate these entities for those services, we issued them 165,000 shares of our common stock (the “Buyers Shares”).  We also paid Cornell or its affiliates fees in the cumulative amount of $900,000.

We were contractually required to seek shareholder approval of this transaction by no later than January 31, 2007, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 16 million shares upon conversion of the 6% Debentures and to approve an increase in authorized shares of common stock to at least 175 million shares.  On October 30, 2006, we held our annual meeting of shareholders whereby the shareholders approved the total number of shares issuable under the transaction documents.  Although more shareholders voted in favor of amending our articles of incorporation to increase our authorized common stock, we did not receive the number of votes for the proposal required by California law to complete the amendment as required.  Under the terms of both the 6% Debentures and the related warrants, if we had insufficient authorized capitalization after December 31, 2006, we had an obligation to call and hold a special meeting of its stockholders within 60 days for the sole purpose of increasing our authorized capitalization.  As aforementioned, an increase in authorized capitalization from 75 million shares of common stock to 175 million shares of common stock was approved at a special meeting of shareholders on January 2, 2007.  As part of a waiver agreement entered into with Cornell in February 2007 (discussed below), Cornell waived the original compliance period.

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

•                  If converting using the Market Conversion Price, Cornell is limited to converting no more than $400,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.

•                  The maximum number of shares that may be issued upon conversion of the principal amount of the 6% Debentures is contractually limited to 16 million shares.

If at a conversion event, we have insufficient shares authorized but unissued and unreserved to convert principal and pay interest in common stock, our stock is not listed or quoted on a market (as defined), we have not timely satisfied any conversion obligations or the issuance of shares would violate certain other defined sections of the agreement, the holder has a right to request net cash settlement of the conversion based upon a defined calculation.

If there is an effective underlying registration statement and if the volume weighted average price of our common stock is equal to or greater than $10.00 for twenty consecutive trading days, we may force Cornell to convert the outstanding principal and any accrued interest, subject to the share issuance limitations discussed above.

We have the right, after providing ten trading days advance written notice, to redeem in cash a portion or all amounts outstanding under the 6% Debentures prior to the Maturity Date provided the closing bid price of our common stock is less than $10.00 at the time the redemption notice is provided.  If we exercise this redemption right, a redemption premium in the amount of 20% of the principal amount being redeemed will be due.  During the ten day notification period, Cornell may elect to convert any portion or all of the outstanding 6% Debenture amount.

Through May 31, 2007, we have granted Cornell the right to participate in any allowed capital raise up to 50% of the raise.  Subsequently and until such time no portion of the principal and interest due on the 6% Debentures is outstanding, we have granted Cornell the right to participate in any allowed capital raise up to 25% of the raise.

The 6% Debenture Warrants are exercisable for cash only unless there is no effective underlying registration statement, at which point a holder can elect a cashless exercise.  As the shares underlying the $7.00 and $8.00 warrants, each exercisable for 750,000 shares of our common stock, are not currently registered, the holder of the warrants currently has a right of cashless exercise for these two warrants.  The then-effective warrant exercise price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 6% Debenture Warrant agreements.  Additionally, the exercise price and number of shares upon issuance of common stock are subject to adjustment in cases where we issue shares of common stock (other than Excluded Securities or issuances in connection with other components of the 6% Debenture documents) for consideration per share less than the then-existing warrant exercise price.  If an adjustment is triggered, the warrant exercise price for the warrant for 500,000 shares at an exercise price of $5.00 per share and the warrant for 750,000 shares at an exercise price of $7.00 per share will be adjusted to a price determined by multiplying such exercise price by a fraction of which (a) the numerator shall be the number of shares of common stock outstanding immediately before such issuance plus the number of shares of common stock that the aggregate consideration received by us for such issuance would purchase at the warrant exercise price then in effect and (b) the denominator shall be the number of shares of common stock outstanding immediately prior to such issuance plus the number of new shares to be issued in the triggering event.  Concurrently, the number of shares issuable upon exercise of the warrant will be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment.  The warrant for 750,000 shares exercisable at $8.00 per share has a different adjustment calculation whereby a subsequent triggering equity issuance would lead to a reduction in the warrant exercise price per share equal to the price per share (or effective exercise price per share) of the subsequent equity issuance.  There would be no change to the number of shares issuable under the warrant.

On February 19, 2007, we entered into a waiver agreement (the “Waiver Agreement”) with Cornell that, among other terms, waived certain deficiencies in compliance with and amended certain clauses of the 6% Debenture transaction documents.  In return for the waivers granted and other amendments to the transaction documents, we agreed to provide a one-time ratchet to the $7.00 warrant and the $8.00 warrant, each exercisable for 750,000 shares.  The one-time ratchet will occur upon the first conversion by a holder of the 6% Debentures and the exercise price of the aforementioned warrants will be automatically adjusted to the average of the two lowest daily VWAP’s of our common stock during the five trading days prior to such conversion (to the extent that the new exercise price is lower than the then existing exercise price).  Additional terms included in the Waiver Agreement are discussed  in various places below.  Due to the waiver of certain deficiencies, we believe we are now in compliance with all obligations under the 6% Debenture transaction documents and, accordingly, have classified the 6% Debentures as a noncurrent liability.

As a result of a freestanding registration rights agreement, we had several obligations to register the shares underlying the 6% Debentures, Buyers Shares and 6% Debenture Warrants.  The aforementioned Waiver Agreement included waiver of certain deficiencies and amended certain clauses of the original registration rights agreement.  A discussion of the registration rights follows:

•                  Initial registration statement - We were required to file an initial registration statement to register 2,183,947 shares of common stock (related to the Buyers Shares, the 6% Debenture Warrant exercisable for 500,000 shares at $1.25 per share and 1,518,947 shares to be issued upon conversion of the 6% Debentures) no later than August 7, 2006 (a registration statement was filed on June 7, 2006) and to have the initial registration statement declared effective by September 28, 2006 (the registration statement was declared effective on November 20, 2006).  Because we failed to meet our effectiveness deadline, we could have incurred liquidated damages of one percent of the outstanding balance of the 6% Debentures for each thirty-day period, prorated by day, subsequent to the date of the deadline missed until such time as the registration statement was declared effective.  However, in November 2006 Cornell waived the penalty in respect to obtaining effectiveness of the original registration statement.  No concession was given by us in return for the waiver.

•                  Subsequent registration statement - As a result of our shareholders approving the Cornell transaction on October 30, 2006, we were obligated to file an amended registration statement by November 30, 2006, to register the full number of shares required under the 6% Debenture transaction documents (representing the Buyers Shares, shares underlying the 6% Debenture Warrants and shares upon the conversion of the 6% Debentures based on a defined formula but in an amount not to exceed 16 million shares) and obtain effectiveness of the registration statement by January 15, 2007.  We are unable to file any additional registration statement until our shareholders approved the increase in authorized shares of common stock on January 2, 2007.   Additionally, current interpretation by the SEC of registration rules regarding financing structures with market-based conversion features precludes us from registering at one time the full number of shares required by the 6% Debenture transaction documents.  Consequently, we had a contractual obligation to pay Cornell liquidated damages equal to 1% of the liquidated value of the 6% Debentures outstanding ($160,000 assuming no conversions by Cornell) for each 30 day period until such time, if ever, that we became in compliance with our contractual obligation to Cornell.  In the Waiver Agreement, Cornell waived the damages incurred under this provision.  Although the payment of this specific amount in cash or common stock was waived, the concession to allow a one-time ratchet granted to Cornell in the Waiver Agreement has a charge associated with it and, as such, we incurred a cost to obtain the waiver.  Accordingly, we recorded a selling, general and administrative expense in the amount of $320,000 for the three months ended January 31, 2007, related to this damages provision

Further, the Waiver Agreement provides that we must file a registration statement within 60 calendar days of receipt of written notification by the holder requesting that the registration statement be filed.  This registration statement must include the total transaction shares unregistered at that time (or the maximum shares that may be registered as advisable by the SEC if less than the total transaction shares unregistered).  After filing, we must use our best efforts to gain effectiveness of the registration statement within 45 days of filing.  On February 21, 2007, Cornell provided written notification of their request that we file an additional registration statement within 60 days (by April 22, 2007).

•                  Continued effectiveness - Once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, if sales are not able to be made under the registration statement (due to failure to keep the registration statement effective or failure to register sufficient shares or otherwise), Cornell will have recourse to the aforementioned one percent per thirty-day liquidated damages penalty.

We are not obligated to pay liquidated damages for more than a total of 365 calendar days.  We may elect to pay any liquidated damages in cash or shares of our common stock if registered.   Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

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

So long as principal amounts are outstanding under the 6% Debentures, we have agreed to not sell capital stock or grant security interests which meet certain defined characteristics without the prior consent of Cornell.  However, certain transactions defined as Excluded Securities are exempted from this prior consent provision.  Excluded Securities include (1) securities issued in connection with a strategic partnership or joint venture, (2) securities issued as consideration for a merger or consolidation or the acquisition of a business, product, license or other asset of another person or entity, (3) options (priced not less than at the market) provided to employees within the first thirty days of employment, (4) securities issued pursuant to an approved stock plan, (5) up to 250,000 shares (priced not less than market) which may be issued as long as no registration rights are included and as long as not pursuant to a Form S-8 and (6) any other issuances to holders of other pre-existing securities if such issuances are provided for in the terms of such instrument.

The 6% Debentures are secured by individual security agreements with Isonics Vancouver, Inc. (“IVI”), Isonics Homeland Security and Defense Corporation (“HSDC”) and PPSC.

We allocated the net proceeds received between the first $13,000,000 6% Debentures and the related warrants based on the relative fair value of each instrument.  The $2,718,000 allocated to the warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 6% Debentures.  We evaluated the embedded conversion feature in the 6% Debentures in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to certain provisions which could result in net cash settlement, the feature should be classified as a derivative instrument and should be recorded as a liability in our condensed consolidated financial statements.  Accordingly, we recorded the aforementioned embedded conversion feature as a derivative liability in the amount of $6,342,000 (which represents the estimated fair value of the feature at the date the financing was consummated) and as a corresponding reduction in the carrying value of the 6% Debentures.  We also recorded the embedded conversion feature related to the $3,000,000 debenture issued in November 2006 as a derivative liability in the amount of $949,000 and as a corresponding reduction to the carrying value of that debenture.  Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments.  We recorded a gain on derivative instruments for the nine months ended January 31, 2007, in the amount of $2,778,000, such amount representing the estimated change in fair value of the embedded conversion feature between the date the financing transactions were consummated and January 31, 2007.

The cumulative discount on the first $13,000,000 of the 6% Debentures in the amount of $9,786,000 (arising from the allocation of a portion of the proceeds to the related warrants, the classification of the embedded conversion feature as a derivative liability and the cash fee paid to Cornell) and the discount on the final $3,000,000 of the 6% Debentures in the amount of $1,114,000 (arising from the classification of the embedded conversion feature as a derivative liability and the cash fee paid to Cornell) are being amortized to interest expense over the term of the 6% Debentures using the effective interest method at an effective interest rate of 49% and 19%, respectively.  During the nine months ended January 31, 2007, $1,256,000 of discount was amortized to interest expense.

We capitalized as debt issuance costs the fair value of the 165,000 Buyers shares (an amount of $601,000) and $28,000 of costs directly incurred in consummating the financing and these capitalized costs are being amortized to amortization of debt issuance costs over the life of the 6% Debenture using the effective interest method.  For the nine months ended January 31, 2007, $76,000 of the capitalized debt issuance costs was amortized to expense.

The 6% Debenture Warrants with an exercise price of $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants) were not exercisable until after our shareholders approved the issuance of these two warrants (as part of the total transaction shares, as defined) in a shareholders’ meeting.  On October 30, 2006, our shareholders approved the transaction with Cornell and accordingly these two warrants became exercisable.  Upon becoming exercisable, we re-evaluated the classification of the warrants in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to having an insufficient number of authorized shares (including all other commitments which may require the issuance of stock) to potentially settle the warrants, the warrants should be classified as a derivative instrument and should be recorded as a liability in our condensed consolidated financial statements.  Accordingly, we reclassified the aforementioned warrants out of equity and as a derivative liability in the amount of $1,611,000 (which represents the estimated fair value of the warrants at the date the warrants became exercisable).  At a shareholder meeting on January 2, 2007, the shareholders approved the increase in authorized capital to 175 million shares and we amended our Articles of Incorporation accordingly.  At that time, we then had a sufficient number of authorized shares to potentially settle the warrants and the warrants were reclassified back to equity at their fair value on January 2, 2007, which is an amount of $869,000.  We recorded a gain on derivative instruments for the nine months ended January 31, 2007, in the amount of $742,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as derivative liabilities and the date reclassified back to equity on January 2, 2007.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

As of January 31, 2007, we had commitments outstanding for capital expenditures of approximately $2,470,000.

NOTE 11 - RELATED PARTY TRANSACTIONS

In conjunction with the acquisition of PPSC, we retained the services of both the former owners in an employment relationship.  Subsequent to the acquisition, PPSC continued to lease premises partially owned by one of these individuals.   However, this lease was terminated effective August 31, 2006.

We have a research and development agreement with Institut fur Umwelttechnologien GmbH (“IUT”), an equity method investee of which we own 30%.  We funded $915,000 and $1,192,000 under this agreement during the nine months ended January 31, 2007 and 2006, respectively (and a total of $2,724,000 since entering into our first research and development agreement in June 2004).  All funded payments have been included as research and development in the condensed consolidated statements of operations.

NOTE  12 — SUBSEQUENT EVENTS

Reverse Stock Split

On February 13, 2007, we effected a one-for-four reverse stock split of our common shares upon the filing of a Certificate of Amendment to our Articles of Incorporation with the California Secretary of State.  The reverse stock split was approved by our shareholders in the special meeting of shareholders held on January 2, 2007.  As a result of the reverse stock split, effective February 13, 2007, every four shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares.  No fractional shares were issued in connection with the reverse stock split.  Shareholders who were entitled to a fractional share received a whole share.  The reverse split affected all of the holders of our common stock uniformly and did not affect any shareholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split.  Any shares of our common stock or shares of common stock underlying options, warrants and convertible debentures were proportionately reduced and the exercise prices of any warrants or options and the conversion prices of any convertible debentures were proportionately increased by the reverse stock split. All impacted amounts included in the condensed consolidated financial statements and notes thereto have been restated for the stock split.

Management Changes and Related Stock Based Compensation Events

In February 2007, we entered into a Settlement Agreement and Mutual Release with both (a) the former chief executive officer, president and chairman of the Board of Directors and (b) the former senior vice president and vice chairman of the Board of Directors whereby the individuals resigned those positions, terminated their employment contract with us, and accepted specified cash-based and stock-based remuneration (from the 2005 Stock Option Plan) for continuing employment as non-officer, non-director, consulting employees.   Subsequent to the resignation of the aforementioned executives, the Board of Directors appointed Christopher Toffales, the chief executive officer of SenseIt, as the new Chairman of the Board and entered into an employment agreement with the individual.  Additionally, changes in position were made with certain individuals of the remaining management team.   The Board approved a new stock option plan, the 2007 Restructuring Equity Plan (the “2007 Plan”), which authorizes the grant to our key employees, officers, consultants or advisors of incentive and nonqualified stock options to purchase shares of our authorized but unissued common stock.  The maximum number of shares of our common stock available for issuance under this plan is 3.5 million shares, of which 3.25 million were included in stock option grants associated with the management changes.  Under the aforementioned employment agreement, we are required to seek shareholder approval of the 2007 Plan at either the annual meeting of shareholders expected to be held in October 2007 or earlier at a special meeting of shareholders under certain conditions.  For additional detail about these management changes, see the information in the Form 8-K filed February 20, 2007.  We have not completed our assessment of the financial statement impact of these events, although we expect to record a significant charge for the year ended April 30, 2007.

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

General Discussion

We are an advanced materials and technology company focused on the development and provision of homeland security products and services, the manufacture and reclamation of silicon wafers and the manufacture of SOI wafers to the semiconductor industry.  In January 2007, we decided to sell our life sciences business (which supplies isotopes for life sciences and health-care applications) as it no longer fits our long-term strategy for building a sustainable and profitable homeland security and semiconductor company and because of the deteriorating business conditions in the historical revenue producing products in the segment.  We are currently marketing the business to interested buyers and are working to complete the disposal by July 31, 2007.

Effective February 14, 2007, our Chairman of the Board and Chief Executive Officer James E. Alexander and our Senior Vice President Boris Rubizhevsky resigned both their executive management positions and Board seats in order to pursue other entrepreneurial interests.  Christopher Toffales was named as Chairman of the Board and John Sakys, our Chief Financial Officer was also named a Board member and was promoted to President and Chief Operating Officer, and is serving as our interim Chief Executive Officer.  Kenneth J. Deane was promoted to the position of Chief Financial Officer.  Additionally our Vice President of Corporate Development, Lindsay Gardner resigned as a Director in order to allow for a greater concentration of independent directors.  Ms. Gardner remains employed as an officer of Isonics.

Our outstanding Class B and Class C common stock warrants expired on December 29, 2006, and as a result are no longer exercisable for shares of common stock.

Liquidity and Capital Resources

As a result of our ongoing operating losses and financial commitments, including both borrowings and research and development funding, see our discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During fiscal year 2006 and the nine months ended January 31, 2007, our revenues were generated from sales of stable and radioactive isotopes (although these will continue to decrease as we are winding down our isotope trading business and are currently marketing the business for sale), small and large diameter test and reclaim silicon wafers, SOI wafers and wafer thinning and other semiconductor services.  Additionally, as a result of the acquisition of PPSC in May 2005, we also generated revenues from providing security services for leading businesses and institutions in healthcare, education, retail, manufacturing and the art world.

We expect that sales from our semiconductor operations will continue to increase during the remainder of our 2007 fiscal year due mainly to the growth of our 300-millimeter large-diameter silicon wafer and wafer thinning product lines.  Since the acquisition of PPSC, we have increased revenues for the security services business, and we continue to pursue additional customers in both the commercial and selective government markets.

In addition, we have focused our efforts in the homeland security segment on our products with the potential for higher margin sales and have reduced the scope of our product development activities to those products based on our IMS technology and, via our 90% owned joint venture created in October 2006 (SenseIt), with development activity related to our agreement with Lucent.  We have completed our initial commercial installations of our IMS products in the AirChx system manufactured by DualDraw (discussed more fully below), the proceeds from which are being classified as deferred revenue pending completion of certain tasks.  We have not received any subsequent purchase commitments and we do not expect to receive any further purchase commitments pending improvements to the IMS product that is incorporated into the AirChx system.  Consequently it is not likely that we will receive any significant revenues from the IMS products during the remainder of our fiscal 2007, although we are hopeful that our fiscal 2008 will reflect greater revenues from IMS products (although we cannot offer any assurance that this will, in fact, be the case).

We are also hopeful that SenseIt will begin to generate revenue from the next-generation infrared imaging and night vision surveillance technology in fiscal year 2008, although we can offer no assurance that a marketable product will be developed .

As evidenced by the introduction of new products into our semiconductor products and services segment and by our homeland security operations, we are attempting to bring our recently developed product lines to market, which we expect to add to our revenue stream in the future.  The following is a more specific discussion of our current operations.

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

Security Services — In May 2005, we acquired PPSC, a provider of security services located in New York, New York.  Since the effective date of the acquisition, PPSC has delivered significant revenue to our consolidated financial statements and has provided gross margin of approximately 24% of revenues for the nine months ended January 31, 2007.   The segment has, however, generated an operating loss for the three and nine months ended January 31, 2007, of $(83,000) and $(377,000), respectively.  During the three and nine month periods, the operating loss includes amortization of acquisition-related customer intangibles in the amount of $36,000 and $108,000, respectively, and stock-based compensation expense of $10,000 and $75,000, respectively.  Included in the operating loss for the nine months ended January 31, 2007, is enhanced staffing for growth in the business as well as the costs incurred in relocating the office of PPSC.

PPSC has successfully obtained its Government Contract Schedule (“GSA Schedule”) for security services.  Although we have selectively pursued and continue to selectively pursue government contracts in addition to commercial contracts, we have not acquired any government security contracts to date and we can offer no assurance that we will be able to do so.

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

In November 2005, we signed a development agreement with DualDraw LLC (“DualDraw’), a manufacturer of air quality equipment.  Under this agreement, we have been working to incorporate our panel mounted IMS system into the DualDraw mailroom inspection workstation, a downdraft workstation that keeps toxic substances away from the breathing zone of mailroom workers who are sorting or opening mail and captures such substances with a HEPA filtration system.  The incorporation of our IMS capability provides an alarm if certain toxic or explosive substances are detected.  In November and December 2006 we completed our first seven commercial installations of our IMS system into existing DualDraw workstations at customer sites.  Although (as is typical with new technology) there were some issues at the customer installations, we have worked through the majority of those issues with DualDraw and its customers, and we believe that we will be able to resolve the remaining few issues in the near future.  We have taken the feedback from these initial installations and are continuing to refine, tune and third-party test the capabilities of our product.  It is not likely that we will receive any significant revenues from the IMS products during the remainder of our fiscal 2007, although we are hopeful that our fiscal 2008 will reflect greater revenues from IMS products (although we cannot offer any assurance that this will, in fact, be the case).

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

Infrared Imaging Technology — On December 5, 2005, we approved a development plan that resulted in us becoming obligated under the Lucent Agreement entered into with Lucent in September 2005 which, in October 2006, we assigned to our 90% owned subsidiary, SenseIt, which is described in more detail below.  Under the Lucent Agreement, we are attempting to develop a next-generation infrared imaging and night vision surveillance technology based on Lucent’s micro electro-mechanical systems (“MEMS”) technology under development at its nanotechnology fabrication facility.  Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes, and threat detection devices used to identify concealed weapons or explosives.  The MEMS approach to infrared imaging, if successful, may lead to products, which are at least equal in performance with a lower power consumption and price than products currently available in the marketplace today.  Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process.  The development plan contemplates a proof-of-concept during calendar year 2007, followed by steps towards commercialization, though we can provide no assurance that a commercially attractive product will ultimately be available.

The Lucent Agreement provides for SenseIt to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Lucent Agreement.  In exchange for this license, we (through our obligations to SenseIt) are funding certain of Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000.  We paid $5,000,000 of the original $12,000,000 obligation under this agreement through the date of this report (in addition to another $333,000). The remaining balance will be paid in $1,000,000 increments commencing in April 2007 and approximately every three months thereafter.  SenseIt has the right to terminate the development project for any reason (including if the development work is not proceeding up to our expectations) from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  Additionally, upon the commencement of commercial sales, if ever, we would be obligated to pay royalties based on revenue, potentially a sales referral fee based on revenue and also an annual exclusivity payment to maintain our exclusive rights to the developed technology.

In October 2006, we acquired a 90% interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement (such assignment was approved by Lucent), although we will continue to be jointly and severally liable with SenseIt to Lucent for amounts due to Lucent under the assigned Lucent Agreement. In addition, we also entered into a new statement of work with Lucent (which was also subsequently transferred to SenseIt).  The remaining 10% of SenseIt is held by Christopher Toffales (our Chairman of the Board), a seasoned and successful industry veteran, who also serves as President and Chief Executive Officer of SenseIt.  SenseIt will continue to work with Lucent to develop prototypes of its first product line, “direct view” thermal imagers for weapons sights and night vision goggles and anticipates completing these prototypes within the next nine to twelve months.  In addition, SenseIt, in conjunction with Lucent, is also pursuing a more traditional focal plane array product suitable for integration into thermal imaging cameras, as well as an advanced solid state imager approach to create a “Multi-Spectral Sensor” which can detect infrared and visible light (or two spectra of infrared light) simultaneously.

Concurrent with and subsequent to the acquisition of the interest in SenseIt, we made contractually required investments in SenseIt (to provide working capital) in a cumulative amount of $500,000 and are obligated to invest another $500,000 for working capital purposes in March 2007 (against which we can credit legal costs incurred in entering into the SenseIt joint venture).  Additionally, as described above, we  invested an additional $1,000,000 into SenseIt in January 2007 so that it could make the payment then due to Lucent.  In each case, we received or will receive one share of SenseIt Class A common stock for each $10 investment.  We do not currently have sufficient funding to meet our current payment obligations to SenseIt and to fund the remaining subsequent development payments to Lucent (for which we would receive additional Class A common stock shares in SenseIt) under the Lucent Agreement.  If we fail to make payments when due, Lucent may cancel the Lucent Agreement or cease working on the project and then assess us a “start-up” fee if funding was to resume.  We are currently seeking additional financing to allow us to fund SenseIt so that SenseIt can make its contractual development payments to Lucent.  We cannot offer any assurance that we will be able to raise the funds necessary to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due.  Additionally, SenseIt may need to seek outside financing to make payments to Lucent and, if so elected, such outside financing would dilute our ownership interest in SenseIt.  Lastly, although we are hopeful of a positive outcome, we can offer no assurance that the development activity underway with Lucent and SenseIt will yield technologically relevant or commercially viable products.

On May 12, 2006, we entered into an agreement with ISCON, (a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and narcotics) that provided us the option, but not the obligation to purchase shares of ISCON common stock based upon the successful completion of developmental and commercial milestones.  If

ISCON succeeded in meeting all five milestones and if we had chosen to exercise our option to purchase shares for each completed milestone, we would have then owned 51% of ISCON for a cumulative investment of $1,750,000.  On June 9, 2006, we made our first investment in the amount of $100,000 for an ownership interest of 9%.  Although ISCON achieved its next milestone, we declined to exercise our option to purchase additional shares in ISCON and do not currently intend to pursue further investment in the entity.  Based on our decision not to continue funding and the inability of ISCON to obtain funding from other sources, ISCON began the process of shutting down its business in December 2006. ISCON continues to seek additional funding and it is currently unclear as to what value, if any, we may be able to realize from this investment.  We wrote off our entire $100,000 investment in ISCON to selling, general and administrative expense during the nine months ended January 31, 2007.

Semiconductor Products and Services

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement for the year ended April 30, 2006, and through the nine months ended January 31, 2007, generating its second consecutive quarterly operating income for the three months ended January 31, 2007.   The positive operating income results primarily from our ongoing effort to reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products.  The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 54% of segment revenue for the nine months ended January 31, 2007 ($5,021,000 of revenue), as compared to approximately 32% of segment revenue for the nine months ended January 31, 2006 ($1,241,000 of revenue).  There has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

As a result, for the three and nine months ended January 31, 2007, the segment generated operating income in the amount of $88,000 and $40,000, which includes stock-based compensation expense of $29,000 and $109,000, respectively.  This operating income is an increase of $988,000 and $4,414,000 as compared to operating losses of $(900,000) and $(4,374,000) for the three and nine months ended January 31, 2006, respectively. We continue to monitor the situation closely and, while our realignment of the business has resulted in reaching positive quarterly operating income and while we believe that we will continue to see improving financial results in the segment, there are no assurances that operating profitability can be sustained in every period, if at all.

Life Sciences

Our life sciences division has historically been primarily a distribution business, is currently being offered for sale and we have treated it for the purpose of the financial statements as discontinued operations.  At the present time, our life sciences division is being significantly and adversely affected by increased domestic and international competition.  The market for the product responsible for the vast majority of segment revenue, oxygen-18 , continues to degrade due to an abundance of global supply of the isotope.  Recently, the spot price for oxygen-18 has decreased below the level of our cost for the product.  Consequently, we have ceased purchasing additional quantities of oxygen-18 for resale and will fulfill our existing contracts with our customers (the majority of which are gross margin positive) with our existing inventory of oxygen-18.   In the prior year, our international radioisotope business also experienced rising supplier prices in a market that is highly price-sensitive.  In an effort to reduce costs, we closed our European trading office (Chemotrade) during the second half of fiscal year 2006.

In anticipation of the degradation in the oxygen-18 market, we previously commenced expanding into other areas, such as actinium-225 and indium-111 (through our June 2005 joint production and marketing agreement with Central Radiopharmaceutical Services, Inc. (“CRS”)).  Sales of these products have not contributed significantly to the revenue of the life sciences segment, though we expect revenue from these products to increase in calendar year 2007.   However, due to the deteriorating business conditions in the historical revenue producing products in the segment and the early state of development for the markets in actinium-225 and indium-111, we have elected to sell the life sciences business.  We are currently marketing the business to interested buyers and are working to complete the disposal by July 31, 2007.

General

Our consolidated revenues in the future will depend primarily on our success in developing and selling products in the homeland security and continued performance in the semiconductor markets.  Our profitability will be dependent upon our ability to manage our costs and to increase our revenues in all of our business segments.  However, we can offer no assurance that we will be able to increase our revenues or our profitability.

We have not received since February 2005 any requests for additional information from either the SEC or Nasdaq relating to their inquiries of October 2004 to February 2005 and, to the best of our knowledge, these issues are behind us.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.  In January 2007, we elected to discontinue the operation of our life sciences business and to put the assets and business up for sale.  As a result, we reclassified the operations of our life sciences business as discontinued operations.  Prior year information has been restated to conform with the current year presentation.

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.6	93.7	78.6	101.8
Gross margin	21.4	6.3	21.4	(1.8)

Operating expenses:
Selling, general and administrative	48.2	50.4	53.5	60.0
Impairment loss on assets held for sale	—	—	—	3.1
Research and development	22.1	48.7	17.6	28.3
Total operating expenses	70.3	99.1	71.1	91.4
Operating loss	(48.9)	(92.8)	(49.7)	(93.2)

Other income (expense), net	15.3	(47.3)	9.9	(42.6)
Loss from continuing operations before income taxes and elimination of minority interest	(33.6)	(140.1)	(39.8)	(135.8)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	(1.5)	—	(0.3)	—
Loss from continuing operations	(35.1)	(140.1)	(40.1)	(135.8)

Loss on discontinued operations, net of income taxes	(1.3)	(5.5)	(0.5)	(3.9)
NET LOSS	(36.4)%	(145.6)%	(40.6)%	(139.7)%

Revenues

Revenues increased for both the three and nine months ended January 31, 2007, as compared to the same periods of our prior fiscal year.  Revenue from both our security services and semiconductor products and services segments did reflect an increase during these periods as compared to revenue from our homeland security products segments which were flat or reflected a decrease, as described in the following table:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2007	2006	2007	2006
Homeland security products	$—	$—	$—	$35,000
Security services	3,625,000	3,457,000	11,241,000	9,090,000
Semiconductor products and services	2,910,000	1,803,000	9,335,000	3,825,000
Total	$6,535,000	$5,260,000	$20,576,000	$12,950,000

The revenue for our security services segment is generated by PPSC, a business that we acquired in May 2005.  Pro forma revenue for the nine months ended January 31, 2006 would have been approximately $9,637,000 if the PPSC acquisition had occurred on the first day of that quarter.  The increase in revenue from the security services segment for both the three and nine months ended January 31, 2007, is due to the net addition of additional security services contracts since the acquisition of PPSC.  While we anticipate that we will continue to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so.

Our semiconductor products and services segment has experienced a rapid increase in revenue during the past two years.  Revenue for the three and nine months ended January 31, 2007, was 61% and 144% higher than revenue for the three and nine months ended January 31, 2006, respectively.  The increases are predominately due to the expansion of sales of higher-margin 300-millimeter products and services.  Our 300-millimeter business provided revenue of  $1,121,000 and $5,021,000 for the three and nine months ended January 31, 2007, as compared to $859,000 and $1,241,000 for the three and nine months ended January 31, 2006, respectively. While we believe that continued expanded focus on the 300-millimeter, wafer thinning and other semiconductor services markets will allow us to continue to increase revenue in the future, we can provide no assurance that we will be able to do so.

Our homeland security products segment has recorded minimal or no revenue for the three and nine months ended January 31, 2007 and 2006.  The proceeds related to the installation of the first seven commercial units in November and December 2006 are being classified as deferred revenue pending completion of certain tasks.  See the update provided for this segment in the General Discussion section of this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the nine months ended January 31, 2007, two security services customers accounted for 15% and 11% of revenues, respectively, and one semiconductor products and services customer accounted for 22% of revenues as compared to the nine months ended January 31, 2006, in which one security services customer accounted for 24% of revenues.  Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

Gross Margin

Our gross margin increased for the three and nine months ended January 31, 2007, as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	$1,396,000	$334,000	$4,412,000	$(232,000)
Percent of revenues	21.4%	6.3%	21.4%	(1.8)%

The increase in gross margin is due mainly to continued improvement in operations in our semiconductor products and services segment where there were significant improvements to gross margin on a dollar amount and on a percentage of revenues basis.

On a dollar basis, gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing.  Our ability to positively impact consolidated gross margin will in a large part be dependent upon our ability to grow sales in our homeland security segments through increased sales of security services and detection products and in our semiconductor products and services segment through increased sales of 300-millimeter products and services and wafer thinning services.  With the realignment of our semiconductor products and services business to focus on the higher margin products and services, we believe that we have greatly enhanced our ability to increase our sales and related gross margin in these areas.  As such, we anticipate that the gross margin from sales of semiconductor products and services (both in dollar value and as a percentage of revenues) will increase over time, though we can offer no assurance that the gross margin increase will occur.

On a percentage of revenue basis, in general we anticipate that the gross margin percentage in our security services segment will remain relatively stable.  The gross margin percentage in our semiconductor products and services segment may vary greatly based upon revenue growth achieved, if any.  Due to fixed facility costs included in cost of revenues in the semiconductor products and services segment, the gross margin percentage is particularly sensitive to changes in revenue.  Lastly, the gross margin percentage on our homeland security products segment is likely to be volatile as well as we attempt to increase revenue in that segment, though we can offer no assurances that we will be able to do so.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased as a dollar amount but decreased as a percentage of revenue for the three and nine months ended January 31, 2007, as compared to the same respective periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	$3,150,000	$2,651,000	$11,015,000	$7,771,000
Percent of revenues	48.2%	50.4%	53.5%	60.0%

The approximate $3,250,000 increase in selling, general and administrative expenses for the nine months ended January 31, 2007, compared to the same period in the prior year is attributable to a combination of factors, including:

•                  approximately $800,000 directly related to PPSC, such increase resulting primarily from an impact of approximately $100,000 due to the inclusion of less than a full two quarters of expense being included in the nine months ended January 31, 2006 (due to the acquisition occurring on May 16, 2005), a write-off of a specific customer receivable of $114,000, increased rent of approximately $90,000 due to relocation and increased staffing and commissions due to the pursuit of new contracts for the nine months ended January 31, 2007;

•                  approximately $510,000 due to increased operations in the homeland security products segment;

•                  a noncash charge of approximately $320,000 incurred due to a registration rights penalty on the 6% Debentures;

•                  approximately $150,000 due primarily to increased selling costs associated with higher revenue in the semiconductor products and services segment;

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

•                  approximately $115,000 of operating expenses incurred by SenseIt;

•                  cumulative noncash charges of $800,000 related to stock-based compensation expense associated with our adoption of SFAS 123(R) in the nine months ended January 31, 2007;

•                  offset by approximately $200,000 in cash and noncash expense incurred in settlement of a lawsuit in the nine months ended January 31, 2006, and by approximately $300,000 due to the inclusion in the nine months ended January 31, 2006, of a charge related to the extension of the expiration date of certain warrants and reduced general corporate expenditures of approximately $70,000.

Although we are actively focused on reducing selling, general and administrative expenditures, we anticipate that our reported selling, general and administrative expenses will increase during the remainder of fiscal year 2007 due primarily to stock-based incentive compensation issued as part of a series of management changes made in February 2007.  There can be no assurance that anticipated selling, general and administrative expenses will result in increased revenues from product sales.

Impairment Loss on Assets Held for Sale

Our impairment loss on assets held for sale decreased for the nine months ended January 31, 2007, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	—	—	—	$398,000
Percent of revenues	—	—	—	3.1%

During the nine months ended January 31, 2006, as part of a review of our semiconductor products and services segment that resulted in operational changes, certain equipment was identified as unnecessary for our planned future operations.  As a result, certain of the identified equipment whose book value exceeded estimated net realizable were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $398,000.  We have $225,000 of this equipment recorded on the accompanying condensed consolidated balance sheets as of January 31, 2007, which was subsequently sold in February 2007 for $340,000.

Research and Development Expenses

Our research and development expenses decreased on both a dollar and a percentage of revenues basis for the three and nine months ended January 31, 2007, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	$1,442,000	$2,563,000	$3,630,000	$3,673,000
Percent of revenues	22.1%	48.7%	17.6%	28.3%

The dollar decrease for the three and nine months ended January 31, 2007 related primarily to a decrease in research and development expenses associated with the development of our IMS technology.  Consistent with our product development strategy, we are seeking to identify and evaluate new products in the homeland security operations (including next-generation infrared technology through our Lucent relationship and SenseIt subsidiary) as well as to bring existing technologies (including IMS-based technology) to a production-ready state.  A significant amount of this research and development on IMS technology is being performed by IUT.  We funded $194,000 and $915,000 under the IUT agreement during the three and nine months ended January 31, 2007, as compared to funding of $535,000 and $1,192,000 during the three and nine months ended January 31, 2006, respectively (and a total of $2,724,000 since entering into our first research and development agreement in June 2004).  We expect to significantly reduce our research and development expenses performed by IUT through the remainder of our current fiscal year.

In December 2005, we approved a development plan with Lucent that obligated us under the Lucent Agreement.  Under the Lucent Agreement, we will endeavor to develop a next-generation imaging and night vision surveillance technology.  In October 2006, we acquired a 90% interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement (such assignment was approved by Lucent) and we also entered into a new statement of work with Lucent (which was also transferred to SenseIt).  SenseIt will coordinate the development of the next-generation infrared imaging technology and work towards commercialization of any resultant products.  The development plan contemplates for prototype products to be available within nine to twelve months, although we can provide no assurance that a commercially attractive product will ultimately be available.  For the nine months ended January 31, 2007, we recorded research and development expense of  $2,000,000 (as compared to expense of $1,666,667 recognized in the comparable period of the prior year) and we have the option to invest an additional $1,000,000 in April 2007 in SenseIt in order for SenseIt to make the Lucent payment then due.  Under the Lucent agreement, SenseIt must provide funding of $1,000,000 per quarter in development funding for the next seven quarters or lose its rights under the Lucent Agreement; to the extent we have the funding available to make these payments, we have a right of first refusal to do so by purchasing additional shares of SenseIt Series A Common Stock at $10 per share.  Also under the Lucent Agreement, SenseIt has the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  As such, assuming SenseIt continues with the development program, we expect our quarterly research and development expense for this purpose to remain elevated.  If we are unable provide SenseIt with the funds necessary to make the quarterly Lucent payments due to Lucent, SenseIt will be required to seek funding from outside sources, which would dilute our current 90% ownership of the entity.

We believe that the development and introduction of new product applications is critical to our future success.  While we expect to continue to incur significant research and development expenses over time  (assuming sufficient cash remains available and we are able to procure necessary materials and outside services), we anticipate that expenditures on research and development with IUT will decrease.  However, research and development expenses are expected to increase at SenseIt as work continues under the Lucent Agreement and in ancillary efforts to produce a marketable infrared imaging product.  It is likely that research and development expenditures will continue to vary as a percentage of revenues because of the timing and amount of future revenues and the timing of research and development expenses. Except for work being performed on our semiconductor products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Significantly all other research and development work is performed by outside entities, none of which we control (although we have an ownership position in IUT of 30%).  Although we expend significant resources on research and development, we cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

Operating Income (Loss)

Our operating losses (in total) decreased for the three and nine months ended January 31, 2007, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Homeland security products	$(1,983,000)	$(2,183,000)	$(6,054,000)	$(4,254,000)
Security services	(83,000)	(117,000)	(377,000)	(79,000)
Semiconductor products and services	88,000	(900,000)	40,000	(4,374,000)
Reconciling amounts	(1,218,000)	(1,680,000)	(3,842,000)	(3,367,000)
Total	$(3,196,000)	$(4,880,000)	$(10,233,000)	$(12,074,000)

Our homeland security products segment generated a significant operating loss in an effort to develop and commercialize our IMS technology into products that can be used to detect various types of explosives and/or chemical agents and innovative infrared imaging technology.  While we generated no revenue in this segment for the nine months ended January 31, 2007, we have completed our initial commercial installations of IMS product (the proceeds of which are being classified as deferred revenue pending completion of certain tasks) and are hopeful that we will generate revenue in this segment during the remainder of our fiscal year ending April 30, 2007.  The increase in operating loss for the nine months ended January 31, 2007, as compared to the same period in the prior year is due substantially to (1) approximately $780,000 in non-Lucent expenditures at SenseIt, including a $667,000 noncash charge incurred related to the 10% equity interest in SenseIt retained by it chief executive officer, (2) $275,000 in stock-based compensation charges recorded due to a change in accounting rules, (3) the $100,000 write-off of our investment in ISCON and (4) increased research and development expense related to the Lucent agreement of $333,000.

Our security services segment consists of PPSC, which was acquired in May 2005.  For the nine months ended January 31, 2007, the segment delivered significant revenue totaling $11,241,000 and gross margin of approximately 23.7%, as compared to $9,090,000 and 23.0% for the nine months ended January 31, 2006.  The operating loss for the nine months ended January 31, 2007, is due primarily to an increase in selling, general and administrative expenses as compared to the comparable period in the prior year.  This increase is due to increased marketing spending, a write-off of a single customer’s accounts receivable balance in the amount of $114,000, the inclusion of a $75,000 noncash charge related to stock-based compensation expense (due to our adoption of SFAS 123(R) in the nine months ended January 31, 2007), $90,000 in increased rent due to a relocation and incremental investment in personnel to support future revenue growth in both the governmental and commercial markets.  Although we continue to pursue selected domestic government contracts, we have taken steps to reduce our spending on sales and marketing in this area.

Our semiconductor products and services segment showed continued operational and financial improvement (due mainly to the realignment of our business to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and SOI products) for the nine months ended January 31, 2007, recording our second consecutive quarterly operating income for the three months ended January 31, 2007.  Additionally, the operating (loss) income has generally increased each sequential quarter during fiscal year 2006 and in the nine months ended January 31, 2007, as reflected in the following table:

	Semiconductor products
	and services
	operating income (loss)

Three months ended July 31, 2005	$(2,054,000	)(1)
Three months ended October 31, 2005	$(1,420,000)
Three months ended January 31, 2006	$(900,000)
Three months ended April 30, 2006	$(777,000)
Three months ended July 31, 2006``	$(199,000)
Three months ended October 31, 2006	$151,000
Three months ended January 31, 2007	$88,000

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

Other Income (Expense), net

Other income (expense), net increased on both a dollar and a percentage of revenues basis for the three and nine months ended January 31, 2007, as compared to the same periods of our prior fiscal year as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	$1,003,000	$(2,491,000)	$2,037,000	$(5,517,000)
Percent of revenues	15.3%	(47.3)%	9.9%	(42.6)%

The increase for the three months ended January 31, 2007, as compared to the same period in the prior fiscal year resulted primarily from two items:  (1) a decrease in interest expense and amortization of debt issuance costs in the combined amount of $1,613,000, which is reflective of a lower outstanding convertible debenture balance through the duration of the respective periods and (2) the recording of a gain on derivative instruments in the amount of $1,903,000 related to the change in the fair value of the derivative liabilities which we have recorded in our condensed consolidated balance sheets (as discussed in the Liquidity and Capital Resources section below).  Lastly, interest and other income decreased $60,000 due to a lower cash and cash equivalent balance carried for the three months ended January 31, 2007, as compared to such balance carried in the comparable period in the prior fiscal year.

The increase for the nine months ended January 31, 2007, as compared to the same period in the prior fiscal year resulted primarily from two items:  (1) a decrease in interest expense and amortization of debt issuance costs in the combined amount of $3,255,000, which is reflective of a lower outstanding convertible debenture balance through the duration of the respective periods and (2) the recording of a gain on derivative instruments in the amount of $4,223,000 related to the change in the fair value of the derivative liabilities which we have recorded in our condensed consolidated balance sheets.  Lastly, interest income decreased $206,000 due to a lower cash and cash equivalent balance carried for the nine months ended January 31, 2007, as compared to such balance carried in the comparable period in the prior fiscal year.

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

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary increased on both a dollar and a percentage of revenues basis for the three and nine months ended January 31, 2007, as compared to the same periods of our prior fiscal year as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	$(97,000)	—	$(55,000)	—
Percent of revenues	(1.5)%	—	(0.3)%	—

The amount of minority interest in operations of consolidated subsidiary recorded for the three and nine months ended January 31, 2007, relates to our purchase of a 90% interest in SenseIt in October 2006 and the subsequent operation of the business.  The amount is expected to fluctuate in future periods dependent upon the development and, potentially, financing activities of SenseIt in future reporting periods.

Loss From Discontinued Operations, net of Income Taxes

Loss from discontinued operations, net of income taxes decreased on both a dollar and a percentage of revenues basis for the three and nine months ended January 31, 2007, as compared to the same periods of our prior fiscal year as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	$(87,000)	$(290,000)	$(99,000)	$(494,000)
Percent of revenues	(1.3)%	(5.5)%	(0.5)%	(3.9)%

During the three months ended January 31, 2007, we decided to discontinue operations of our life sciences business and to put the assets and business up for sale.  We decided to sell this business as it no longer fits our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment.  We expect to dispose of the business by July 31, 2007.   Accounting rules require us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are restated for this presentation.  Revenue for the life sciences business, reported in discontinued operations, was $466,000 and $1,659,000 for the three and nine months ended January 31, 2007, respectively, as compared to $1,220,000 and $4,436,000 for the three and nine months ended January 31, 2006, respectively.

Net Loss

Our net loss decreased on both a dollar and a percentage of revenues basis for the three and nine months ended January 31, 2007, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006
Dollar amount	$(2,377,000)	$(7,661,000)	$(8,350,000)	$(18,085,000)
Percent of revenues	(36.4)%	(145.6)%	(40.6)%	(139.7)%

We anticipate that consolidated losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.  Although our semiconductor products and services segment has now recorded two consecutive quarters of operating income, we expect that our consolidated net loss will continue during at least the short term as we continue to improve our semiconductor products and services segment and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business, including the commercialization of the IMS technology and, eventually, the infrared imaging technology based on the Lucent Agreement and the operations of our 90% owned subsidiary, SenseIt.  However, we can offer no assurances that the development and commercialization of these technologies will occur.

We anticipate that our operations during the remainder of fiscal year 2007 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

Working Capital

Our working capital was $3,915,000 at January 31, 2007, as compared to a working capital deficit of $(6,445,000) at April 30, 2006. This $10,360,000 improvement in working capital for the nine months ended January 31, 2007, is due to a combination of factors, of which the significant factors are set out below:

Factors which increased working capital

•                  approximately $15,105,000 due to the issuance of the 6% Debentures, which are classified as long-term liabilities;

•                  approximately $5,363,000 due to a decrease in the current portion of the 8% Debentures related to principal payments made in shares of our common stock (see discussion of 8% Debenture repayment below).

Factors which decreased working capital

•                  approximately $7,666,000 of cash consumed directly in operating activities (calculated as approximately $7,361,000 of cash used in operating activities, increase by approximately $305,000 of the cash impact of changes in other current assets or liabilities included therein);

•                  approximately $ 287,000 due to a cumulative increase in the current portion of convertible debentures related to the cumulative amortization of the debt discount on the 8% Debentures;

•                  $1,615,000 related to purchases of fixed assets;

•                  approximately $312,000 representing the current portion of capital lease entered into in the nine months ended January 31, 2007;

•                  $100,000 related to an investment into a business (subsequently written off in its entirety);

•                  approximately $100,000 in reclassification of notes payable from long term to current.

As a result of the recent financing, with Cornell in May, June and November 2006, we believe we have enough cash to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

We have satisfied our working capital requirements primarily through financing activities in the past, including the issuance of the 8% Debentures in February 2005 and the 6% Debentures in May, June and November 2006. As described above, we have recently cured a listing deficiency with Nasdaq.   We may receive additional deficiency notifications, which, if not cured timely, may result in our delisting from the Nasdaq Capital Market. Any such delisting, if it should occur, will make future financing activities significantly more difficult.

8% Convertible Debentures

The first of twelve monthly principal payments on our 8% Debentures became due in March 2006.  Both the principal and interest were payable, at our option, in common stock, subject to various requirements (which we believe we met at the time of payment). During the nine months ended January 31, 2007 and subsequently, we repaid the 8% Debentures in full, with the last payment being made on February 1, 2007.  Through February 1, 2007, we repaid $4,970,000 in nominal principal and $112,250 in interest by issuing 1,502,532 shares of common stock and also repaid nominal principal in the amount of $5,005,000 in cash

Two former holders of the 8% Debentures have at various times asserted that the issuance of the 6% Debentures constituted a default (due to a potential variable conversion provision contained within the 6% Debentures) under the 8% Debentures.  We have contested that allegation on several bases and will defend against any further allegation of default as necessary.   Remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration.  The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher.  If they prove a default, we could be liable for an amount of approximately $1,150,000, including accrued interest.

6% Convertible Debentures

On May 31, 2006, we completed a private placement by which we issued to an accredited investor 6% Debentures in the aggregate principal amount of $16,000,000 (including debentures of $3,000,000 each purchased in June and November 2006) and warrants to purchase a total of 2,000,000 shares of our common stock at exercise prices of $5.00 per share (500,000 warrants), $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants) for a period of three years.  The 6% Debentures mature on May 31, 2009.  The accredited investor and an unaffiliated third party provided us services in connection with completing the transaction (which were valued at $825,000) and as a result, we issued 165,000 shares of restricted common stock as compensation. The accredited investor may convert the 6% Debenture into shares of our common stock at any time at a conversion price of $5.00 per share.  The holder may convert the 6% Debentures into common stock at the lesser of $5.00 or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”), subject to certain conversion limitations (see Note 9 to the accompanying condensed consolidated financial statements).  If the holder converts using the Market Conversion Price, the holder is limited to converting no more than $400,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.

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

If we have insufficient shares authorized but unissued and unreserved to convert principal and pay interest in common stock, our stock is not listed or quoted on a market, we have not timely satisfied any conversion obligations or the issuance of shares would violate certain other defined sections of the agreement, the holder has a right to request net cash settlement of the conversion based upon a defined calculation.

We were contractually required to seek shareholder approval of this transaction by no later than October 31, 2006, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 16 million shares upon conversion of the 6% Debentures and to approve an increase in authorized shares of common stock to at least 175 million shares.  On October 30, 2006, we held our annual meeting of shareholders.  The proposal to approve the transaction was approved.  Although more shareholders voted in favor of the proposal for amending our articles of incorporation to increase our authorized common stock, we did not receive the number of votes for the proposal required by California law to complete the amendment as required.  We called a special meeting of shareholders which was held on January 2, 2007, to reconsider a proposal for an increase in our authorized capitalization and the proposal was approved.   In the Waiver Agreement discussed below, Cornell waived the initial compliance period.

On February 19, 2007, we entered into the Waiver Agreement with Cornell that, among other terms, waived certain deficiencies in compliance with and amended certain clauses of the 6% Debenture transaction documents.  In return for the waivers granted and other amendments to the transaction documents, we agreed to provide a one-time ratchet to the $7.00 warrant and the $8.00 warrant, each exercisable for 750,000 shares.  The one-time ratchet will occur upon the first conversion by a holder of a 6% Debenture and the exercise price of the aforementioned warrants will be automatically adjusted to the average of the two lowest daily VWAP’s of our common stock during the five trading days prior to such conversion (to the extent that the new exercise price is lower than the then existing exercise price).

Additionally, other events, as defined in the 6% Debenture agreement, may also allow the 6% Debenture holders to declare us in default.  Remedies for an event of default, include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due, to the date of acceleration and Cornell will have the right to request such payment in cash or in shares of our common stock.  We are not obligated to pay liquidated damages for more than a total of 365 calendar days.  We may elect to pay any liquidated damages in cash or shares of our common stock if registered.   Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

Cash Flows

As of January 31, 2007, we had $1,854,000 of cash and cash equivalents, an increase of $268,000 as compared to $1,586,000 at April 30, 2006. Our principal source of funding for the nine months ended January 31, 2007 was from the issuance of the 6% Debentures for which we received net proceeds of $15,105,000. Our principal source of funding for the nine months ended January 31, 2006 was from cash and cash equivalents on hand at the start of the period related to the issuance of 8% Debentures completed in February 2005 whereby we received $22,000,000 ($21,340,000 net of placement fees).

Cash used in operating activities of $7,361,000 and $12,635,000 for the nine months January 31, 2007 and 2006, respectively, was primarily the result of a net loss attributable to common stockholders of $8,350,000 (which included noncash expenses and gains in the net amount of approximately a $700,000 expense) and $18,186,000 (which included noncash expenses and gains in the aggregate amount of approximately a $7,200,000 expense), respectively.

Investing activities used cash of $1,715,000 and $4,264,000 for the nine months ended January 31, 2007 and 2006, respectively. Cash used in investing activities for the nine months ended January 31, 2007, consisted of $1,615,000 expended on additions of property and equipment and $100,000 expended on a 9% equity investment in a business (which was subsequently written off in its entirety).  Cash used in investing activities for the nine months ended January 31, 2006 resulted primarily from the purchase of PPSC in May 2005 (which purchase price included a net cash outflow of $2,440,000) as well as purchases of property and equipment of $1,488,000.

Financing activities provided cash of $9,344,000 and $1,033,000 for the nine months ended January 31, 2007 and 2006, respectively. Cash provided by financing activities for the nine months ended January 31, 2007 resulted primarily from the issuance of the 6% Debentures which yielded net proceeds of $15,105,000 offset primarily by principal payments on borrowings of $5,718,000. Cash provided by financing activities for the nine months ended January 31, 2006 resulted primarily the exercise of common stock warrants offset primarily by debt repayments and dividend payments on our outstanding Series E Convertible Preferred Stock.

Additional Liquidity Considerations

As a result of the 6% Debenture transaction, anti-dilution provisions associated with the 398,475 common stock warrants issued in the 8% Debenture transaction were triggered whereby we issued an additional 1,593,902 common stock warrants to these holders and reduced the exercise price on all related warrants to $5.00. As a result, as of March 12, 2007, we have 1,992,377 common stock warrants exercisable at $5.00 related to the 8% Debenture transaction.  As a result of the May 18, 2006 agreement (as discussed above), 1,139,251 of these common stock warrants have been modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $5.00 (or of the holder of our 6% Debentures was to convert a portion of the outstanding debenture at a conversion rate less than $5.00), the remaining 853,126 common stock warrants that have a full anti-dilution provision, would ratchet into a great number of common stock warrants at a lower exercise price.  There were no other changes in the terms or conditions of the warrants.

As of January 31, 2007, we had commitments outstanding for capital expenditures of $2,470,000.  We are attempting to secure lease financing for a portion of the assets included in the commitment at January 31, 2007.  Lease financing, if available, will reduce our short term obligation to use our limited cash resources for these capital expenditures.

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

We are currently engaged in fundraising activities to allow us fund SenseIt in order to make its contractual development payments to Lucent and to ensure we have sufficient working capital to continue funding required operations.  We cannot offer any assurance that we will be able to raise the funds required.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  We have goodwill in the amount of $3,631,000 on our condensed consolidated balance sheet as of January 31, 2007, related to the acquisition of PPSC in May 2005.  During the three months ended January 31, 2007, we performed our annual impairment review on the aforementioned goodwill and concluded that the goodwill was not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $350,000 on our condensed consolidated balance sheet as of January 31, 2007, comprised of our IMS technology, acquired in December 2002, customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Stock-based Compensation

For our employees, our stock-option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests.  On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected the modified prospective transition method as permitted by SFAS 123(R).  Under this transition method, stock-based compensation expense for the nine months ended January 31, 2007, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  See Note 7 to our condensed consolidated financial statements for further detail, including the impact of the adoption to our condensed consolidated statements of operations.  We assess the fair value of option awards using the Black-Scholes option pricing model, a model which requires several estimates including stock price volatility, risk-free interest rate and expected term of the option.  Additionally, we must estimate the number of options we expect to be forfeited prior to vesting in future periods.  As of January 31, 2007, $1,514,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.9 years.  If the assumptions used, as they relate to volatility, risk-free interest rate, estimated term of the options and forfeiture rate, were materially different, the overall valuation of these and any future stock-based awards and the timing of recognition of related expense could change significantly.

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

Initial and Continuing Valuation of Financing Transactions

We value transactions associated with convertible debentures or preferred stock that are convertible into common stock based on the market conditions existing on the date the agreement is signed.  In allocating the 6% Debenture financing proceeds between the freestanding warrants, the convertible debenture and the embedded conversion feature within the convertible debenture, we were required to estimate the fair values of each of the components.  If the assumptions used, as they relate to volatility, risk-free interest rate, estimated term of the warrants, probability-weighted exercise patterns of the debentures and fair value of the embedded conversion feature (accounted for as a derivative liability) were materially different, there could be a material financial impact to our condensed consolidated financial statements.  Additionally, all derivative liabilities must be marked to then-current fair value at the end of each reporting period with the change in fair value being included in our condensed consolidated statements of operations.  Due to the fair value of the derivative liability being highly sensitive to the market price of our common stock, changes in other estimates associated with estimating the end-of-period fair value of the derivative instrument could have a material impact on our financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates, equity security market values, foreign currency rates and the market price of our common stock.

Interest Rates

Our investment portfolio consists of cash and cash equivalents (in the amount of $1,854,000 at January 31, 2007), all of which is exposed to interest rate fluctuations.  The primary objective of our investments is to earn a market rate of return while preserving principal and maximizing liquidity.  The interest earned on these investments (with a blended yield of 0.5% at January 31, 2007) may vary based on fluctuations in the prevailing interest rate.

Equity Securities

We do not hold any investments in marketable equity securities.  However, we hold a 30% interest in IUT, which is a non-marketable equity security.  Our strategic investment in this entity may be impacted by the underlying economic conditions of the entity, including the ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales.  This investment involves a great deal of market risk, and there can be no assurances that a specific company will grow or become successful.  Consequently, we could lose all or part of our investment.  Additionally, because IUT is located in Germany, our investment in the entity (and our share of their earnings or losses) may be impacted by changes in foreign currency rates.  The carrying amount of this investment was $460,000 as of January 31, 2007.

Derivative Instruments

We do not purchase derivative instruments on the open market.  However, in accordance with current US GAAP, we have classified certain warrants and the embedded conversion feature in our 6% Debentures as derivative instruments (a combined $5,583,000 noncurrent liability at January 31, 2007).  Classification as derivative liabilities was required because, for each instrument, there is a possibility that the instrument could be required to be settled on a net cash basis.  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations.  Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price.  As such, the carrying amount of these instruments may be volatile from period to period.  For the nine months ended January 31, 2007, we recorded a gain on derivative instruments in the aggregate amount of $4,223,000, such amount representing the change in fair value between the respective initial recording of the derivatives and either their reclassification back equity or January 31, 2007, as applicable.

Item 4: Controls and Procedures

With the participation of our management, including our President (who is serving as our interim Chief Executive Officer) and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: Other Information

Item 1:  Legal Proceedings

None.

Item 1A: Risk Factors

An investment in and ownership of our common stock or any other of our convertible securities is one of high risk.  You should carefully consider the risks described below before deciding whether to exercise your warrants, or to invest in or continue to hold our common stock.  If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occur, the business, financial condition and results of operations could be materially and adversely affected.  In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

We have historically had severe working capital shortages, even following significant financing transactions.

We have had working capital shortages in the past and, although we raised capital totaling more than $43,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses which have impacted working capital.  As of January 31, 2007, our condensed consolidated balance sheet reflects working capital of $3,915,000.

Based on the amount of capital we have remaining, our current negative cash flow from operations and investing activities, we anticipate that we may incur a working capital deficit unless we are able to substantially increase our revenue or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.   Nevertheless, as a result of the November 2006 investment, other anticipated cash flows, and certain cost-saving measures we have instituted, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow into our 2008 fiscal year.

Our ability to obtain further financing when necessary is limited.

We have historically financed our operating losses and cash flow deficits through private placements of our equity and debt securities.  Our outstanding 6% Debentures contain significant restrictions on our ability to raise any additional capital for so long as the convertible debentures are outstanding and ultimately, our ability to finance our operations will depend on our ability to generate revenues that exceed our expenses.  Although we believe we are on a path to that end, we cannot offer any assurance that we will be able to succeed in reaching that goal.

We may be delisted from the Nasdaq Capital Market and delisting may adversely impact our ability to raise capital.

During fiscal year 2007, we received three notifications from Nasdaq identifying listing deficiencies, which, if not cured timely, could have resulted in our delisting from the Nasdaq Capital Market.  While we cured these deficiencies, we continue to be subject to other continued listing requirements, including a requirement for either a minimum level of stockholders’ equity or market value of listed securities.  With stockholders equity less than $2,500,000 at January 31, 2007 and our current market capitalization of listed securities, we believe we may not be in compliance with the requirement and as a result we may receive another notification from Nasdaq identifying a listing deficiency.  If such notification is received and is not cured timely, it could result in our delisting from the Nasdaq Capital Market.   We can offer no assurance that we will be able to cure any future listing deficiencies or sustain compliance with all continued listing requirements.

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult and may raise liquidity issues for current investors.

We have three business segments and, for the nine months ended January 31, 2007, two of our three  segments operated at a loss, in some cases significant losses.

For the nine months ended January 31, 2007, and as reflected in the following table, our condensed consolidated financial statements show that two of our three operating segments have been operating at a loss and the one segment’s operating income is not material when compared to our total operating loss (amounts in thousands):

	Nine Months Ended
	January 31,
	2007	2006
Segment operating (loss) income:
Homeland security products	$(6,054)	$(4,254)
Security services	(377)	(79)
Semiconductor products and services	40	(4,374)
Reconciling amounts	(3,842)	(3,367)
Total	$(10,233)	$(12,074)

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

We have not operated profitably since our 1996 fiscal year, and as discussed in the preceding risk factor, two of our three segments were not operating profitably for the nine months ended January 31, 2007.  We recognized net income for the year ended April 30, 2000, only because of the gain recognized on the sale of our depleted zinc assets to Eagle-Picher Technologies, LLC.

Our ability to generate additional revenues (and ultimately net income) is dependent upon the success of our homeland security products, security services and semiconductor operations and our ability to develop new products, while marketing and selling those products profitably.  Historically, our semiconductor operations have been a significant cash drain and, although the segment has recorded positive quarterly operating income for the nine months ended January 31, 2007 as a result of successful steps taken to reduce costs and increase revenue, we cannot offer any assurance that the measures we have taken will continue to be successful.

We have had limited success in marketing our homeland security products, having sold our first units of our IMS technology for the detection of chemical weapons and other toxic substances in November and December 2006 but none thereafter.   Although we continue to market products based on our IMS technology, we cannot offer any assurance that our marketing efforts will result in any additional sales or that additional sales would result in significant revenues to us.

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

The 6% Debentures issued during fiscal year 2007, and the securities we may issue in connection with our current capital raising activities, have significant restrictions on our ability to raise any additional capital.  If we raise additional working capital, we will likely have to issue additional shares of our common stock and common stock warrants at prices that may dilute the interests of our existing shareholders.

Two former holders of a portion of the then outstanding  8% Debentures have asserted that a default existed.

Two entities who held 8% Debentures (which have been paid in full as of February 1, 2007) have previously asserted that the issuance of the 6% Debentures constituted a default (due to a potential variable conversion provision contained within the 6% Debentures which gives the 6% Debenture holder the right to convert the 6% Debentures into common stock at the lower of $5.00 or at a discount to market, subject to certain limitations and as defined) under the 8% Debentures.  We have contested that allegation (based on such clause not surviving the final agreement and a defense of in pari delicto), and will defend it in court if necessary.  Although we have not had any further communication from the former holders regarding this issue other than the allegation of default, any litigation, if enacted would be time consuming and expensive and, although we believe that we have significant grounds to contest the existence of any default, we cannot be assured of success.  If they were to prove a default, we could be liable for 130% of the principal amount of their 8% Debentures on the closing date of the 6% Debenture transaction (an amount of approximately $1,150,000, including accrued interest).

Accounting charges resulting from our issuance of the 6% Debentures may lead to significant non-cash charges which would adversely impact future interest expense, net income and earnings per share and may also lead to future volatility in our financial statement components.

The issuance of the 6% Debentures during fiscal year 2007 has resulted in the classification of certain warrants and the conversion feature embedded in the 6% Debentures as derivative liability instruments (a combined $5,583,000 noncurrent liability at January 31, 2007).  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our consolidated statements of operations.  Additionally, we will be required to record significant non-cash interest charges over the life of the 6% Debentures (in addition to interest expense relating to the 6% interest rate borne by the 6% Debentures which will be paid in cash or shares of our common stock, at our option).  The combination of these two factors will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

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

We are dependent on suppliers from Russia for substantially all of our stable isotopes and our radioisotopes.  Accordingly, our operations or our ability to successfully divest the life sciences business could be materially adversely affected if hostilities in Russia should occur, if trade between Russia and the United States were interrupted or ceased, if political conditions in Russia disrupt transportation or processing of our goods, if laws or government policies concerning foreign business operations in Russia change substantially, or if tariffs are introduced.

Historically we depended upon few customers for a significant portion of our revenues and our business could have been materially and adversely affected if we lost any one of those customers.

As a result of the acquisition of PPSC and the growth of our semiconductor products and services segment, we rely on a few customers for a significant portion of our revenues.  For the nine months ended January 31, 2007, two security services customers accounted for 15% and 11% of revenues, respectively, and one semiconductor materials and products customer accounted for 22% of revenues, while one security services customer accounted for 24% of revenues for the nine months ended January 31, 2006.  Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect on us by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of isotopes or other products ordered from us.

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

Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel and consultants, including Christopher Toffales, our Chairman of the Board. Currently Mr. Toffales is covered by two year employment agreement that is renewable on an annual basis.

We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations.  The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

The reorganization of our Company and the changes in our senior management may result in a disruption of operations or have adverse impacts on our business.

As part of the our management reorganization in February 2007, James E. Alexander and Boris Rubizhevsky, resigned from their positions as officers and directors; Lindsay A Gardner, a vice president, resigned from her position as a director.  Both Mr. Alexander and Mr. Rubizhevsky were founding members of Isonics and actively managed our operations since formation.  The departure of Mr. Alexander and Mr. Rubizhevsky, and the introduction of our new officers and directors may disrupt our operations and adversely effect our business operations.

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

Our shares are widely-held.  Even though our management beneficially owns (as of March 12, 2007) our securities equivalent to approximately 12% of the outstanding votes at any shareholders’ meeting (assuming no exercises of common stock warrants or options by any person other than management or conversions of the 6% Debentures), it is likely that they will be able to continue to substantially influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs.  Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants. See “our ability to obtain further financing when necessary is limited and we may be delisted from the Nasdaq Capital Market” for additional risk factors associated with potential Nasdaq listing deficiencies.

If our shares are removed from the Nasdaq Capital Market because of our failure to meet any of the requirements, the ability of holders of our common stock to sell the shares they hold will likely be adversely affected because the lower tier markets (such as the OTC Bulletin Board and the Pink Sheets) do not provide shareholder liquidity as do the higher tier markets (such as the Nasdaq Capital Market).  In addition, unless traded on Nasdaq Capital Market or other higher tier markets (such as the American Stock Exchange), our common stock will be subject to the penny stock rules, and many stock brokers will not make a market in those shares, further reducing the marketability of our shares.

Future sales of our common stock may cause our stock price to decline.

Our stock price has declined from a price of approximately $24.00 (adjusted for the reverse split) per share at the beginning of 2005 to prices of less than $2.00 (adjusted for the reverse split) at various times since May 2006. Our stock price may decline further as a result of future sales of our shares, the perception that such sales may occur or other reasons.  As of March 12, 2007, approximately 1,700,000 shares of common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

We have never declared or paid a cash dividend on our common stock.  We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future.  Additionally, the terms of the 6% Debentures contain restrictions on our ability to pay dividends to holders of our common stock.

Outstanding debentures, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.

The aggregate $16,000,000 (as of March 12, 2007) in principal of the 6% Debentures outstanding is convertible (at the election of the 6% Debenture holder, subject to certain weekly limitations) into 11,851,852 shares of common stock, assuming a conversion price of $1.35 (based upon a 20% discount to the closing price of $1.69 on March 12, 2007 which is lower than the fixed conversion price of $5.00).  The holders’ rights to convert the 6% Debentures and associated warrants are, however, subject to certain share issuance limitations.  Additionally, we are currently working to raise additional capital through the issuance of securities containing similar conversion features to the 6% Debentures.  As of March 12, 2007, we had outstanding options and common stock warrants for the purchase of up to 7,936,339 shares of common stock at an average exercise price of approximately $4.50 per share.  If all of the outstanding options, debentures and common stock warrants were to be converted, they would represent approximately 61% of our outstanding common shares on a fully diluted basis.  Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our common stock when it is to their economic advantage to do so.  Therefore, even with lower current market prices for our common stock, the market overhang of such a large number shares underlying warrants, options and convertible debentures may adversely impact our ability to obtain additional capital because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

The continuously adjustable conversion price feature of our 6% Debentures, and any similar features of any debentures we may subsequently issue, could require us to issue a large number of shares, which would cause dilution to our existing stockholders and may encourage investors to make short sales of our common stock, which could depress the price of our common stock.

We may be obligated to issue an extremely large number of shares upon the conversion of the 6% Debentures we have issued (or have agreed to issue) to Cornell because the conversion price is to be the lower of (a) $5.00 per share or (b) 80% of the average of the two lowest daily volume weighted average price (“VWAP”) of our common stock during the five trading days immediately preceding the conversion date.  Hence, the number of shares of our common stock issuable upon conversion of the 6% Debentures will increase if the market price of our stock declines, which may cause dilution to our existing stockholders.  Furthermore, the significant downward pressure on the price of the common stock as Cornell converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock, which in turn would lead to further dilution. In addition, not only the sale of shares issued upon conversion or exercise of debentures or warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our convertible debentures, or certain of our outstanding common stock warrants, we may be obligated to pay the investors of those securities liquidated damages.

We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding convertible debentures and common stock warrants.  Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933.  For example, we are required to file a registration statement for the shares underlying the 6% Debentures by April 22, 2007 and then to use our best efforts to obtain effectiveness of that registration statement.  If we are unable to meet these obligations, we may be obligated to pay liquidated damages of 1% of the principal amount of the 6% Debentures outstanding per month (up to $160,000 per month).  We cannot offer any assurance that we will be able to maintain the currency of the information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Payment of 8% Convertible Debenture Principal and Interest in Common Stock

From May 1, 2006 through February 1, 2007 we have issued various shares of common stock to holders of our 8% Debentures in payment of our monthly principal and interest obligations.  The following table summarizes such payments through March 12, 2007:

For Month Ended	Effective Date of Transaction	Number of Shares Issued
April 30, 2006	May 1, 2006	404,110
May 31, 2006	June 1, 2006	499,318
August 31, 2006	September 1, 2006	74,215
September 30, 2006	October 1, 2006	88,481
October 31, 2006	November 1, 2006	109,329
November 30, 2006	December 1, 2006	89,085
December 31, 2006	January 1, 2007	120,262
January 31, 2007	February 1, 2007	117,732

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

Warrant Issuances

From May 1, 2006 through December 1, 2006 we have issued various warrants (other than registered issuances) for services provided to us.  The following table summarizes such warrant issuances through March 12, 2007

Effective Date of Issuance	Number of shares purchasable	Exercise price	Expiration Date
May 18, 2006	12,500	$4.20	May 17, 2008
August 1, 2006	12,500	$2.68	July 31, 2008
November 29, 2006	31,250	$3.36	November 28, 2009

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

Item 4:  Submission of Matters to a Vote of Security Holders

As reported in our Form 8-K reporting an event of January 2, 2007 (filed January 4, 2007), on January 2, 2007, we held a special meeting of shareholders in Denver, Colorado.  Two proposals were submitted to the shareholders for approval as set forth in our proxy statement dated December 5, 2006:

1.                                       An amendment to our Articles of Incorporation to increase our authorized common stock to 175,000,000 shares.

2.                                       An amendment to our Articles of Incorporation to effect a reverse stock split of 1:1.5, 1:2, 1:3, or 1:4 as finally selected by the Board of Directors at any time selected by the Board of Directors prior to December 31, 2007.

There was no solicitation contrary to Isonics’ proxy statement.

There were 11,950,619 shares of common stock outstanding as of the record date (December 4, 2006) and no shares of preferred stock.  9,569,163 shares of common stock were present at the meeting and constituted a quorum.

At the meeting, the shareholders approved both proposals, as follows:

	For	Against	Abstain
Amendment to Increase Authorized Capital	8,882,427 shares	534,785 shares	151,951 shares
Amendment to effect a reverse stock split	9,019,225 shares	390,181 shares	159,757 shares

Item 6: Exhibits

Exhibits.

3.01	Registrant’s Amended and Restated Articles of Incorporation (dated May 5, 1997) (1)
3.02	Registrant’s Amended and Restated Bylaws (2)
3.03	Certificate of Amendment to Articles of Incorporation (dated November 15, 2001) (3)
3.04	Certificate of Amendment to Articles of Incorporation (dated April 29, 2005) (4)
3.05	Certificate of Amendment to Articles of Incorporation (dated January 2, 2007) (8)
3.06	Certificate of Amendment to Articles of Incorporation (dated January 30, 2007) (7)
10.01	6% Secured Convertible Debenture no. CCP-5: $3,000,000 principal (5)
10.02	Class A Common Stock Purchase Agreement, dated as of October 26, 2006 (6)
10.03	Employment Agreement with Christopher Toffales, dated as of October 27, 2006 (6)
10.04	Stockholders’ Agreement between Isonics, SenseIt, and Mr. Toffales, dated as of October 27, 2006 (6)
10.05	Waiver Agreement with Cornell Capital Partners, L.P. (7)
10.06	Settlement Agreement and Mutual Releases between Isonics and Mr. Alexander (7)
10.07	Settlement Agreement and Mutual Releases between Isonics and Mr. Rubizhevsky (7)
10.08	Employment Agreement with Christopher Toffales (7)
10.09	2007 Restructuring Equity Plan (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

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

(6)          Incorporated herein by reference to exhibits 10.1 through 10.3 to the Form 8-K reporting an event of October 26, 2006, filed on November 1, 2006.

(7)          Incorporated herein by reference to exhibit 3.1 and exhibits 10.1 through 10.5 to the Form 8-K reporting an event of February 13, 2007, filed on February 20, 2007.

(8)          Incorporated herein by reference to exhibit 3.1 to the Form 8-K reporting an event of January 2, 2007, filed on January 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 19th day of March 2007.

Isonics Corporation
(Registrant)

By	/s/ John Sakys
John Sakys
President, interim Chief Executive Officer

By	/s/ Kenneth J. Deane
Kenneth J. Deane
Chief Accounting Officer and Chief Financial Officer