Form 10-K
period 2007-04-30
ISONICS CORP
filed 2007-07-30
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended April 30, 2007

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

Registrant’s telephone number, including area code: (303) 279-7900

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 31, 2006 was approximately $28,775,000 based upon the closing sale price of the Registrant’s Common Stock on such date, as reported on the Nasdaq Capital Market. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 20, 2007, was 12,658,150 shares.

The Registrant’s proxy statement is incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “plan,” “will continue,” “will likely result” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a results of new information, future events or otherwise.

PART I

ITEM 1.                BUSINESS

General Discussion

We are focused on the development and provision of homeland security products and services and the manufacture of 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry. In June 2007 we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable homeland security and semiconductor company and because of deteriorating business conditions in the historical revenue producing products in this business.

We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our web site is www.isonics.com. Our common stock is traded on the Nasdaq Capital Market under the symbol “ISON.” Although our common stock is quoted on the Nasdaq Capital Market, our stock has at times traded at prices below the $1.00 per share minimum Nasdaq maintenance requirements. In addition, we have at times failed to meet the listing requirement of stockholders’ equity of at least $2.5 million or market value of listed securities of at least $35 million. While we are currently in compliance with the Nasdaq maintenance requirements, if the price of our common stock were to drop or if we failed to meet the minimum stockholders’ equity and market value requirements, we would be at risk of Nasdaq action to remove our securities from its Capital Market. We cannot give any assurance that we will continue to meet the Nasdaq requirements to maintain our Capital Market listing, or that if we do, a stable trading market will develop for our stock.

Effective February 13, 2007 we implemented a reverse stock split whereby every four shares of our common stock that were issued and outstanding were automatically combined into one issued and outstanding share without any change in the par value of such shares. The reverse split affected all holders of our common stock uniformly and did not affect any shareholder’s percentage ownership interest in Isonics, except to the extent the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split. All shares of our common stock and shares of common stock underlying options, warrants and convertible debentures were proportionately reduced and the exercise prices of any warrants or options and the conversion prices of any convertible debentures were proportionately increased by the reverse stock split.

Our outstanding Class B and Class C common stock warrants expired on December 29, 2006, and as a result are no longer exercisable for shares of common stock.

The address of our principal executive offices and our telephone and facsimile numbers at that address are:

Isonics Corporation
5906 McIntyre Street
Golden, Colorado 80403
Telephone No.: (303) 279-7900
Facsimile No.: (303) 279-7300

During our year ended April 30, 2007, we raised over $12,800,000 (net of expenses and $4,100,000 of payments on our 8% Convertible Debentures (“8% Debentures”)) through the issuance of both 13% Convertible Debentures and 6% Convertible Debentures, which were subsequently modified to 13% Convertible Debentures. The modified 13% Convertible Debentures with a face value of $16,000,000 (the “2006 Debentures”) along with the 13% Convertible Debentures with a face value of $2,000,000 issued in April 2007 (the “April 2007 Debenture”) are collectively referred to as (the “13% Debentures”). As a result of this financing, we believe we currently have enough working capital to finance our anticipated operations and projected negative cash flow into our quarter ending January 31, 2008.

Subsidiaries

We currently conduct some of our operations through subsidiaries. The following chart provides some information about those subsidiaries:

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Isonics Homeland	Delaware,	100%	Isonics Homeland Security and Defense
Security and Defense Corporation	USA

Corporation (“HSDC”) was formed in October 2004 and it coordinates our efforts in the homeland security market and is attempting to commercialize the detection technology that we acquired from Institut fur Umwelttechnologien GmbH (“IUT”).

SenseIt Corp	Delaware, USA	90% by HSDC

Our joint venture with SenseIt Corp (“SenseIt”) was formed in October 2006 with the purpose of accelerating development and driving commercialization of next generation infrared imaging and night vision surveillance technology in connection with our development agreement with Lucent Technologies, Inc. (“Lucent”).

Protection Plus	New York,	100% by	Protection Plus Security Corporation
Security Corporation	USA	HSDC	(“PPSC”) is a provider of advanced security and investigative services for leading businesses and institutions.
Isonics Vancouver, Inc.	Washington, USA	100%	Isonics Vancouver, Inc. (“IVI”) operates our semiconductor operations in Vancouver, Washington.

Chemotrade GmbH Dusseldorf, Germany	Germany	100%

Chemotrade GmbH (“Chemotrade”) was a value-added re-seller of stable and radioactive isotopes. It supplied radioactive isotopes for pharmaceutical and industrial research as well as for industrial and medical imaging, calibration sources and for cancer therapy (brachytherapy) applications. Additionally, Chemotrade supplied various stable isotope labeled compounds for pharmaceutical research and drug design, as well as oxygen—18 for use in producing a radioisotope used in positron emission tomography. Chemotrade’s market was primarily Europe, but sales were also made to North America and Asia. Effective December 31, 2005, we elected to close the Chemotrade office and consolidate its operation with ours in the United States.

The foregoing does not include our minority ownership in three companies:

•       We have a 30% interest in IUT, an entity based in Berlin, Germany, which performs research and development and manufactures radioisotopes.

•       We have a 25% interest in Interpro Zinc, LLC, a Colorado entity that engages in the research and development for the recovery and recycling of zinc metal from various sources. Interpro Zinc, LLC has suspended its operations due to a lack of funding and it is unclear as to if or when it will resume such operations.

•       We have an approximate 6% interest in ISCON Video Imaging, Inc. (“ISCON”), a company that is attempting to develop patent-pending infrared imaging-based technologies for the non-invasive detection of objects hidden under clothing as well as technology for the determination of the chemical composition of such objects to identify explosives and drugs

The purchase and ownership of our common stock involves a high degree of risk. See Item 1A. “Risk Factors”, below. We have not authorized anyone to give you information or to make any representation other than those contained in this annual report.

Trading Symbol

Common Stock	“ISON”

Lines of Business and Products

During the years ended April 30, 2007, 2006 and 2005, we generated sales from stable and radioactive isotopes, silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry. Additionally, as a result of the acquisition of PPSC in May 2005, we also generated revenues from providing security services for leading businesses and institutions in healthcare, education, retail, manufacturing, banking and the art world. For information about revenue for similar classes of products or services, refer to Note 16 (Business Segment, Geographic, Customer and Product

information) to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data”

In June 2007 we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable homeland security and semiconductor company and because of deteriorating business conditions in the historical revenue producing products in this business. Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) is combined into a single line item and prior periods are reclassified for this presentation. Revenue for the life sciences business, reported in the single line item of discontinued operations, was $1,803,000, $5,136,000 and $7,413,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

The following is a more specific discussion of our current operations.

Homeland Security

HSDC focuses the majority of our efforts in the homeland security sector. These efforts include entry into the security services market through our acquisition of PPSC in May 2005, acquisition and continuing development of our Ion Mobility Spectrometry (“IMS”) based detection technology and our entry into an agreement with Lucent and a 90% owned joint venture named SenseIt to develop innovative infrared imaging and night vision surveillance technology. HSDC’s ownership also includes our 30% minority interest in IUT. The following is a detail of each of our product lines within our homeland security operations:

Security Services—In May 2005, we acquired PPSC, a provider of security services located in New York, New York. Since the effective date of the acquisition, PPSC has delivered significant revenue to our consolidated financial statements and has provided gross margin of approximately 23.7% of revenues for the year ended April 30, 2007. The segment has, however, generated an operating loss for the years ended April 30, 2007 and 2006 of $(425,000) and $(24,000), respectively. During the years ended April 30, 2007 and 2006, the operating loss includes non-cash amortization of acquisition-related customer intangibles and stock-based compensation expense (year ended April 30, 2007 only) in the amount of $230,000 and $138,000, respectively. Included in the operating loss for the year ended April 30, 2007, is enhanced staffing for growth in the business as well as the costs incurred in relocating the office of PPSC.

During the fourth quarter of the year ended April 30, 2007 and the first quarter of the subsequent fiscal year, we implemented cost cutting initiatives that are expected to positively impact the results of PPSC’s operations. Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers. As a result, we have and will exit lower-margin business areas for premium accounts that prefer higher quality of service. While we believe that these cost cutting initiatives and refocused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008, we can offer no assurance that this will actually occur.

PPSC has successfully obtained its federal Government Contract Schedule (“GSA Schedule”) for security services. Although we have selectively pursued and continue to pursue government contracts in addition to commercial contracts, we have not acquired any federal government security contracts to date and we can offer no assurance that we will be able to do so.

Detection Technology—During our year ended April 30, 2007, we marketed our existing IMS-based products (the panel-mounted IMS and EnviroSecure), although we have not engaged in any significant marketing efforts for either product during the second half of our year ended April 30, 2007. Although we continue to offer EnviroSecure™, a system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings, we have not made any sales of this product or engaged in any significant marketing activities.

In November 2005, we signed a development agreement with DualDraw LLC (“Dual Draw”), a manufacturer of air quality equipment. Under this agreement, we worked to incorporate our panel-mounted IMS-based system into the DualDraw mailroom inspection workstation, a downdraft workstation that keeps toxic substances away from the breathing zone of mailroom workers who are sorting or opening mail and captures such substances with a HEPA (high efficiency particulate air) filtration system. The incorporation of our IMS capability provides an alarm if certain toxic or explosive substances are detected. We completed seven commercial installations of our panel-mounted IMS-based product in the AirChx system manufactured by Dual Draw during the year ended April 30, 2007 as well as an additional eight units subsequent to year-end. We have not received any further purchase commitments for our product to be incorporated into the AirChx system at this time. The proceeds related to the installation of the first seven commercial units during the year ended April 30, 2007 are primarily being classified as deferred revenue pending completion of certain tasks. We are continuing to work with Dual Draw to resolve any remaining issues, and we are working with IUT to prepare a version of the panel-mounted product for a test by a different potential customer.

During the latter half of the year ended April 30, 2007, we redefined and refocused the operations of HSDC to focus on the development of partnerships with leading prime contractors in the security and defense, industrial and transportation markets, although we have not yet developed any such partnerships. By working with these types of partners, we believe that we will be able to more effectively and efficiently complete the development of our IMS-based products with the goal of incorporating them into the products and systems of our partners. If we are successful in developing these types of strategic partnerships, we believe that we will be in a better position to compete with the current industry leaders through leveraging the marketing arms and customer bases of these partners. This change in strategic direction will delay the time frame for significant product sales but we are hopeful that it will allow for a significant reduction in development costs and a greater penetration of the market in the future.

IMS is a “sniffer” technology originally developed by IUT. The IMS technology is designed to continuously monitor the air and almost immediately detect and identify harmful substances at the parts per billion (ppb) level, providing, in a matter of seconds, warning of a possible threat. Through both our ongoing funding of research and development efforts at IUT and related development and commercialization efforts in the United States, we are currently in the process of re-designing the IMS technology for low-cost, high-volume manufacturing in the United States. Additionally, we have received all regulatory licenses required for domestic sales of such products.

We have also investigated our ability to package our IMS technology in a hand-held “sniffer” designed for military and first responder use. Although we are not actively developing a final product for the hand-held product, we may do so in the future when we determine that market conditions for such a product are favorable and provided we have sufficient resources to do so. Although we are hopeful that our year ending April 30, 2008 will reflect significantly greater revenues from IMS-based products (as compared to the year ended April 30, 2007), we cannot offer any assurance that this will actually occur.

Infrared Imaging Technology—In December, 2005, we approved a development plan that resulted in us becoming obligated under a Development and Licensing Agreement we entered into with Lucent in September 2005 (“the Lucent Agreement”) which, in October 2006, we assigned to our 90% owned subsidiary, SenseIt, which is described in more detail below. Under the Lucent Agreement, we are attempting to develop a next-generation infrared imaging and night vision surveillance technology based on Lucent’s micro electro-mechanical systems (“MEMS”) technology under development at its nanotechnology fabrication facility. Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes and threat detection devices used to identify concealed weapons or explosives. The MEMS approach to infrared imaging, if successful, may lead to products which we believe will at least equal the performance of, with a lower power consumption and price than, products currently available in the marketplace today. Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process. The development plan contemplates a proof-of-concept during calendar year 2007, followed by steps towards commercialization, though we can provide no assurance that a commercially attractive product will ultimately be available.

In October 2006, we acquired a 90% interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement, although we will continue to be jointly and severally liable with SenseIt to Lucent for amounts due to Lucent under the assigned Lucent agreement. The remaining 10% of SenseIt is owned by Christopher Toffales (our Chairman of the Board), who also serves as President and Chief Executive Officer of SenseIt. In addition we agreed to fund an additional $353,500 of working capital to SenseIt which has yet to be paid. As long as SenseIt continues to make its quarterly $1,000,000 payments to Lucent, Lucent will continue to work with SenseIt to develop prototypes of its first product line, “direct view” thermal imagers for weapons sights and night vision goggles and anticipates completing these prototypes during calendar year 2007. In addition, SenseIt, in conjunction with Lucent, is also pursuing a more traditional focal plane array product suitable for integration into thermal imaging cameras, as well as an advanced solid state imager approach to create a “Multi-Spectral Sensor” which can detect infrared and visible light (or two spectra of infrared light) simultaneously.

The Lucent Agreement provides for SenseIt to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Lucent Agreement. In exchange for this license, we (through our obligations to SenseIt) are funding certain of Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000. We (through our obligations to SenseIt) paid $6,000,000 of the original $12,000,000 obligation under this agreement through the date of this report. The remaining balance will be paid in quarterly $1,000,000 installments.

We did not make the $1,000,000 payment that was due to Lucent on July 16, 2007 as neither entity currently has sufficient working capital to make such payment. As a result of not making this payment (or other payments when due), Lucent may, after certain steps of notification and periods to cure have been exhausted, cancel the Lucent Agreement and all licenses granted to us thereunder or cease working on the project and then assess us a “start-up” fee if funding was to resume.

On July 26, 2007, we received official notification from Lucent that we failed to make the $1,000,000 payment to Lucent by July 16, 2007 and that in the event such non-payment continues for more than ten days, Lucent may at is discretion, suspend work on the development project. We are currently seeking additional financing to allow us to fund SenseIt so that SenseIt can make its contractual development payments to Lucent. We cannot offer any assurance that we will be able to raise the funds necessary to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due. Additionally, SenseIt may need to seek outside financing to make payments to Lucent and, if so elected, such outside financing would dilute our ownership interest in SenseIt. Lastly, although we are hopeful of a positive outcome, we can offer no assurance that the development activity underway with Lucent and SenseIt will yield technologically relevant or commercially viable products.

SenseIt has the right to terminate the development project for any reason (including if the development work is not proceeding up to our expectations) from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. Additionally, upon the commencement of commercial sales, if ever, we would be obligated to pay royalties based on revenue, potentially a sales referral fee based on revenue and also an annual exclusivity payment (to Lucent) to maintain our exclusive rights to the developed technology.

We are hopeful that SenseIt will begin to generate revenue from the next-generation infrared imaging and night vision surveillance technology during the second half of our year ending April 30, 2008, although we can offer no assurance that a marketable product will be developed.

Semiconductor Products and Services

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, generating its third consecutive quarterly operating income for the three months ended April 30, 2007.  The positive operating income results primarily from our ongoing effort to reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and custom wafer products. As a result, for the year ended April 30, 2007, the segment generated operating income in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the years ended April 30, 2006 and 2005 in the amounts of $(5,151,000) and $(6,484,000), respectively.

The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.  As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue). There has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields. Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers have experienced weakened business results in recent quarters. In addition, some customers have reported inventory buildup in reclaim and/or test products. As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations. The slowdown will have a significant impact on our results of operations and cash flows for our quarter ending July 31, 2007, which we expect to reflect a significant reduction in revenue (as compared to the previous sequential quarter) and the reporting of an operating loss for that segment. In order to minimize the effect of the slowdown, we have implemented many cost cutting procedures and will continue to do so. It is unclear as to when the market will rebound but we believe that this is a relatively short-term phenomenon and are hopeful that we will begin to see a recovery during our quarter ending October 31, 2007. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Distribution Method

Prior to the sale of our life sciences business in June 2007, we operated our life sciences sales office in Golden, Colorado. Effective December 31, 2005, we closed our life sciences office in Dusseldorf, Germany. We currently manufacture and reclaim various types of silicon wafers at our facilities in

Vancouver, Washington. PPSC provides advanced security services from our New York office. We operate our homeland security products division in Golden, Colorado. We identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers.

Significant Customers

The following tables set forth information regarding our significant customers for the years ended April 30, 2007, 2006 and 2005 (information only listed if percentage is greater than 10%).

	Percentage of revenues during years ended April 30,
	2007	2006	2005
Qimonda Richmond LLC (formerly Infineon Technologies Richmond)	21%	13%	24%
Consolidated Edison Company	—	12%	—
Foot Locker Retail, Inc.	14%	22%	—
Citicorp North America, Inc.	11%	—	—
SEH America, Inc.	—	—	11%

	Percentage of accounts receivable at April 30,
	2007	2006
Qimonda Richmond LLC (formerly Infineon Technologies Richmond)	28%	14%
Micron Technology, Inc	13%	—
Silicon Wafer Enterprises, LLC	10%	—
Citicorp North America, Inc.	—	11%

A decision by a significant customer to substantially decrease or delay purchases from us or an inability to collect significant amounts owed to us could have a material adverse effect on our consolidated financial condition and results of operations.

Research and Development

Consistent with our product development strategy, we are seeking to identify and evaluate new products for our homeland security operations and potential markets for economic and technical feasibility. During the years ended April 30, 2007, 2006 and 2005, research and development expenses were as set forth in the following table:

Year ended April 30,	Research and development expenses
2007	$4,950,000
2006	$5,018,000
2005	$1,020,000

Our principal research and development expenses during the years ended April 30, 2007 and 2006 consisted of work being performed by both Lucent and IUT. We recognized research and development expense of $4,462,000 and $3,390,000 related to these two entities for the years ended April 30, 2007 and 2006, respectively. We intend to continue using IUT to the extent necessary in improving the performance of our panel-mounted IMS-based product for our existing customer and for any new opportunities that may develop.

During the year ending April 30, 2008, we expect to continue to focus our research and development efforts on existing and new products for our homeland security operations. These efforts continue the research and development we performed during the years ended April 30, 2007, 2006 and 2005. Trace detection technology and product development continues to focus on very low-level detection of various types of explosives utilizing IMS and other low concentration analytics techniques. Additionally, through the Pacific Northwest National Lab, in partnership with the Highly Pure Biopreparation Lab in St. Petersburg, Russia we (at a minimal cost) are researching the effectiveness of a bioremediation system for advancement of cleanliness in our hospitals. This program is sponsored by the United States Department of Energy as a threat reduction and proliferation effort. We have, as partners to the program, specific rights to the systems developed from these efforts. Although promising, we do not have sufficient results from testing to advance a prognosis as to the systems overall capability at this time.

While we continue to offer silicon-28 wafers, we did not receive significant revenues in our years ended April 30, 2007, 2006 or 2005, and we are not aware of any plans by any company for the introduction of products based on silicon-28 wafers. As a result, we do not anticipate significant proceeds from silicon-28 product sales during the year ending April 30, 2008. We have also eliminated any further expenditures on research and development related to our silicon-28 technology.

Patents and Proprietary Rights

We rely primarily on a combination of patents and patent applications, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property. See 1A. “Risk Factors.”

We currently have six United States patents in our own name (US 6,653,658 dated November 2003, US 6,838,020 dated January 2005, US 6,867,459 dated March 2005, 6,926,876 dated August 2005, 6,979,630 dated December 2005 and 7,119,400 dated October 2006) and have filed several other patent applications regarding silicon-28 and other isotopically purified materials.

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

Several disclosures related to the trace detection technology underlying IMS have been written and several patent applications have been filed. We can offer no assurance that any patents will be awarded related to these developments.

Competition

Many of our potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we. Some of our competitors may form partnerships or alliances with other companies, with the resulting entity possessing greater market strength than we have. We face competition relative to many of our products, including:

Homeland Security

A large number of companies are involved in the homeland security industry, an industry that received a significant impetus from the events of September 11, 2001. Many of these companies (such as OSI Systems, Inc., Smiths Heimann, Inc. and L-3 Communications Holdings, Inc.) are significantly larger than are we and generally have greater financial resources at their disposal. We believe that the technology that we have acquired from IUT may result in better detection products that will be attractive to the marketplace. Given the size and importance of the homeland security market, we anticipate that even greater competition will emerge. Additionally, within the services segment of homeland security, there will continue to be significant additions to security services required. There will be continued pressure within this business segment by larger service providers such as Smith Heimann, Inc., however there are niche segments that provide PPSC opportunities that otherwise could be underrepresented.

Semiconductor Materials

Silicon wafers—manufacturing and reclamation.   There are a number of competitors in the virgin test wafer and wafer reclamation business. We compete for business primarily in North America, but have begun soliciting business from the European Union. Larger competitors, such as Pure Wafer Ltd. and Rasa Industries Ltd., provide a wide range of products and services comparable to us and compete on a global basis. There are numerous smaller competitors that provide a more focused product or service offering and compete on a local or regional basis. Customers select a supplier based on a combination of factors including price, delivery time, and quality.

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

Manufacturing and Supply

While we initially manufactured our IMS-based products using the existing IUT facilities and subcontractors, we entered into contracts for the manufacturing of such products with independent, non-affiliated contractors in the United States. In each case, the contracts are with unaffiliated entities on terms that we negotiate.

We manufacture and reclaim silicon wafers at our facilities in Vancouver, Washington. The majority of the research and development work associated with our IMS-based products is performed at IUT (which outsources the manufacturing work to various European entities) while the remaining work is performed by non-affiliated entities in the United States.

Prior to the sale of our life sciences business, we obtained stable isotopes from a variety of isotope sources, primarily located in Russia. Other facilities elsewhere in the world, including the Oak Ridge National Laboratory in Oak Ridge, Tennessee, and private and pseudo-governmental facilities in Great Britain, Germany, the Netherlands and the Republic of South Africa, have the potential to produce stable isotopes. These suppliers are no longer material to our business operations since we sold our life sciences business in June 2007.

Except for the agreements with our homeland security products manufacturers, we do not have any written agreements with our suppliers and processors that are material to our operations. Although we attempt to reduce our dependence on our suppliers, disruption or termination of any of the sources could occur, and such disruptions or terminations could have at least a temporary, materially adverse effect on our business, financial condition, and results of operations. Moreover, a prolonged inability to obtain alternative sources for processing could have a materially adverse affect on our relations with our customers.

Generally we find the raw materials necessary for our operations to be readily available, either from the general market place for raw materials that are commonly available or through our suppliers, although the increased demand (driven by the fast-growing solar market) in the silicon market has decreased the availability (and increased the price) of raw materials for virgin test wafers.

Government Regulation

Regulation by government authorities in the United States and other countries is a significant consideration in the research, development, production, distribution and marketing of our homeland security products. In order to clinically test, manufacture, distribute, market and sell products, we must follow safety and other standards established by applicable regulatory authorities. We may be subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions, laboratory and manufacturing practices, and the use, storage and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. The regulations potentially material to our business are summarized below.

Homeland Security Services.   Our subsidiary, PPSC, provides armed and unarmed guard services primarily in the states of New York, New Jersey and Connecticut. PPSC must obtain licenses from each state in which it operates for both armed and unarmed guard services. PPSC is current in its licensing obligations.

Homeland Security Products.   Our IMS-based products use a radioactive sealed source to operate—similar to the sealed sources used in in-home smoke detectors. We have received all regulatory licenses required for domestic sales of our panel-mounted IMS-based product used on the Dual Draw AirChx system, including a Sealed Source Device Registration from the Nuclear Regulatory Commission (“NRC”). These regulatory requirements greatly slow the sales process of bringing any other IMS-based products to market.

Life Sciences Products.   We were not subject to any FDA regulation for our life sciences business because we merely supplied product and did not manufacture any drug products or other medical devices.  We no longer participate in the life sciences business and, therefore, these issues no longer are material to us.

Product Liability and Insurance

Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew product liability insurance (which currently expires April 30, 2008) in order to protect ourselves from such potential exposures, however there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, or, if available, the cost will be acceptable. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions. Additionally, we are applying for Homeland Security product coverage under the United States Safety Act. If this application is accepted, we, our manufactures and our clients would be covered for certain liability of that product in the event the specified product were in place during a occurrence defined as a terrorism attack.

Financial Information About Geographic Areas

The following table sets forth information for the last three years regarding revenues generated from activities within the United States and other geographic regions:

	Revenues from customers in specified geographic regions for the year ended April 30,
	2007	2006	2005
United States	$27,731,000	$18,580,000	$2,692,000
Other Countries	—	—	—

In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007). As a result, we reclassified the operations of our life sciences business as discontinued operations. Prior year information has been reclassified to conform with the current year presentation. Substantially all of our assets are based in the United States. We have no material long-lived assets or other assets based outside of the United States.

Employees

As of June 30, 2007, we had four employees, and with our subsidiaries we had a total of 477 full-time employees as described in the following table:

Business	Number of employees
Homeland security operations	3
Security Services	423
Semiconductor operations	47
Corporate office	4

An employee’s responsibilities may also encompass areas other than his or her primary area of responsibility. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

Securities Exchange Act Reports

We maintain an internet website at www.isonics.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and Section 16 filings. We make this information available on our website free of charge as soon as reasonable practicable after we electronically file the information with, or furnish it to, the SEC. Alternatively, you may read and copy any information we file with the SEC at its public reference room at 100 “F” Street NE, Washington, D.C. 20549. You may obtain information about the operation of the public reference room by calling 1-800-SEC-0330. You may also obtain this information from the SEC’s website, http://www.sec.gov.

ITEM 1A.        RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

We have historically had working capital shortages, even following significant financing transactions and we received an opinion from our auditors indicating a substantial doubt regarding our ability to continue as a going concern.

We have had working capital shortages in the past and, although we raised capital totaling more than $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses, which have impacted working capital. As of April 30, 2007, our consolidated balance sheet reflects working capital of $3,310,000. As a result of our continued operating losses and projected declining working capital balances during the year ending April 30, 2008, the auditors report included with our financial statements includes the following explanatory paragraph:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will continue to require funding from investors for working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Our ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. We can offer no assurance that we will be successful in our efforts to raise additional proceeds or achieve profitable operations. The consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data” have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Based on the amount of capital we have remaining, our current negative cash flow from operations and investing activities, we anticipate that we will continue to incur a working capital deficit unless we are able to substantially increase our revenue or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income. Nevertheless, as a result of our fund raising activities during the year ended April 30, 2007, other anticipated cash flows and certain cost-saving measures we have instituted, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow into our quarter ending January 31, 2008.

Our ability to obtain further financing when necessary is limited.

We have historically financed our operating losses and cash flow deficits through private placements of our equity and debt securities. Our outstanding 13% Debentures contain significant restrictions on our ability to raise any additional capital for so long as the convertible debentures are outstanding and ultimately, our ability to finance our operations will depend on our ability to generate revenues that exceed our expenses. Although we believe we are on a path to that end, we cannot offer any assurance that we will be able to succeed in reaching that goal.

We may be delisted from the Nasdaq Capital Market and delisting may adversely impact our ability to raise capital.

During the year ended April 30, 2007, we received four notifications from Nasdaq identifying listing deficiencies, which, if not cured timely, could have resulted in our delisting from the Nasdaq Capital Market. While we cured these deficiencies, we continue to be subject to all of Nasdaq’s continued listing requirements, including requirements for either a minimum level of stockholders’ equity or market value of listed securities and maintenance of a $1.00 per share minimum bid price. Unless circumstances change, there is a significant risk that we may not meet either of the minimum stockholders’ equity or market value of listed securities requirement at July 31, 2007, although we will not be able to confirm whether we meet certain of the requirements until later in August or early September 2007. Nevertheless, we are developing plans to deal with this situation should it occur, although we cannot offer any assurance that we will be able to implement any such plans should it become necessary to do so.

If we were to receive a notice from Nasdaq for failure to comply with the requirements, and if it was not cured timely, it could result in our delisting from the Nasdaq Capital Market. We can offer no assurance that we will be able to cure any future listing deficiencies or sustain compliance with all continued listing requirements.

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult, may raise liquidity issues for current investors and may place some of our existing obligations into default.

We have three business segments and, for the year ended April 30, 2007, two of our three segments operated at a loss.

For the years ended April 30, 2007, 2006 and 2005, our operating segments incurred operating losses as follows:

	Year ended April 30,
	2007	2006	2005
Homeland security products	$(6,664,000)	$(5,989,000)	$(1,728,000)
Security services	(425,000)	(24,000)	—
Semiconductor products and services	326,000	(5,151,000)	(6,484,000)
Reconciling amounts(1)	(8,785,000)	(4,499,000)	(3,744,000)
Total	$(15,548,000)	$(15,663,000)	$(11,956,000)

(1)          Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007). As a result, we reclassified the operations of our life sciences business as discontinued operations. Prior year information has been reclassified to conform with the current year presentation.

We expect that these losses (on a consolidated basis) will continue through the remainder of our year ending April 30, 2008. As described in the next risk factor, unless we are able to develop and sell new products profitably, we may be unable to remain competitive and it is likely that our losses and negative cash flow will continue.

Unless we are able to develop and sell our products profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

Our ability to generate positive cash flow, additional revenues, and ultimately net income, is dependent upon the success of our homeland security products, security services and semiconductor operations. While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers have experienced weakened business results in recent quarters. In addition, some customers have reported inventory buildup in reclaim and/or test products. As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations. The slowdown will have a significant impact on our results of operations and cash flows for our quarter ending July 31, 2007, which we expect to reflect a significant reduction in revenue (as compared to the previous sequential quarter) and the reporting of an operating loss for that segment. In order to minimize the effect of the slowdown, we have implemented many cost cutting procedures and will continue to do so. It is unclear as to when the market will rebound but we believe that this is a relatively short-term phenomenon and are hopeful that we will begin to see a recovery during our quarter ending October 31, 2007. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

We have had limited success in marketing our homeland security products, having sold to date only fifteen units of our panel-mounted IMS-based product. Although we continue to market products based on our IMS technology, we are not doing so aggressively. We are attempting to resolve certain issues that we confronted with our earlier version of the panel-mounted IMS-based product. Consequently, we cannot offer any assurance that our marketing efforts will result in any additional sales or that additional sales would result in significant revenues to us. While we are considering the development of other IMS-based products (such as the hand-held ‘sniffer’ discussed above), we do not have the capital resources necessary to develop or manufacture these other products. We cannot offer any assurance that we will be able to do so in the future.

We have issued securities during the years ended April 30, 2007, 2006 and 2005, and subsequently which has resulted (and will in the future when warrant exercises or conversions occur) in dilution to our existing shareholders. This was accomplished to provide necessary working capital or obtain assets and services. We will likely issue more securities to raise additional capital or to obtain other services or assets, any of which may result in substantial additional dilution.

During the course of the last three fiscal years, we have raised in excess of $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) to finance our business operations and acquisitions. During that period and subsequently, we have also issued a number of shares, options, and warrants, to acquire services and assets from third parties and pursuant to our stock option plans. We expect to raise additional financing during our year ending April 30, 2008 if we can do so on terms that we believe to be appropriate, given our financial condition and other circumstances. We also expect to issue additional shares, options, and warrants where we can to obtain necessary services. Some of the issuances we have made in the past and are likely to make in the future have been issued at prices below market and (as is frequently the case with declining market prices) at prices below our historical market prices. Consequently, our shareholders have suffered dilution in the value of their shares and can expect that we will be issuing additional securities on similar terms. Further dilution can be expected to occur when our outstanding options and warrants are exercised or debentures are converted at prices below the market.

Two former holders of a portion of the then outstanding 8% Debentures have asserted that a default existed.

Two entities who held 8% Debentures (which have been paid in full as of February 1, 2007) have previously asserted that the issuance of the 13% Debentures constituted a default (due to a potential variable conversion provision contained within the 13% Debentures which gives the 13% Debenture holder the right to convert the 13% Debentures into common stock at the lower of $5.00 or at a discount to market, subject to certain limitations and as defined) under the 8% Debentures. We have contested that allegation (based on such clause not surviving the final agreement and a defense of in pari delicto), and will defend it in court if necessary. Although we have not had any further communication from the former holders regarding this issue other than the allegation of default, any litigation would be time consuming and expensive and, although we believe that we have significant grounds to contest the existence of any default, we cannot be assured of success. If they were to prove a default, we could be liable for 130% of the principal amount of their 8% Debentures on the closing date of the 13% Debenture transaction (an amount of approximately $1,200,000, including accrued interest).

Accounting charges resulting from our issuance of the 13% Debentures may lead to significant non-cash charges which would adversely impact future interest expense, net income and earnings per share and may also lead to future volatility in our financial statement components.

As a result of the issuance of the 13% Debentures, we will be required to record significant non-cash interest charges over the life of the 13% Debentures (in addition to interest expense relating to the 13% interest rate borne by the 13% Debentures which will be paid in cash or shares of our common stock, at our option). This will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

Historically we depended upon few customers for a significant portion of our revenues and our business could have been materially and adversely affected if we lost any one of those customers.

We have been dependent on a few significant customers who have purchased our products or services in amounts greater than 10% of our consolidated revenues. A decision by any significant customer to substantially decrease or delay purchases from us or an inability to collect significant amounts owed to us could have a material adverse effect on our consolidated financial condition and results of operations.

We realized increased expenses, reduced revenues and longer than anticipated delays in integrating past business acquisitions into our operations, and we may face similar difficulties with future acquisitions as well.

We experienced increased costs and delays in integrating the operations of the business and assets we acquired from EnCompass Materials Group, Ltd. (“EMG”) in June 2004, and we also realized revenues that were significantly reduced from that which we had anticipated which adversely affected the operations of our semiconductor division. Regardless of the extent of our planning, we may recognize increased costs and delays, and reduced revenues, when integrating future business acquisitions into our business operations and strategy. While we believe that we have and will continue to plan for integration of acquired business operations to the best of our ability, we cannot offer any assurance that any or all such efforts will proceed as anticipated.

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

Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel and consultants, including Christopher Toffales, our Chairman of the Board. Currently Mr. Toffales is covered by a two-year employment agreement that is renewable on an annual basis. We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

The reorganization of our Company and the changes in our senior management may result in a disruption of operations or have adverse impacts on our business.

As part of the our management reorganization in February 2007, James E. Alexander and Boris Rubizhevsky, resigned from their positions as officers and directors; Lindsay A Gardner, a vice president, resigned from her position as a director and later as vice president. Both Mr. Alexander and Mr. Rubizhevsky were founding members of Isonics and actively managed our operations since formation, and Ms. Gardner had been a director of Isonics since 1993. We terminated several other employees and officers during that period of time. The departure of these directors and officers and the introduction of new officers and directors to fill their positions may disrupt our operations and adversely effect our business operations.

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

The markets for our homeland security and semiconductor products and services are characterized by rapidly evolving technology and a continuing process of development. Our future success will depend upon our ability to develop and market products that meet changing customer and technological needs on a cost effective and timely basis. If we fail to remain competitive by anticipating the needs of our customers and our customers contract with other suppliers, our revenues and resulting cash flow could be materially and adversely affected.

Our semiconductor products and services segment is dependent on the performance of several key pieces of equipment. If any of these items were not to perform to their ability or were taken out of service for any significant amount of time, our ability to produce product would be severely compromised.

The performance of our semiconductor products and services segment is directly tied to the performance of several key pieces of equipment, which are typically intricate and expensive. The average time between failures is typically long and the corresponding time for repair is typically short; as a result, most of the time the issues are routine and are quickly repaired. However, this is not always the case and there have been times in the past when critical tools have been out of service for a period of time, which had a negative impact on revenues in the short term. Further, due to our historical working capital shortages and the significant historical net losses, we are unable to purchase the necessary equipment redundancy. Any future equipment issues could have a significant impact on our ability to produce and ship the products to our customers, thereby potentially impacting both our revenues and related cash flows.

We could be subject to environmental regulation by federal, state and local agencies, including laws that impose liability without fault, which could produce working capital shortages and lessen shareholders’ equity.

Our IMS-based products use radioactive sources. As a result, we are subject to a variety of federal, state, and local environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during manufacturing processes. Regulations that become applicable to our operations in the future could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with governmental regulations. Historically, our costs of compliance with environmental regulations have not been significant because we use licensed manufacturers in connection with the manufacture of these products.

We are controlled by our Board of Directors; individual purchasers of our shares will have little ability to elect directors or control our management.

Our shares are widely-held, and our management beneficially owns our securities in an amount less than 10% of the outstanding votes at any shareholders’ meeting. Nevertheless, it is likely that the Board of Directors will be able to influence all matters submitted to stockholders for approval, including the election and removal of directors and any merger, consolidation or sale of substantially all of our assets, and to control our management and affairs. Such control may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would be beneficial to other stockholders.

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

The trading price of our securities has been subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, our announcements of technological innovations or new products by us or our competitors, delays in our product development and marketing, and other events and factors over which we have no influence or control. The securities markets themselves have experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Regulatory developments in the United States and foreign countries, public concern as to the safety of products containing radioactive compounds, economic and other external factors, all affect the market price of our securities. In addition, the realization of any of the risks described in these “Risk Factors” could have a significant and adverse impact on such market prices.

SEC penny stock regulations may limit the ability to trade our securities.

Although our common stock is currently quoted on the Nasdaq Capital Market, our common stock has in the past been subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We have, at times in the past, been included within the SEC Rule 3a-51 definition of a penny stock. When our common stock is considered to be a “penny stock,” trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities, adding a significant amount of broker-dealer compliance to transactions in penny stocks. Many brokers are unwilling to engage in transactions in penny stocks and, therefore, if we lose our listing on the Nasdaq Capital Market, the marketability of our securities may weaken significantly.

We cannot give any assurance that we will be able to meet the Nasdaq requirements to maintain our Capital Market listing, or that if we do, a stable trading market will develop for our stock or our warrants. See “We may be delisted from the Nasdaq Capital Market and delisting may adversely impact our ability to raise capital” for additional risk factors associated with potential Nasdaq listing deficiencies.

Future sales of our common stock may cause our stock price to decline.

Our stock price has declined from a price of approximately $24.00 (adjusted for the reverse split) per share at the beginning of 2005 to prices of less than $1.50 (adjusted for the reverse split) at various times since May 2006. Our stock price may decline further as a result of future sales of our shares, the perception that such sales may occur, our financial or operational performance, or other reasons. As of July 20, 2007, approximately 940,000 shares of common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act. The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Additionally, the terms of the 13% Debentures contain restrictions on our ability to pay dividends to holders of our common stock.

Outstanding debentures, options and warrants may make it difficult for us to obtain additional capital on reasonable terms.

We have a significant amount of securities outstanding that are convertible into or exercisable for shares of our common stock, in some cases at prices below the market price for our shares. The existence of these convertible or exercisable securities have in the past and may in the future make it more difficult for us to raise any further financing because any new investors will perceive that the securities offer a risk of substantial potential future dilution.

In addition, the continuously adjustable conversion price feature of our 13% Debentures, and any similar features of any debentures we may subsequently issue, could require us to issue a large number of shares, which would cause dilution to our existing stockholders and may encourage investors to make short sales of our common stock, which could depress the price of our common stock and adversely impact our ability to raise capital when necessary.

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our convertible debentures, or certain of our outstanding common stock warrants, we may be obligated to pay the investors of those securities liquidated damages.

We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding convertible debentures and common stock warrants. Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933. If we are unable to meet these obligations, we may be obligated to pay liquidated damages of 1% of the principal amount of the 13% Debentures outstanding per month (up to $180,000 per month). We cannot offer any assurance that we will be able to maintain the currency of the information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

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

We failed to provide necessary funding to SenseIt to make the most recent development payment to Lucent and, as a result, Lucent could terminate the agreement and our investment in SenseIt would be impaired. Even if we are able to make the development payment we have missed or future development payments when due, there is no guarantee that the development activity will yield technologically relevant or commercially viable products.

SenseIt failed to make the development payment due to Lucent on July 16, 2007. SenseIt was unable to make this payment because we were unable to provide adequate funding to SenseIt. Consequently, Lucent may in its discretion take steps to terminate the agreement and all licenses granted to us thereunder or cease working on the project and then assess SenseIt a “start-up” fee if funding was to resume. On July 26, 2007, we received official notification from Lucent that we failed to make the $1,000,000 payment to Lucent by July 16, 2007 and that in the event such non-payment continues for more than ten days, Lucent may at is discretion, suspend work on the development project. Because of our continuing working capital shortages, we may not be able to provide SenseIt funding for future (or current) development payments to Lucent, and SenseIt may not be able to find third-party investors to provide it the necessary capital. If the Lucent agreement were to be canceled, our investment in SenseIt would be impaired. Lastly, although we are hopeful of a positive outcome, we can offer no assurance that the development activity underway with Lucent and SenseIt will yield technologically relevant or commercially viable products.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our corporate and HSDC office is located in Golden, Colorado. In April 2007, we renewed our month-to-month lease (at a rate of $3,077 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

We conduct our semiconductor operations in two facilities leased in Vancouver, Washington. The first lease requires a minimum payment of $9,700 (which increases to $10,670 on September 1, 2007) per month and terminates August 31, 2012 while the second lease requires a minimum payment of $6,150 per month and terminates January 31, 2008.

PPSC is located in Manhattan, New York. PPSC operates under a lease agreement, which requires a minimum payment of $13,750 per month (escalating on an annual basis) and terminates September 30, 2013.

ITEM 3.                LEGAL PROCEEDINGS

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a meeting of our shareholders during the fourth quarter of the year ended April 30, 2007.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information.

Our common stock is quoted on the Nasdaq Capital Market. Our Class B and C warrants expired on December 29, 2006. As of July 20, 2007, we had outstanding 12,658,150 shares of our common stock. The trading symbol for our common stock is ISON.

The following table sets forth, for each of the fiscal periods indicated, the range of the high and low sale prices per share as reported by the NASDAQ Capital Market. These prices do not include adjustments for retail markups, markdowns or commissions. These prices have been adjusted for the reverse stock split that was completed in February 2007.

Three months ended
July 31, 2007
(through July 20, 2007)
Common Stock (ISON)
High	$1.63
Low	$1.20

	Three months ended
	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007
Common Stock (ISON)
High	$5.00	$4.44	$3.52	$2.24
Low	$1.64	$2.40	$2.28	$1.05

	Three months ended
	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006
Common Stock (ISON)
High	$14.16	$13.48	$9.20	$8.40
Low	$6.88	$7.96	$7.16	$5.04

(b) and (c)   Shareholders and Dividends.

As of April 30, 2007, and as of the most recent practicable date there were approximately 80 shareholders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in “street name.”

We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the year ended April 30, 2007.

	Equity Compensation Plan Information(1)(2)(3)
Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	401,000	$5.90	251,000
Equity compensation plans not approved by security holders(4)	3,250,000	$1.82	250,000
Total	3,651,000	$2.54	501,000

(1)          This does not include options or warrants held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

(2)          Subsequent to year-end, our Board of Directors approved an increase in the authorized shares in the 2005 Stock Option Plan from 875,000 to 2,875,000. The effectiveness of this increase is subject to stockholder approval.

(3)          Subsequent to year-end, our Board of Directors adopted and approved the establishment of the 2007 Non-Employee Directors Stock Option Plan. The plan has 1,500,000 authorized shares and the effectiveness of such plan is subject to shareholder approval.

(4)          The 2007 Restructuring Equity Plan was adopted and approved by our board of directors during the year ended April 30, 2007. The effectiveness of such plan is subject to shareholder approval.

(e)           Performance Graph.

The following line graph compares cumulative total stockholder returns for the five years ended April 30, 2007 for (i) our common stock, the (ii) the Russell 2000 index, and (iii) the Philadelphia Semiconductor Index, a published industry index for the semiconductor market. The graph assumes an investment of $100 on April 30, 2002. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. Because of our diverse business, which includes semiconductor operations, the development of homeland security products and security services, and previously life sciences operations, we did not compare our stock performance against a peer or peer group because we do not believe we can reasonably select a peer or peer group that would provide an accurate comparison to us. The performance shown is not necessarily indicative of future performance.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

Among Isonics Corporation, the Russell 2000 Index
and the Philadelphia Semiconductor Index.

(f)             Recent Sales of Unregistered Securities—Item 701 Disclosure.

Employee and Director Offerings

Employee Offerings

(a)   During the past years, we issued shares of common stock and options to purchase shares of common stock pursuant to existing employee benefit plans. As noted in the following discussion, these plans (except the 2007 Restructuring Equity Plan which has not been approved by shareholders or included within a registration statement) have been included within registration statements on Form S-8 (file nos. 333-128592, 333-74339 and 333-52514). The following table sets forth information about the options outstanding and available for issuance under each of the plans as of April 30, 2007:

Plan Name	Issued Options/Shares	Available for Grant or Issuance
1996 Stock Option Plan	20,000 options	0 options
1996 Executives Equity Incentive Plan	47,500 options 63,750 shares	0 options/shares
1996 Equity Incentive Plan	102,000 options 3,750 shares	0 options/shares
1998 Employee Stock Purchase Plan	22,860 shares	0 shares
2005 Stock Option Plan	174,000 options 450,000 shares	251,000 options/shares
2007 Restructuring Equity Plan	3,250,000 stock options	250,000 options

As a result of the adoption of the 2005 Stock Option Plan by our stockholders on April 19, 2005, we will issue no additional shares or options under either the 1996 Executives Equity Incentive Plan or the 1996 Equity Incentive Plan. Effective May 1, 2006, the ESPP plan was terminated. In June 2007, we issued 200,000 and 150,000 shares to a key consultant and employee from the 2005 Stock Option Plan and the 2007 Restructuring Equity Plan, respectively.

Issuances to Officers or Directors Not Previously Reported

(a)   On October 30, 2006 we granted 5,000 stock options each to Richard H. Hagman, C. Stewart Verdery, Jr., Russell W. Weiss and Richard Parker under the 1998 Directors’ Plan. The options are exercisable at $2.68, expire October 29, 2011 and vested immediately.

Applicable to the Offerings to the Employees, Officers and Directors

(a)          Not applicable.

(b)         No underwriters were involved in the transactions.

(c)          The stock options issued outside of our employee benefit plans were, for the most part, issued in consideration of services rendered. In some cases they were issued to encourage the performance of services in the future.

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

Purchase of Equity Securities by Issuer and Affiliated Purchaser

During the years ended April 30, 2007, 2006 and 2005, and subsequently, neither Isonics or any executive officer or director purchased any shares of our common stock in a Rule 10b-18 transaction or otherwise. Certain of our officers made purchases through our Employee Stock Purchase Plan or the employee stock option plans

The Employee Stock Purchase Plan contemplated that each employee had the right to withhold a portion of his or her salary and have that portion applied to purchase our common stock directly from us at a discount to the market price on June 1 and December 1 of each year. Officer purchases under the ESPP are summarized as follows (the ESPP was terminated on May 1, 2006):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 1, 2004	297	$3.64	none	none
December 1, 2004	108	$6.12	none	none
June 1, 2005	196	$6.12	none	none
December 1, 2005	491	$6.12	none	none
May 1, 2006	422	$4.40	none	none

Recent Sales of Unregistered Securities

During the three months ended April 30, 2007 (and subsequently) we entered into the following transactions that were not registered under the Securities Act of 1933, as amended:

Clayton Dunning Capital Partners, Inc.

As consideration for entering into a financial advisory agreement on March 4, 2007 we granted Clayton Dunning Capital Partners, Inc. (“Clayton Dunning”) a warrant to purchase 100,000 shares of our common stock. The following is the information required by Item 701 of Regulation S-K.

(a)   On March 5, 2007 we granted Clayton Dunning a warrant (which was simultaneously transferred to Roadrunner Capital Group) to purchase 100,000 shares of our common stock at $1.65 per share exercisable for two years.

(b)   There was no placement agent or underwriter for the transaction.

(c)   The warrant was issued in consideration for Clayton Dunning entering into a financial consulting agreement with us.

(d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 and Regulation D for the issuance of the common stock. We did not engage in any public advertising or general solicitation in connection with this transaction. The investor represented to us that it was an accredited investor and had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information. Based on our investigation, we believe that the investor obtained all information regarding Isonics it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)   The warrant is exercisable or exchangeable into shares of common stock.

(f)    No cash proceeds were received.

CEOcast Inc.

On May 22, 2007 we entered into a consulting agreement with CEOcast Inc. (“CEOcast”), and as partial consideration for the investor relation services CEOcast will provide to us, we issued CEOcast 18,750 shares of our restricted common stock. The following is the information required by Item 701 of Regulation S-K.

(a)   On May 22, 2007 we issued CEOcast 18,750 shares of our restricted common stock.

(b)   There was no placement agent or underwriter for the transaction.

(c)   The shares were issued in consideration for CEOcast entering into an agreement with us, and we received no cash therefore.

(d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 and Regulation D for the issuance of the common stock. We did not engage in any public advertising or general solicitation in connection with this transaction. The investor represented to us that it was an accredited investor had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information. Based on our investigation, we believe that the investor obtained all information regarding Isonics it requested, received answers to all questions it posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)   The shares were common stock and, therefore, are not exercisable or exchangeable into shares of common stock.

(f)    No cash proceeds were received.

Sound Business Solutions, Inc.

On June 19, 2007 we entered into a consulting agreement with Sound Business Solutions, Inc, a corporation controlled by Joanna Lohkamp. Ms. Lohkamp serves as the Chief Operating Officer of our wholly owned subsidiary IVI. Pursuant to that agreement we granted Sound Business Solutions, Inc. options to purchase 200,000 shares of our common stock. The following is the information required by Item 701 of Regulation S-K.

(a)   On June 19, 2007 we granted Sound Business Solutions Inc. options to purchase 200,000 shares of our common stock pursuant to our 2005 Equity Plan (a portion not yet subject to a registration statement). The options are exercisable at $1.45 and expire on June 18, 2011. Options to acquire 66,667 shares vested immediately, options to acquire 66,667 shares vest on September 7, 2007, and 66,666 of the options vest on January 31, 2008.

(b)   There was no placement agent or underwriter for the transaction.

(c)   The options were granted in consideration for Sound Business Solutions Inc. entering into the consulting agreement by which it agreed to provide services to Isonics. We received no cash for the issuance of the options.

(d)   We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for the issuance of the stock options. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. We believe that Ms. Lohkamp, the sole owner of Sound Business Solutions, is an accredited investor. We believe that the investor obtained all information regarding Isonics it requested, received answers to all questions it (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)   The stock options are exercisable to purchase shares of common stock as described above.

(f)    No proceeds were received.

Michael Caridi

On June 22, 2007 our wholly owned subsidiary PPSC entered into an employment agreement (the “Employment Agreement”) with Michael Caridi to serve as PPSC’s Senior Vice President. Pursuant to the Employment Agreement, we granted Mr. Caridi options to purchase 150,000 shares of our common stock pursuant to our 2007 Restructuring Equity Plan, which plan is subject to shareholder approval. The following is the information required by Item 701 of Regulation S-K.

(a)   On June 22, 2007 we granted Michael Caridi options to purchase 150,000 shares of our common stock. The options are exercisable at $1.50 and expire on June 21, 2012. The options are subject to the following vesting schedule: (i) 50,000 options vested immediately; (ii) 25,000 shares vest six months from the date of the Employment Agreement; (iii) 25,000 options vest nine months from the date of the Employment; and (iv) 50,000 shares vest upon achieving certain operating income levels for the fiscal year ending April 30, 2008. Options shall only vest if Mr. Caridi is an employee of PPSC on each vesting date.

(b)   There was no placement agent or underwriter for the transaction.

(c)   The stock options were granted in consideration for Mr. Caridi entering into the employment agreement with our wholly-owned subsidiary, PPSC. We received no cash for the issuance of the options.

(d)   We relied on the exemption from registration provided by Section 4(2) under the Securities Act of 1933 for the issuance of the stock options. We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission, our press releases, access to our auditors, and other financial, business, and corporate information. We believe that the investor obtained all information regarding Isonics it requested, received answers to all questions he (and its advisors) posed, and otherwise understood the risks of accepting our securities for investment purposes.

(e)   The stock options are exercisable to purchase shares of common stock as described above.

(f)    No proceeds were received.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in Item 8. “Financial Statements and Supplementary Data” of this report. The historical results are not necessarily indicative of results to be expected in any future period. In January 2007, we elected to discontinue the operation of our life sciences business and to put the assets and business up for sale. As a result, we reclassified the operations of our life sciences business as discontinued operations. Prior year information has been reclassified to conform with the current year presentation.

	Year Ended
	April 30, 2007	April 30, 2006	April 30, 2005	April 30, 2004	April 30, 2003
	(in thousands, except share amounts)
Summary of Operations
Revenues	$27,731	$18,580	$2,692	$519	$197
Operating loss	$(15,548)	$(15,663)	$(11,956)	$(4,658)	$(3,655)
Loss from continuing operations	$(12,941)	$(31,381)	$(13,024)	$(4,675)	$(2,055)
Income (loss) from discontinued operations, net of income taxes	$(224)	$(960)	$(2,153)	$(512)	$949
Net loss attributable to common stockholders	$(13,165)	$(32,442)	$(16,515)	$(7,025)	$(1,106)
Life sciences segment revenue included in income (loss) from discontinued operations, net of income taxes	$1,803	$5,136	$7,413	$8,202	$8,854
Per Share Data
Net loss per share—basic and diluted attributable to common stockholders	$(1.11)	$(4.00)	$(2.95)	$(2.12)	$(0.38)
Weighted average common shares used in computing per share information	11,898	8,103	5,596	3,313	2,929
Balance Sheet Data
Cash and cash equivalents	$1,566	$1,586	$20,598	$3,213	$199
Working capital (deficit)	$3,310	$(6,445)	$18,203	$6,571	$1,056
Total assets	$18,960	$17,863	$31,181	$8,681	$5,747
Long-term debt	$9,344	$174	$15,740	$—	$—
Preferred stock	$—	$—	$4,033	$5,613	$745
Stockholders’ equity	$3,555	$2,643	$9,588	$7,711	$4,308

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Discussion

We are focused on the development and provision of homeland security products and services and the manufacture of 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry. During the past several years, our operations have been characterized by working capital and cash flow shortfalls, and the need for a significant amount of third party investment to enable us to meet our financial obligations. Although we have met our obligations to date (except for the $1,000,000 payment that was due to Lucent on July 16, 2007), we have frequently been required to allocate our available cash among various obligations. During the year ended April 30, 2007 and subsequently, we have also refocused our operations and we have attempted to reduce significantly our expenses, including the cash flow necessary to pay our overhead.

We redefined and refocused the operations of HSDC to focus on the development of partnerships with leading prime contractors in the security and defense, industrial and transportation markets, although we have not yet developed any such partnerships. By working with these types of partners, we believe that we will be able to more effectively and efficiently complete the development of our IMS-based products with the goal of incorporating them into the products and systems of our partners. If we are successful in developing these types of strategic partnerships, we will be in a better position to compete with the current industry leaders through leveraging the marketing arms and customer bases of these partners. This change in strategic direction will delay the time frame for significant products sales but we are hopeful that it will allow for a significant reduction in development costs and a greater penetration of the market in the future.

We have continued to pursue our development project with Lucent through our 90%-owned subsidiary, SenseIt. We (partially through our obligations to SenseIt) paid $6,000,000 of the original $12,000,000 obligation under this agreement through the date of this report.

We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007 as neither entity currently has sufficient working capital to make such payment. As a result of not making this payment (or other payments when due), Lucent may, after certain steps of notification and periods to cure have been exhausted, cancel the Lucent Agreement and all licenses granted to us thereunder or cease working on the project and then assess us a “start-up” fee if funding was to resume.

On July 26, 2007, we received official notification from Lucent that we failed to make the $1,000,000 payment to Lucent by July 16, 2007 and that in the event such non-payment continues for more than ten days, Lucent may at is discretion, suspend work on the development project. We are currently seeking additional financing to allow us to fund SenseIt so that SenseIt can make its contractual development payments to Lucent. We cannot offer any assurance that we will be able to raise the funds necessary to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due. Additionally, SenseIt may need to seek outside financing to make payments to Lucent and, if so elected, such outside financing would dilute our ownership interest in SenseIt. Lastly, although we are hopeful of a positive outcome, we can offer no assurance that the development activity underway with Lucent and SenseIt will yield technologically relevant or commercially viable products.

During the fourth quarter of the year ended April 30, 2007 and the first quarter of the subsequent fiscal year, we implemented cost cutting initiatives that are expected to positively impact the results of PPSC’s operations and reduce expenses at our corporate offices. Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers. As a result, we have and will continue to exit lower-margin business areas for premium accounts that prefer higher quality of service. While we believe that these cost cutting initiatives and refocused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008, we can offer no assurance that this will actually occur.

Many of the more significant cost-cutting steps were taken late in the year ended April 30, 2007 and the beneficial impact is only partially reflected in the results of operations for the year ended April 30, 2007. While we believe that these measures may have a significant beneficial impact during our year ended April 30, 2008, this cannot be assured and, as discussed above and below, certain negative impacts to the semiconductor market may offset any beneficial impacts of our restructuring and cost-cutting measures.

In June 2007 we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable homeland security and semiconductor company and because of deteriorating business conditions in the historical revenue producing products in this business.

We recorded a net loss of $(13,165,000) for the year ended April 30, 2007 as compared to $(32,341,000) and $(15,177,000) for the years ended April 30, 2006 and 2005, respectively. Our net loss is improved as compared to the years ended April 30, 2006 and 2005 partly due to increasing revenues and improved gross margins, as described below. Included in the net loss for the year ended April 30, 2007 were net non-cash gains of $2,643,000 associated with our convertible debentures. Included in the net loss for the year ended April 30, 2006 were non-cash charges of $14,166,000 associated with our 8% Debentures.

Our working capital and liquidity increased by $9,755,000 during the year ended April 30, 2007, from a working capital deficit of $(6,445,000) at April 30, 2006 to positive working capital of $3,310,000 at April 30, 2007. This improvement was due mostly to the capital raising that occurred during our year ended April 30, 2007. However, due to continuing operating losses and projected declining working capital balances during the year ending April 30, 2008, the auditors report included with our financial statements includes the following explanatory paragraph:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will continue to require funding from investors for working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

Our ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. We can offer no assurance that we will be successful in our efforts to raise additional proceeds or achieve profitable operations. The consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data” have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Based on the amount of capital we have remaining, our current and projected negative cash flow from operations, we anticipate that we may incur a working capital deficit unless we are able to substantially increase our revenue or reduce our expenses further, thereby generating positive cash flow from operations and (ultimately) operating income. Nevertheless, as a result of our fund raising activities during the year ended April 30, 2007, other anticipated cash flows and certain cost-saving measures we have instituted, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow into our quarter ending January 31, 2008.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the Unites States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We consider an accounting estimate to be critical if 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements. We believe that our most critical accounting policies and estimates are as follows:

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We have goodwill in the amount of $3,631,000 on our consolidated balance sheet as of April 30, 2007, related to the acquisition of PPSC in May 2005. We performed our annual impairment review on the aforementioned goodwill during our third fiscal quarter and concluded that the goodwill is not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) is the authoritative standard on the accounting for the impairment of such intangible assets. As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired. To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives. We have remaining other net intangible assets in the amount of $303,000 on our consolidated balance sheet as of April 30, 2007, comprised of our IMS-based detection technology acquired in December 2002, for customer lists acquired in our acquisition of the business and assets of EMG in June 2004 and the customer base acquired in our acquisition of PPSC in May 2005. We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

Valuation of Equity Transactions

We value transactions associated with common or preferred stock that is convertible into common stock based on the market value of the underlying common stock on the date of the signing of the agreement (or, sometimes, at the date of conversion). We value transactions associated with common stock warrants at the appropriate measurement date utilizing at a minimum, the Black-Scholes pricing model, with assumptions as to volatility, risk-free interest rate and estimated life of the warrants based on historical information related to the life of the underlying warrant. If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants, were materially different, the overall valuation of these transactions could change significantly.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards, which includes estimates of stock price volatility, forfeiture rates and expected lives, requires judgment that could materially impact our operating results.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data” for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

Results of Operations

The following table sets forth, for the periods indicated, consolidated statements of operations data expressed as a percentage of revenues. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007). As a result, we reclassified the operations of our life sciences business as discontinued operations. Prior year information has been reclassified to conform with the current year presentation.

	Year Ended April 30,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	78.6	96.9	242.6
Gross margin	21.4	3.1	(142.6)
Operating expenses:
Selling, general and administrative	59.6	57.9	231.1
Impairment loss on assets held for sale	—	2.5	—
Impairment of goodwill and intangible assets	—	—	32.5
Research and development	17.9	27.0	37.9
Total operating expenses	77.5	87.4	301.5
Operating loss	(56.1)	(84.3)	(444.1)
Other income (expense), net	9.6	(84.6)	(39.7)
Loss from continuing operations before income taxes and minority interest	(46.5)	(168.9)	(483.8)
Income tax expense	—	—	—
Minority interest in operations of consolidated subsidiary	(.2)	—	—
Loss from continuing operations	(46.7)	(168.9)	(483.8)
Loss from discontinued operations, net of income taxes	(.8)	(5.2)	(80.0)
NET LOSS	(47.5)%	(174.1)%	(563.8)%

Revenues

Revenues from our security services and semiconductor products and services increased over the past three years while revenues from homeland security products were minimal, as reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Homeland security products	$28,000	$35,000	$—
Security services	14,682,000	12,814,000	—
Semiconductor products and services	13,021,000	5,731,000	2,692,000
Total	$27,731,000	$18,580,000	$2,692,000

The revenue for our security services segment is generated by PPSC, a business that we acquired in May 2005. Pro forma revenue for the year ended April 30, 2006 would have been approximately $13,361,000 if the PPSC acquisition had occurred on the first day of that quarter. The increase in revenue from the security services segment for the year ended April 30, 2007, is due to the net addition of additional security services contracts since the acquisition of PPSC. While we anticipate that we will continue to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so.

Our semiconductor products and services segment has experienced a rapid increase in revenue during the past two years. Revenue for the years ended April 30, 2007 and 2006, was 127% and 113% higher than revenue for the years ended April 30, 2006 and 2005, respectively. The increases are predominately due to the expansion of sales of higher-margin 300-millimeter products and services. Our 300-millimeter business provided revenue of $7,049,000, $2,053,000 and $0 for the years ended April 30, 2007, 2006 and 2005, respectively. While we believe that continued expanded focus on the 300-millimeter, wafer thinning and other semiconductor products and services markets will allow us to continue to increase revenue over the long-term, we can provide no assurance that we will be able to do so.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers have experienced weakened business results in recent quarters. In addition, some customers have reported inventory buildup in reclaim and/or test products. As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations. The slowdown will have a significant impact on our results of operations and cash flows for our quarter ending July 31, 2007, which we expect to reflect a significant reduction in revenue (as compared to the previous sequential quarter) and the reporting of an operating loss for that segment. In order to minimize the effect of the slowdown, we have implemented many cost cutting procedures and will continue to do so. It is unclear as to when the market will rebound but we believe that this is a relatively short-term phenomenon and are hopeful that we will begin to see a recovery during our quarter ending October 31, 2007. In addition, due to this slowdown in orders of reclaim and/or test wafers during our quarter ending July 31, 2007, it is unclear if we will be successful in maintaining or increasing our revenue in our semiconductor products and services segment for the year ending April 30, 2008. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Our homeland security products segment has recorded minimal or no revenue for the years ended April 30, 2007, 2006 and 2005. The proceeds related to the installation of the first seven commercial units during the year ended April 30, 2007 are primarily being classified as deferred revenue pending completion of certain tasks. Although we have installed an additional eight units subsequent to year-end, we have not received any further purchase commitments for our product to be incorporated into the AirChx system at this time. Consequently, our ability to generate significant revenue related to the sale of our IMS-based products is highly dependent to our success in obtaining the strategic partnerships discussed in Item 1. “Business”. Although we are hopeful that our year ending April 30, 2008 will reflect significantly greater revenues from IMS-based products (as compared to fiscal year 2007), we cannot offer any assurance that this will actually occur.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers as reflected in the following table (information only listed if percentage is greater than 10%):

	Percentage of revenues during years ended April 30,
	2007	2006	2005
Qimonda Richmond LLC (formerly Infineon Technologies Richmond)	21%	13%	24%
Consolidated Edison Company	—	12%	—
Foot Locker Retail, Inc.	14%	22%	—
Citicorp North America, Inc.	11%	—	—
SEH America, Inc.	—	—	11%

A decision by a significant customer to substantially decrease or delay purchases from us or an inability to collect significant amounts owed to us could have a material adverse effect on our consolidated financial condition and results of operations.

Gross Margin

Our gross margins increased for the past two years, both on a dollar amount and on a percentage of revenues basis as reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$5,921,000	$571,000	$(3,839,000)
Percent of revenues	21.4%	3.1%	(142.6)%

The increase in gross margin for the year ended April 30, 2007 is due mainly to continued improvement in the operations of our semiconductor products and services segment where there were significant improvements to gross margin on a dollar amount and on a percentage of revenues basis. The increase in gross margin for the year ended April 30, 2006 was due mainly to two factors: (1) the impact of PPSC’s operations, which were acquired in May 2005 and (2) improvement in operations in our semiconductor products and services segment where there were improvements to gross margin on both a dollar amount and on a percentage of revenues basis. As a result of the slowdown in orders of reclaim and/or test wafers during our quarter ending July 31, 2007 (as discussed above) it is currently unclear if we will be successful in maintaining or increasing gross margins (on a dollar basis) in our semiconductor products and services segment for the year ending April 30, 2008.

On a dollar basis, overall gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing. Our ability to positively impact consolidated gross margin will in large be dependent upon our ability to grow sales in our homeland security segments through increased sales of security services and detection products and in our semiconductor products and services segment through increased sales of 300-millimeter products and services and wafer thinning services.

On a percentage of revenues basis, in general we anticipate that the gross margin percentage in our security services segment will remain relatively stable. As a result of the current downturn which may lead to increased competition and lower prices, our semiconductor products and services segment will most likely experience a decrease in gross margins as a percentage of revenues during the year ending April 30, 2008 as compared to the year ended April 30, 2007. In addition, due to fixed facility costs included in cost of revenues in the semiconductor products and services segment, the gross margin percentage is particularly sensitive to changes in revenue. Lastly, the gross margin percentage on our homeland security products segment is likely to be volatile as well as we attempt to increase revenue in that segment, though we can offer no assurances that we will be able to do so.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses increased as a dollar amount for the last two years ended April 30, 2007. Our selling, general and administrative expenses as a percentage of revenues remained fairly constant during the year ended April 30, 2007 (as compared to the year ended April 30, 2006) but decreased significantly as compared to the year ended April 30, 2005 as reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$16,519,000	$10,750,000	$6,222,000
Percent of revenues	59.6%	57.9%	231.1%

Selling, general and administrative expenses increased on a dollar and percentage basis for the year ended April 30, 2007 as compared to the year ended April 30, 2006 primarily due to severance costs (mostly non-cash) associated with the termination of several key executives, increases in staffing and commissions at PPSC due to the pursuit of new contracts, personnel and related expenses in our homeland security products segment, the consolidation of operating expenses at SenseIt and significant non-cash charges associated with registration rights penalties, amendments to the number of shares issuable and the exercise price of certain warrants with ratchet provisions, the retention of a 10% equity interest in SenseIt by its chief executive officer and stock based compensation expense associated with our adoption of SFAS 123(R) (significantly offset by an increase in revenues as it relates to the percentage increase). The total costs incurred during the year ended April 30, 2007 associated with severance and compensation expense related to the adoption of SFAS 123(R) approximates $3,930,000 (of which approximately $3,330,000 is non-cash) of which zero was incurred in either of the years ended April 30, 2006 or 2005.

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

As a result of our restructuring activities completed during the end of the year ended April 30, 2007 and the first quarter of the year ending April 30, 2008 and the refocusing of our homeland security product development operations, we are hopeful (although we can offer no assurance) that selling, general and administrative costs will be reduced during the year ending April 30, 2008 (as compared to the prior year).

Impairment Loss on Assets Held for Sale

We recognized an impairment loss on assets held for sale during the year ended April 30, 2006 as reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$—	$466,000	$—
Percent of revenues	—%	2.5%	—%

During the year ended April 30, 2006, as part of a review of our semiconductor products and services segment that resulted in operational changes, certain equipment was identified as unnecessary for our planned future operations. As a result, certain of the identified equipment whose book value exceeded estimated net realizable value were individually written down to estimated net realizable value, resulting in a cumulative impairment charge of $466,000. We subsequently sold this equipment in February 2007 for $672,000.

Impairment of Goodwill and Intangible Assets

We recognized an impairment loss on goodwill and intangible assets during the year ended April 30, 2005 as reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$—	$—	$875,000
Percent of revenues	—%	—%	32.5%

Impairment of goodwill and intangible assets for the year ended April 30, 2005 relates to the write-off of $447,000 associated with the acquisition of the assets of EMG and $428,000 associated with the acquisition of technology from Silicon Evolution, Inc.

Research and Development Expenses

Research and development expenses for the years ended April 30, 2007, 2006 and 2005 on both a dollar amount and as a percentage of revenues are reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$4,950,000	$5,018,000	$1,020,000
Percent of revenues	17.9%	27.0%	37.9%

The majority of research and development expenses for the years ended April 30, 2007 and 2006 relate primarily to the development of next-generation infrared technology through our Lucent relationship and SenseIt subsidiary and our IMS technology. The majority of research and development expenses for fiscal year 2005 relates primarily to the development of our IMS technology and other bulk detection technologies.

A significant amount of the research and development on IMS technology was performed by IUT. We funded $1,099,000, $1,312,000 and $496,000 under our agreement with IUT during the years ended April 30, 2007, 2006 and 2005, respectively. While we expect to significantly reduce our research and development expenses performed by IUT during the year ending April 30, 2008 as we continue to focus on our new strategic, customer-based focus instead of a product orientation, we do intend to continue using IUT to the extent necessary to improve the performance of our panel-mounted IMS-based product for our existing customer and any new opportunities that may develop.

In December 2005, we approved a development plan with Lucent that obligated us under the Lucent Agreement. Under the Lucent Agreement, we are attempting to develop a next-generation imaging and night vision surveillance technology. In October 2006, we acquired a 90% interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement (such assignment was approved by Lucent) and we also entered into a new statement of work with Lucent (which was also transferred to SenseIt). SenseIt will coordinate the development of the next-generation infrared imaging technology and work towards commercialization of any resultant products. The development plan contemplates for prototype products to be available during calendar year 2007, although we can provide no assurance that a commercially attractive product will ultimately be available.

For the year ended April 30, 2007, we recognized research and development expense related to the Lucent Agreement of $3,000,000 as compared to $2,500,000 recognized for the year ended April 30, 2006. Under the Lucent agreement, SenseIt must provide funding of $1,000,000 per quarter in development funding for the next five quarters (in addition to funding the payment not made that was due on or before July 16, 2007) or risk losing its rights under the Lucent Agreement. Although the funding is an obligation of SenseIt, we have a right of first refusal to provide SenseIt the necessary funding by purchasing additional shares of SenseIt Series A Common Stock at $10 per share. We believe that our interest in SenseIt could be significantly diluted were SenseIt to seek funding from third parties at this stage. Also under the Lucent Agreement, SenseIt has the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. As such, assuming SenseIt continues with the development program, we expect our quarterly research and development expense for this purpose to remain elevated. If we are unable to provide SenseIt with the funds necessary to make the quarterly Lucent payments due to Lucent, SenseIt will be required to seek funding from outside sources.

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

Operating Income (Loss)

Our operating income (loss) for the years ended April 30, 2007, 2006 and 2005 is reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Homeland security products	$(6,664,000)	$(5,989,000)	$(1,728,000)
Security services	(425,000)	(24,000)	—
Semiconductor products and services	326,000	(5,151,000)	(6,484,000)
Reconciling amounts(1)	(8,785,000)	(4,499,000)	(3,744,000)
Total	$(15,548,000)	$(15,663,000)	$(11,956,000)

(1)          Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007). As a result, we reclassified the operations of our life sciences business as discontinued operations. Prior year information has been reclassified to conform with the current year presentation.

Our homeland security products segment has generated significant operating losses in an effort to develop and commercialize our IMS technology into products that can be used to detect various types of explosives and/or chemical agents and innovative infrared imaging technology. While revenues were minimal for the years ended April 30, 2007, 2006 and 2005, we are hopeful that we will be able to begin to generate more substantial revenue in this segment during our year ending April 30, 2008.

Our security services segment consists of PPSC, which was acquired in May 2005. For the years ended April 30, 2007 and 2006, this segment delivered revenue of $14,682,000 and $12,814,000, respectively. The operating loss for the year ended April 30, 2007, is due primarily to an increase in selling, general and administrative expenses as compared to the comparable period in the prior year. This increase is due to increased marketing spending, a write-off of a single customer’s accounts receivable balance in the amount of approximately $90,000, the inclusion of a $86,000 non-cash charge related to stock-based compensation expense (due to our adoption of SFAS 123(R) during the year ended April 30, 2007) and $90,000 in increased rent due to a relocation and incremental investment in personnel to support future revenue growth in both the governmental and commercial markets. Although we continue to pursue selected domestic government contracts, we have taken steps to reduce our spending on sales and marketing in this area.

During the fourth quarter of the year ended April 30, 2007 and the first quarter of the year ending April 30, 2008, we implemented significant cost cutting initiatives that are expected to positively impact the results of PPSC’s operations. Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, where PPSC is able to differentiate itself from its peers. As a result, we have and will continue to exit lower-margin business areas in lieu of premium accounts that prefer higher quality of service. While we believe that these cost cutting initiatives and refocused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008, we can offer no assurance that this will actually occur.

Our semiconductor products and services segment showed continued operational and financial improvement (due mainly to the realignment of our business to significantly reduce our reliance on low margin small diameter products and focus mainly on higher margin 300-millimeter products and services, wafer thinning and custom wafer products) for the year ended April 30, 2007, recording our third consecutive quarterly operating income for the three months ended April 30, 2007. Additionally, the operating income (loss) has generally improved each sequential quarter during the years ended April 30, 2007 and 2006, as reflected in the following table:

Three months ended	Semiconductor products and services operating income(loss)
July 31, 2005	$(2,054,000	)(1)
October 31, 2005	$(1,420,000)
January 31, 2006	$(900,000)
April 30, 2006	$(777,000)
July 31, 2006	$(199,000)
October 31, 2006	$151,000
January 31, 2007	$88,000
April 30, 2007	$286,000

(1)          Includes an impairment charge on assets held for sale of approximately $400,000.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers have experienced weakened business results in recent quarters. In addition, some customers have reported inventory buildup in reclaim and/or test products. As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations. The slowdown will have a significant impact on our results of operations and cash flows for our quarter ending July 31, 2007, which we expect to reflect a significant reduction in revenue (as compared to the previous sequential quarter) and the reporting of an operating loss for that segment. In order to minimize the effect of the slowdown, we have implemented many cost cutting procedures and will continue to do so. It is unclear as to when the market will rebound but we believe that this is a relatively short-term phenomenon and are hopeful that we will begin to see a recovery during our quarter ending October 31, 2007. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Other income (expense), net

Other income (expense), net for fiscal years 2007, 2006 and 2005 on both a dollar amount and as a percentage of revenues is reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$2,651,000	$(15,718,000)	$(1,068,000)
Percent of revenues	9.6%	(84.6)%	(39.7)%

For the year ended April 30, 2007, other income (expense), net consists primarily of gains on derivative instruments of $5,905,000 related to the change in the fair value and reclassification of certain derivative liabilities (see Note 9 in our consolidated financial statements located at Item 8. “Financial Statements and Supplementary Data” for additional discussion) and the extinguishment of debt of $227,000 partially offset by interest expense of $3,320,000 and the amortization of debt issuance costs of $232,000. Included in interest expense for fiscal year 2007 are non-cash charges of $3,129,000 related primarily to the amortization of the discount and the accrual of interest on the 13% Debentures.

For the year ended April 30, 2006, other income (expense), net includes debt conversion expense, interest expense and amortization of debt issuance costs related to our 8% Debentures issued in February 2005. Included in the amount for the year ended April 30, 2006, are non-cash interest charges of $5,662,000 related to various transactions associated with the 8% Debentures, a non-cash charge of $7,227,000 related to the March 2006 conversion of our 8% Debentures and a non-cash charge for amortization of debt issuance costs of $1,260,000. Additionally, included in other expense for year ended April 30, 2006, is the nominal interest expense on the 8% Debentures, of which $949,000 was paid in common stock and $759,000 was paid in cash. Lastly, interest income in the amount of $285,000 was earned that partially offset the cash and non-cash interest expense.

For the year ended April 30, 2005, other income (expense), net includes interest income and expense and the amortization of debt issuance costs. Included for the year ended April 30, 2005 is $993,000 of interest expense associated primarily with our 8% Debentures and $166,000 related to the amortization of debt issuance costs associated with our 8% Debentures partially offset by $91,000 in interest and other income.

We expect that our other expenses will be volatile based on the future timing of repayment , if ever, of the remaining 13% Debentures (see the Liquidity and Capital Resources discussion below) and the fluctuations in fair value of and classification of the instruments underlying our derivative liabilities.

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

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary for the years ended April 30, 2007, 2006 and 2005 is reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$(44,000)	$—	$—
Percent of revenues	(.2)%	—%	—%

The amount of minority interest in operations of consolidated subsidiary recorded for the year ended April 30, 2007, relates to our purchase of a 90% interest in SenseIt in October 2006 and the subsequent operation of the business. The amount is expected to fluctuate in future periods dependent upon the development and, potentially, financing activities of SenseIt in future reporting periods.

Loss From Discontinued Operations, net of Income Taxes

Loss from discontinued operations, net of income taxes for the years ended April 30, 2007, 2006 and 2005 is reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$(224,000)	$(960,000)	$(2,153,000)
Percent of revenues	(.8)%	(5.2)%	(80.0)%

In January 2007, we decided to discontinue operations of our life sciences business and to put the assets and business up for sale (which was sold in June 2007). We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment. Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are reclassified for this presentation. Revenue for the life sciences business, reported in discontinued operations, was $1,803,000, $5,136,000 and $7,413,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

Net Loss

Net loss for the years ended April 30, 2007, 2006 and 2005 is reflected in the following table:

	Year Ended April 30,
	2007	2006	2005
Dollar amount	$(13,165,000)	$(32,341,000)	$(15,177,000)
Percent of revenues	(47.5)%	(174.1)%	(563.8)%

We anticipate that consolidated losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects. Further, the revenue increases must increase faster than any increases in operating and research and development expenses. Additionally, we expect that our consolidated net loss will continue during at least the short term as we continue to work through the downturn in the semiconductor market and as we continue our marketing and research efforts to expand sales and develop new products in the homeland security business, including the commercialization of the IMS technology and, eventually, the infrared imaging technology based on the Lucent Agreement and the operations of our 90% owned subsidiary, SenseIt. However, we can offer no assurance that the development and commercialization of these technologies will occur.

Liquidity and Capital Resources

Included in the following table are consolidated balance sheet and cash flow items for the years ended April 30, 2007, 2006 and 2005:

	Year Ended
	April 30, 2007	Change	April 30, 2006	Change	April 30, 2005
	(in thousands)
Cash and cash equivalents	$1,556	$(30)	$1,586	$(19,012)	$20,598
Working capital (deficit)	3,310	9,755	(6,445)	(24,648)	18,203
Current convertible debentures, net of discount	—	(10,432)	10,432	7,407	3,025
Convertible debentures, net of discount and current portion	8,634	8,634	—	(15,040)	15,040
Total convertible debentures, net of discount	$8,634	$(1,798)	$10,432	$(7,633)	$18,065
Total convertible debentures, face value outstanding	$18,000	$8,025	$9,975	$(12,795)	$22,770
Net cash used in operating activities	$(9,817)	$5,583	$(15,400)	$(5,680)	$(9,720)
Net cash used in investing activities	(1,135)	3,303	(4,438)	(875)	(3,563)
Net cash provided by (used in) financing activities	10,922	10,096	826	(29,842)	30,668
Net (decrease) increase in cash and cash equivalents	$(30)	$18,982	$(19,012)	$(36,397)	$17,385

Working Capital

Our working capital was $3,310,000 at April 30, 2007, as compared to a working capital deficit of $(6,445,000) at April 30, 2006. This $9,755,000 increase in working capital for the year ended April 30, 2007, is due to a combination of factors, of which the significant factors are set out below:

Factors which increased working capital

•       $16,930,000 due to the issuance of the 13% Debentures, which are classified as long-term liabilities;

•       $5,648,000 due to a decrease in the current portion of the 8% Debentures related to principal payments made in shares of our common stock (see discussion of 8% Debenture repayment below);

•       cash of $112,000 received in excess of carrying amount upon the sale of assets held for sale at April 30, 2007.

Factors which decreased working capital

•       $9,893,000 of cash consumed directly in operating activities (calculated as $9,817,000 of cash used in operating activities, increased by $76,000 of the cash impact of changes in other current assets or liabilities included therein);

•       $1,707,000 related to purchases of fixed assets;

•       approximately $325,000 representing the current portion of capital lease entered into during the year ended April 30, 2007;

•       $100,000 related to an investment into a business (subsequently written off in its entirety);

•       Net impact of $1,021,000 related to warrants reclassified from equity to derivative liabilities;

•       approximately $100,000 in reclassification of notes payable from long term to current.

Our working capital decreased by $24,648,000 during the year ended April 30, 2006, from a working capital surplus of $18,203,000 at April 30, 2005, to a working capital deficit of $(6,445,000) at April 30, 2006. The decrease in working capital for the year ended April 30, 2006, is due to a combination of factors, or which the significant factors are set out below:

Factors which increased working capital

•       $560,000 related to assets held for sale that were reclassified to current assets from property and equipment;

•       $1,761,000 related to proceeds from issuance of common stock.

Factors which decreased working capital

•       $7,407,000 due to an increase in the current portion of the convertible debentures (which are payable at our option in cash or common stock, assuming all contractual requirements for payment in common stock are met—see discussion of convertible debenture repayment below);

•       $14,200,000 of cash consumed directly in operating activities (calculated as $15,400,000 of cash used in operating activities, netted down by $1,200,000 of the cash impact of changes in other current assets or liabilities included therein);

•       $2,500,000 of cash paid as part of the acquisition of PPSC;

•       $336,000 of cash paid to purchase additional equity in IUT;

•       approximately $785,000 in reclassification of notes payable from long term to current;

•       $1,634,000 expended on purchases of fixed assets.

As a result of our fund raising activities during the year ended April 30, 2007, other anticipated cash flows and certain cost-saving measures we have instituted, we believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow into our quarter ending January 31, 2008.

We have satisfied our working capital requirements primarily through financing activities in the past, including the issuance of the 8% Debentures in February 2005 and the 13% Debentures in May, June and November 2006 and April 2007. During our year ended April 30, 2007, we cured several listing deficiencies with Nasdaq.  We may receive additional deficiency notifications, which, if not cured timely, may result in our delisting from the Nasdaq Capital Market. Any such delisting, if it should occur, will make future financing activities significantly more difficult.

8% Convertible Debentures

We repaid our outstanding 8% Debentures in full during the year ended April 30, 2007 by issuing 1,502,526 shares of our common stock (amounting to $4,970,000 in nominal principal and $112,250 in interest) and $5,005,000 in cash

Two former holders of the 8% Debentures have at various times asserted that the issuance of the 6% Debentures constituted a default (due to a potential variable conversion provision contained within the 6% Debentures) under the 8% Debentures. We have contested that allegation on several bases and will defend against any further allegation of default as necessary.  Remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher. If they prove a default, we could be liable for an amount of approximately $1,200,000, including accrued interest.

2006 Convertible Debentures

On May 31, 2006, we completed a private placement by which we issued to an accredited investor the 2006 Debentures in the aggregate principal amount of $16,000,000 (including debentures of $3,000,000 each purchased in June and November 2006) and warrants to purchase a total of 2,000,000 shares of our common stock at exercise prices of $5.00 per share (500,000 warrants), $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants) for a period of three years. The 2006 Debentures mature on May 31, 2009. In April 2007, the interest rate was adjusted from 6% to 13% (though the rate decreases periodically down to 7.75% immediately prior to maturity). The accredited investor and an unaffiliated third party provided us services in connection with completing the transaction (which were valued at $825,000) and as a result, we issued 165,000 shares of restricted common stock as compensation. The accredited investor may convert the 2006 Debenture into shares of our common stock at any time at a conversion price of $5.00 per share. The holder may convert the 2006 Debentures into common stock at the lesser of $5.00 or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”), subject to certain conversion limitations including, due to an amendment to the 2006 Debentures which was effected in April 2007. Because of the amendment, the holder cannot convert the 2006 Debentures without our written consent until after February 28, 2008, provided however that this limitation will not apply if either the average volume weighted average price (“VWAP”) of the our common stock for five consecutive trading days is $3.00 or greater or an Event of Default has occurred (see Note 9 to the accompanying consolidated financial statements located at Item 8. “Financial Statements and Supplementary Data”). If the holder converts using the Market Conversion Price, the holder is limited to converting no more than $400,000 of the principal or accrued interest on the 6% Debentures into shares of our common stock in any seven calendar day period.

Interest is payable on May 31, 2009, in cash or shares of our common stock, at our option. If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

In February 2007, we entered into a waiver Agreement with the holder that, among other terms, waived certain compliance deficiencies and amended certain clauses of the 2006 Debenture transaction documents. In return for the waivers granted and other amendments to the transaction documents, we agreed to provide a one-time ratchet to the $7.00 warrant and the $8.00 warrant, each exercisable for 750,000 shares. The one-time ratchet will occur upon the first conversion by a holder of a 2006 Debenture and the exercise price of the aforementioned warrants will be automatically adjusted to the average of the two lowest daily VWAP’s of our common stock during the five trading days prior to such conversion (to the extent that the new exercise price is lower than the then existing exercise price).

Additionally, other events, as defined in the 2006 Debenture agreement, may also allow the 2006 Debenture holders to declare us in default. Remedies for an event of default, include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due, to the date of acceleration and Cornell will have the right to request such payment in cash or in shares of our common stock. We are not obligated to pay liquidated damages for more than a total of 365 calendar days. We may elect to pay any liquidated damages in cash or shares of our common stock if registered.  Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

April 2007 Convertible Debenture

In April 2007, we completed a private placement by which we issued, to the same accredited investor who holds the 2006 Debentures, the April 2007 Debenture in the principal amount of $2,000,000 and warrants to purchase 250,000 shares of our common stock at exercise prices of $5.00 per share for a period of three years. The April 2007 Debenture matures on May 30, 2009 and bears interest at 13% per annum. The accredited investor, to which we paid fees of $175,000 upon closing, may convert the April 2007 Debenture into shares of our common stock at any time at a conversion price of $5.00 per share. The holder may convert the April 2007 Debenture into common stock at the lesser of $5.00 or 80% of the average of the two lowest daily volume weighted average prices of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”), subject to certain conversion limitations, including without our written consent until after February 28, 2008, provided however that this limitation will not apply if either the average VWAPs of the our common stock for five consecutive trading days is $3.00 or greater or an Event of Default has occurred (see Note 9 to the accompanying consolidated financial statements located at Item 8. “Financial Statements and Supplementary Data”).  Both the April 2007 Debenture and the related warrants bear a one-time ratchet to the conversion or exercise price, respectively. The one-time ratchet will occur upon the first conversion by a holder of a 2006 Debenture or April 2007 Debenture and the conversion or exercise price, respectively, will be automatically adjusted to the average of the two lowest daily VWAP’s of our common stock during the five trading days prior to such conversion (to the extent that the new exercise price is lower than the then existing exercise price).

Interest is payable on May 31, 2009, in cash or shares of our common stock, at our option. If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

The April 2007 Debenture includes certain conditions, which would constitute an event of default under the agreement. Remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher.

Cash Flows

As of April 30, 2007, we had $1,556,000 of cash and cash equivalents, a decrease of $30,000 as compared to $1,586,000 at April 30, 2006. The balance of cash and cash equivalents at April 30, 2006, was $19,012,000 decreased from the balance of $20,598,000 at April 30, 2005. Our principal source of funding for the year ended April 30, 2007 was from the issuance of the 13% Debentures for which we received cumulative net proceeds of $16,930,000. Our principal source of funding for the year ended April 30, 2006 was from cash and cash equivalents on hand at the start of the period related to the issuance of 8% Debentures completed in February 2005 whereby we received net proceeds of $21,340,000.

Cash used in operating activities of $(9,817,000), $(15,400,000) and $(9,720,000) for the years ended April 30, 2007, 2006 and 2005, respectively, was primarily the result of net losses of $(13,165,000) (which included noncash expenses and gains in the net amount of approximately a $3,251,000 expense), $(32,341,000) (which included noncash expenses and gains in the aggregate amount of approximately a $18,125,000 expense) and $(15,177,000) (which included noncash expenses of approximately a $3,481,000), respectively.

Investing activities used cash of $(1,135,000), $(4,438,000) and $(3,563,000) for the years ended April 30, 2007, 2006 and 2005, respectively. Cash used in investing activities for the year ended April 30, 2007, consisted of $1,707,000 expended on additions of property and equipment and $100,000 expended on a minority investment in a business (which was subsequently written off in its entirety). Cash used in investing activities for the year ended April 30, 2006 resulted primarily from the purchase of PPSC in May 2005 (which purchase price included a net cash outflow of $2,468,000) as well as purchases of property and equipment of $1,634,000. Cash used in investing activities for the year ended April 30, 2005 resulted primarily from the purchase of property and equipment of $3,514,000.

Financing activities provided cash of $10,922,000, $826,000 and $30,668,000 for the years ended April 30, 2007, 2006 and 2005, respectively. Cash provided by financing activities for the year ended April 30, 2007 resulted primarily from the issuance of the 13% Debentures, which yielded cumulative net proceeds of $16,930,000 offset primarily by principal payments on borrowings of $5,889,000. Cash provided by financing activities for the year ended April 30, 2006, resulted primarily from the exercise of common stock options and warrants in the amount of $1,723,000 offset primarily by debt repayments of $790,000 and dividend payments on our outstanding Series E Convertible Preferred Stock in the amount of $101,000. Cash provided by financing activities for the year ended April 30, 2005, resulted primarily from the issuance of the 8% Debentures for net proceeds of $21,340,000, the exercise of common stock options and warrants in the amount of $6,819,000 and the issuance of Series E Convertible Preferred Stock for net proceeds of $3,069 offset by repayments of borrowings and payment of dividends on the Series E Convertible Preferred Stock.

Additional Liquidity Considerations

As a result of the issuance of the 2006 Debentures, anti-dilution provisions associated with the 398,475 common stock warrants issued in the 8% Debenture transaction were triggered whereby we issued an additional 1,593,900 common stock warrants to these holders and reduced the exercise price on all related warrants to $5.00. As a result, as of April 30, 2007, we have 1,992,377 common stock warrants exercisable at $5.00 related to the 8% Debenture transaction. In May 2006, 1,139,250 of these common stock warrants were modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $5.00 (or of the holder of our 2006 Debentures and our April 2007 Debentures was to convert a portion of the outstanding debenture at a conversion rate less than $5.00), the remaining 853,125 common stock warrants that have a full anti-dilution provision, would ratchet into a greater number of common stock warrants at a lower exercise price. There were no other changes in the terms or conditions of the warrants.

As of April 30, 2007, we had commitments outstanding for capital expenditures of approximately $2,450,000, although subsequent to year-end we cancelled $1,700,000 of this commitment related to one piece of semiconductor equipment. Further, in May 2008 we entered into a capital lease in the amount of approximately $630,000 underlying a capital commitment existing at April 30, 2007.

Our other future commitments have increased due to the Lucent Agreement, under which we endeavor to develop a next-generation imaging and night vision surveillance technology and the related investment in SenseIt, in which we acquired a 90% interest in exchange for assigning to SenseIt all of our interest under the Lucent Agreement. We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007 as neither entity currently has sufficient working capital to make such payment. As a result of not making this payment (or other payments when due), Lucent may, after certain steps of notification and periods to cure have been exhausted, cancel the Lucent Agreement and all licenses granted to us thereunder or cease working on the project and then assess us a “start-up” fee if funding was to resume.

On July 26, 2007, we received official notification from Lucent that we failed to make the $1,000,000 payment to Lucent by July 16, 2007 and that in the event such non-payment continues for more than ten days, Lucent may at is discretion, suspend work on the development project. We are currently seeking additional financing to allow us to fund SenseIt so that SenseIt can make its contractual development payments to Lucent. We cannot offer any assurance that we will be able to raise the funds necessary to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due. Additionally, SenseIt may need to seek outside financing to make payments to Lucent and, if so elected, such outside financing would dilute our ownership interest in SenseIt.

The assumptions underlying the above statements include, among other things, that there will be no material adverse developments in the business or market in general (see Item 1. “Business” in this Form 10-K for discussion of current market conditions impacting our operations). There can be no assurances however that those assumed events will occur. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

Contractual Cash Obligations

The following summarizes our contractual cash obligations and commercial commitments at April 30, 2007, and the effect such obligations are expected to have on liquidity and cash flows in future periods. Included in the table below (in thousands) are purchase obligations under which we have legal obligations for payments in specific years.

	Payments Due by Period(a)
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt(b)	$18,186	$151	$18,025	$10	$—
Capital lease obligations	1,303	487	816	—	—
Operating lease obligations(c)	1,598	368	545	392	293
Purchase obligations(d)	2,450	2,450	—	—	—
Other long-term obligations(e)	1,345	1,345	—	—	—
Total contractual obligations	$24,882	$4,801	$19,386	$402	$293

(a)           Payments are included in the period by which they are contractually required to be made. Actual payments may be made prior to the contractually required date.

(b)          Amount consists primarily of the principal outstanding on the 13% Debentures, a note to a commercial bank with a remaining principal amount of $134,000 and related interest at 6.9% and a note with a remaining principal amount of $39,000 and related interest at 9.7% (this note was repaid in full in May 2007). Amount does not include interest payments on the 13% Debentures as amounts are payable in common stock (at a discount to the then current market price) or cash at our election, assuming the existence of an effective registration statement. If such amounts were paid in cash, the commitment on the interest repayment would be included in the heading “2-3 years.”

(c)           Represents our commitments associated with operating leases and includes contracts that expire in various fiscal years through 2014. Payments due reflect minimum lease payments.

(d)          Purchase obligations include payments for capital equipment, although a capital equipment commitment in the amount of approximately $1,700,000 related to a single piece of semiconductor equipment was canceled subsequent to April 30, 2007.

(e)           Amount consists of the guaranteed portion of two employment agreements if such employees are terminated without cause as well as the next development payment due to Lucent by SenseIt.

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of April 30, 2007, the off-balance sheet arrangements and transactions into which we have entered include operating lease agreements. Subsequent to April 30, 2007, we entered into a performance bond required by a customer of our security services segment. We do not believe that these arrangements are reasonably likely to materially affect liquidity or availability of, or requirements for, capital resources.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates, equity security market values, foreign currency rates and the market price of our common stock.

Interest Rates

Our investment portfolio consists of cash and cash equivalents (in the amount of $1,556,000 at April 30, 2007), all of which is exposed to interest rate fluctuations. The primary objective of our investments is to earn a market rate of return while preserving principal and maximizing liquidity. The interest earned on these investments (with a blended yield of 0.5% at April 30, 2007) may vary based on fluctuations in the prevailing interest rate.

Equity Securities

We do not hold any investments in marketable equity securities. However, we hold interests in various wholly- and partially-owned subsidiaries as described in Item 1. “Business” above. These securities are non-marketable. Our investment in these subsidiaries may be impacted by the underlying economic conditions of the entity, including the ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales. This investment involves a great deal of market risk, and there can be no assurances that a specific company will grow or become successful. Consequently, we could lose all or part of our investment. Additionally, because IUT is located in Germany, our investment in the entity (and our share of their earnings or losses) may be impacted by changes in foreign currency rates. The carrying amount of this investment was $382,000 as of April 30, 2007.

Derivative Instruments

We do not purchase derivative instruments on the open market. However, in accordance with current US GAAP, we have classified certain warrants and the embedded conversion feature in our 6% Debentures as derivative instruments (a $1,021,000 current liability at April 30, 2007). Classification as derivative liabilities was required because, for each instrument, there is (or was at the time of initial classification) a possibility that the instrument could be required to be settled on a net cash basis. We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations. Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price. As such, the carrying amount of these instruments may be volatile from period to period. For the year ended April 30, 2007, we recorded a gain on derivative instruments in the aggregate amount of $5,905,000, such amount representing the change in fair value between the date of the respective initial recording as derivatives and the date of the reclassification back to equity or April 30, 2007, as applicable. See Note 9 to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of the derivative instruments.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Included following the signature page hereof.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of April 30, 2007 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective as of such date.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from the definitive proxy statement or an amendment to this Form 10-K to be filed no later than August 28, 2007 as permitted by General Instruction G(3) to Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

Incorporated by reference from the definitive proxy statement or an amendment to this Form 10-K to be filed no later than August 28, 2007 as permitted by General Instruction G(3) to Form 10-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the definitive proxy statement or an amendment to this Form 10-K to be filed no later than August 28, 2007 as permitted by General Instruction G(3) to Form 10-K.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Incorporated by reference from the definitive proxy statement or an amendment to this Form 10-K to be filed no later than August 28, 2007 as permitted by General Instruction G(3) to Form 10-K.

ITEM 14.         PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Incorporated by reference from the definitive proxy statement or an amendment to this Form 10-K to be filed no later than August 28, 2007 as permitted by General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are files as part of this report:

1.                Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this report.

2.                Financial Statements Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

3.                Exhibits:

Exhibit Number	Title
3.01	Restated Articles of Incorporation.(1)
3.02	Registrant’s Amended and Restated Bylaws.(2)
10.01	Registrant’s 1996 Stock Option Plan.(3)
10.02	Registrant’s 1998 Directors’ Stock Option Plan.(4)
10.03	Registrant’s 1996 Executives Equity Incentive Plan.(3)
10.04	Registrant’s 1996 Equity Incentive Plan.(3)
10.05	Registrant’s 2005 Stock Option Plan(4)
10.06	Registrant’s 2007 Restructuring Equity Plan.(5)
10.07	Option Agreement between the Registrant and Yale University.(3)
10.08	Letter from Yale University to Registrant dated February 10, 1996.(3)
10.09	Form of Indemnity Agreement between Registrant and its directors.(6)
10.10	Agreement dated June 7, 2004 between Isonics Corporation, Isonics Vancouver, Inc., and Encompass Materials Group Limited.(7)
10.11	Assignment of Intellectual Property Rights agreement between Isonics and IUT dated April 27, 2006.(6)
10.12	Research and Development Agreement between Isonics and IUT dated April 27, 2006.(6)
10.13	Cancellation Agreement and Assignment between Isonics and IUT dated April 27, 2006.(6)
10.14	Letter from Yale University to Registrant dated January 28, 1997.(3)
10.15	Securities Purchase Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P.(8)
10.16	Investor Registration Rights Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P.(8)
10.17	Irrevocable Transfer Agent Instructions dated May 30, 2006.(8)
10.18	Voting Agreement dated May 30, 2006.(8)
10.19	Surrender and Reissuance Agreement, dated June 13, 2006.(9)
10.20	Amended and Restated 6% Secured Convertible Debenture no. CCP-3: $10,000,000 principal.(9)
10.21	Amended and Restated 6% Secured Convertible Debenture no. CCP-4: $3,000,000 principal.(9)
10.22	Amended and Restated Warrant no. CCP-002 ($1.25 exercise price).(9)
10.23	Amended and Restated Warrant no. CCP-003 ($1.75 exercise price).(9)
10.24	Amended and Restated Warrant no. CCP-004 ($2.00 exercise price).(9)

10.25	Security Agreement dated May 30, 2006, between Isonics as grantor and Cornell Capital Partners, L.P as secured party.(8)
10.26	Security Agreement dated May 30, 2006, between Isonics Homeland Security and Defense Corporation; as grantor and Cornell Capital Partners, L.P as secured party.(8)
10.27	Security Agreement dated May 30, 2006, between Isonics Vancouver, Inc. as grantor and Cornell Capital Partners, L.P as secured party.(8)
10.28	Security Agreement dated May 30, 2006, between Protection Plus Security Corporation as grantor and Cornell Capital Partners, L.P. as secured party.(8)
10.29	Class A. Common Stock Purchase Agreement, dated as of October 26, 2006.(10)
10.30	Employment Agreement between SenseIt Corp. and Christopher Toffales, dated as of October 27, 2006.(10)
10.31	Stockholders’ Agreement between Isonics, SenseIt Corp, and Mr. Toffales, dated as of October 27, 2006.(10)
10.32	6% Secured Convertible Debenture no. CCP-5; $3,000,000 principal.(11)
10.33	Waiver Agreement with Cornell Capital Partners, L.P.(5)
10.34	Settlement Agreement and Mutual Releases between Isonics and Mr. Alexander.(5)
10.35	Settlement Agreement and Mutual Releases between Isonics and Mr. Rubizhevsky.(5)
10.36	Employment Agreement between Isonics and Christopher Toffales dated as of February 16, 2007.(5)
10.37	Document Amendment Agreement between Isonics and Cornell Capital Partners, L.P.(12)
10.38	Securities Purchase Agreement with Cornell Capital Partners, L.P, dated as of April 10, 2007.(12)
10.39	Registration Rights Agreement with Cornell Capital Partners, L.P, dated as of April 10, 2007.(12)
10.40	Pledge and Escrow Agreement, dated as of April 10, 2007.(12)
10.41	Irrevocable Transfer Agent Instructions.(12)
10.42	13% Secured Convertible Debenture no. CCP-2007-1: $2,000,000 principal.(12)
10.43	Warrant no. CCP-2007-1-1 ($5.00 exercise price).(12)
10.44*	Registrant’s 2007 Non-Employee Directors Stock Option Plan
10.45*	Registrant’s Amended and Restated 2005 Stock Option Plan
10.46	Registration Rights Agreement between Isonics and Encompass Materials Group Limited.(7)
10.47	Registration Rights Agreement between Isonics with Asset Managers, Ltd.(14)
14.0	Code of Ethics(13)
21.1*	List of subsidiaries
23.10*	Consent of independent registered public accounting firm
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32*	Certification pursuant to 18 U.S.C. §1350

                 * Filed herewith. All other documents have been previously filed.

       (1) Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531), dated June 13, 2007 and filed on June 25, 2007, and incorporated herein by reference.

       (2) Filed with Isonics’ Current Report on Form 8-K (File No. 001-12531), dated March 27, 2006, and filed on March 31, 2006, and incorporated herein by reference

       (3) Incorporated herein by reference to exhibit filed with Isonics’ Registration Statement on Form SB-2 (“Registration Statement”) (Commission file No. 333-13289) in which this exhibit bears the same number except exhibit 3.01, which was numbered 3.03 in that registration statement.

       (4) Filed with Isonics’ Registration Statement on Form S-8 (file no. 333-128592) filed on September 26, 2005.

       (5) Filed with Isonics’ Current Report on Form 8-K (file no. 000-12531) dated February 13, 2007, filed February 20, 2007, and incorporated herein by reference.

       (6) Incorporated by reference from Isonics’ annual report on Form 10-KSB for the year ended April 30, 2006.

       (7) Filed with Isonics’ Current Report on Form 8-K (file no. 000-12531) dated June 11, 2004, and incorporated herein by reference.

       (8) Filed with Isonics’ Current Report on Form 8-K (file no. 000-12531) dated May 31, 2006, filed June 6, 2006, and incorporated herein by reference.

       (9) Filed with Isonics’ Current Report on Form 8-K (file no. 001-12531) dated June 21, 2006, filed on June 21, 2006, and incorporated herein by reference.

(10) Filed with Isonics’ Current Report on Form 8-K (file no. 000-12531) dated October 26, 2006, filed November 1, 2006, and incorporated herein by reference.

(11) Filed with Isonics’ Current Report on Form 8-K (file no. 000-12531) dated November 14, 2006, filed November 17, 2006, and incorporated herein by reference.

(12) Filed with Isonics’ Current Report on Form 8-K (file no. 000-12531) dated April 5, 2007, filed April 11, 2007, and incorporated herein by reference.

(13) Incorporated by reference from Isonics’ annual report on Form 10-KSB for the year ended April 30, 2004.

(14) Filed with Isonics’ Current Report on Form 8-K (file no. 000-12531) dated October 4, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2007
ISONICS CORPORATION,
a California Corporation
By:	/s/ JOHN SAKYS
John Sakys
Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature
July 30, 2007	John Sakys	/s/ JOHN SAKYS
Principal Executive Officer
Chief Operating Officer
Director
July 30, 2007	Christopher Toffales	/s/ CHRISTOPHER TOFFALES
Chairman of the Board
July 30, 2007	Richard Parker	/s/ RICHARD PARKER
Director
July 30, 2007	Russell W. Weiss	/s/ RUSSELL W. WEISS
Director
July 30, 2007	Richard H. Hagman	/s/ RICHARD H. HAGMAN
Director
July 30, 2007	C. Stewart Verdery, Jr.	/s/ C. STEWART VERDERY, JR.
Director
July 30, 2007	Kenneth Deane	/s/ KENNETH DEANE
Principal Financial Officer
July 30, 2007	Greg Meadows	/s/ GREG MEADOWS
Corporate Controller

ISONICS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Isonics Corporation

Golden, Colorado

We have audited the consolidated balance sheets of Isonics Corporation and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isonics Corporation and subsidiaries as of April 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will continue to require funding from investors for working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
July 30, 2007

Isonics Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	April 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,556	$1,586
Accounts receivable (net of allowances of $146 and $51, respectively)	3,678	3,066
Inventories	1,259	630
Prepaid expenses and other current assets	1,388	1,046
Assets of discontinued operations	491	1,713
Assets held for sale	—	560
Total current assets	8,372	8,601
LONG-TERM ASSETS:
Property and equipment, net	5,666	4,562
Goodwill	3,631	3,631
Intangible assets, net	303	491
Equity in net assets of investee	382	386
Other assets	606	192
Total long-term assets	10,588	9,262
TOTAL ASSETS	$18,960	$17,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$973	$2,169
Accrued liabilities	2,522	1,598
Derivative liabilities	1,021	—
Liabilities of discontinued operations	72	61
Current portion of obligations under capital lease	340	14
Current portion of notes payable	134	772
Current portion of convertible debentures, net of discount	—	10,432
Total current liabilities	5,062	15,046
Obligations under capital lease, net of current portion	710	34
Notes payable, net of current portion	—	140
Other long-term liabilities	888	—
Convertible debentures, net of discount and current portion	8,634	—
TOTAL LIABILITIES	15,294	15,220
Minority interest in consolidated subsidiary	111	—
Commitments and Contingencies (See Notes 9 and 10)
STOCKHOLDERS’ EQUITY:
Preferred Stock; shares authorized—7,650,000; no par value, no shares issued and outstanding	—	—
Common stock—no par value; 175,000,000 shares authorized; shares issued and outstanding: 2007—12,639,400; 2006—10,517,780	64,319	57,061
Additional paid in capital	20,705	13,910
Deferred compensation	—	(24)
Accumulated deficit	(81,469)	(68,304)
Total stockholders’ equity	3,555	2,643
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,960	$17,863

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended April 30,
	2007	2006	2005
Revenues:
Products	$6,513	$2,885	$1,448
Services	21,218	15,695	1,244
Total revenues	27,731	18,580	2,692
Cost of revenues:
Products	5,541	4,158	3,467
Services	16,269	13,851	3,064
Total cost of revenues	21,810	18,009	6,531
Gross margin	5,921	571	(3,839)
Operating expenses:
Selling, general and administrative	16,519	10,750	6,222
Impairment loss on assets held for sale	—	466	—
Impairment of goodwill and intangible assets	—	—	875
Research and development	4,950	5,018	1,020
Total operating expenses	21,469	16,234	8,117
Operating Loss	(15,548)	(15,663)	(11,956)
Other income (expense):
Amortization of debt issuance costs	(232)	(1,260)	(166)
Debt conversion expense	—	(7,227)	—
Interest and other income	64	285	91
Interest expense	(3,320)	(7,546)	(993)
Foreign exchange	11	—	—
Gain on extinguishment of debt	227	—	—
Gain on derivative instruments	5,905	—	—
Equity in net (loss) income of investee	(4)	30	—
Total other income (expense), net	2,651	(15,718)	(1,068)
Loss from continuing operations before income taxes and minority interest	(12,897)	(31,381)	(13,024)
Income tax expense	—	—	—
Minority interest in operations of consolidated subsidiary	(44)	—	—
Loss from continuing operations	(12,941)	(31,381)	(13,024)
Loss from discontinued operations, net of income taxes	(224)	(960)	(2,153)
Net loss	$(13,165)	$(32,341)	$(15,177)
Deemed dividend on preferred stock	$—	$—	$(1,206)
Dividend on Series E Convertible Preferred Stock	$—	$(101)	$(132)
Net loss attributable to common stockholders	$(13,165)	$(32,442)	$(16,515)
Net loss per share—basic and diluted:
Continuing operations	$(1.09)	$(3.87)	$(2.33)
Discontinued operations	$(0.02)	$(0.12)	$(0.38)
Attributable to common stockholders	$(1.11)	$(4.00)	$(2.95)
Weighted average common shares used in computing per share information	11,898	8,103	5,596

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Additional
	Preferred Stock		Common Stock		Paid in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balances as of April 30, 2004	1,005,616	$5,613	3,836,228	$14,817	$6,732	$(104)	$(19,347)	$7,711
Exercise of common stock warrants	—	—	1,341,550	6,708	—	—	—	6,708
Cashless exercise of common stock warrants	—	—	90,930	45	(45)	—	—	—
Common stock issued in legal settlement	—	—	1,064	20		—	—	20
Exercise of common stock options	—	—	23,250	111	—	—	—	111
Fair value of common stock issued for the acquisition of the assets of Encompass Materials Group, Ltd.	—	—	182,982	1,171	—	—	—	1,171
Issuance of Series E Convertible Preferred Stock and related common stock warrants	33,000	2,732	—	—	337	—	—	3,069
Deemed dividend on preferred stock	—	1,206	—	—	—	—	(1,206)	—
Preferred stock dividends	—	—	—	—	—	—	(132)	(132)
Conversion of convertible preferred stock into common stock:
Series A	(957,000)	(740)	478,500	740	—	—	—	—
Series C	(9,000)	(1,141)	236,842	1,141	—	—	—	—
Series D	(32,150)	(3,637)	730,682	3,637	—	—	—	—
Fair value of common stock warrants issued to members of HSDC advisory board for services	—	—	—	—	669	—	—	669
Discount on convertible debentures due to issuance of detachable warrants and beneficial conversion feature	—	—	—	—	5,245	—	—	5,245
Fair value of common stock warrants issued to convertible debenture placement agent	—	—	—	—	142	—	—	142
Common stock issued under Employee Stock Purchase Program	—	—	2,172	11	—	—	—	11
Amortization of deferred compensation	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(15,177)	(15,177)
Balances as of April 30, 2005	40,466	4,033	6,924,200	28,401	13,080	(64)	(35,862)	9,588
Exercise of common stock warrants	—	—	253,128	1,367	—	—	—	1,367
Cashless exercise of common stock Warrants	—	—	2,500	13	(13)	—	—	—
Fair value of common stock warrants issued in legal settlements	—	—	—	—	110	—	—	110
Exercise of common stock options	—	—	104,779	356	—	—	—	356
Fair value of common stock issued for the acquisition of Protection Plus Security Corporation	—	—	176,632	1,228	—	—	—	1,228
Fair value of extension of warrant expiration dates	—	—	—	—	510	—	—	510
Common stock issued in payment of convertible debenture interest	—	—	112,901	949	—	—	—	949
Common stock issued in payment of convertible debenture principal	—	—	678,166	4,313	—	—	—	4,313
Conversion of convertible debentures into common stock	—	—	1,551,724	16,227	—	—	—	16,227
Preferred stock dividends	—	—	—	—	—	—	(101)	(101)
Conversion of convertible preferred stock into common stock:
Series D	(800)	(90)	18,182	90	—	—	—	—
Series E	(33,000)	(3,938)	665,322	3,938	—	—	—	—
Redemption of Series A Convertible Preferred Stock	(6,666)	(5)	—	—	(5)	—	—	(10)
Fair value of common stock warrants issued for services	—	—	—	—	228	—	—	228
Fair value of common stock issued for services	—	—	25,000	140	—	—	—	140
Common stock issued under Employee Stock Purchase Program	—	—	5,246	39	—	—	—	39
Amortization of deferred compensation	—	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	—	(32,341)	(32,341)
Balances as of April 30, 2006	—	—	10,517,780	57,061	13,910	(24)	(68,304)	2,643
Issuance of detachable common stock warrants in convertible debenture offerings	—	—	—	—	2,887	—	—	2,887
Common stock issued for fee related to convertible debenture issuance	—	—	165,000	601	—	—	—	601
Net incremental common shares issued for fractional shares in reverse stock split	—	—	787	—	—	—	—	—
Fair value of amendment to warrant terms	—	—	—	—	949	—	—	949
Common stock issued in payment of convertible debenture interest	—	—	31,968	136	—	—	—	136
Common stock issued in payment of convertible debenture principal	—	—	1,470,558	5,648	—	—	—	5,648
Fair value of common stock warrants issued for services or lease financing	—	—	—	—	188	—	—	188
Common stock issued under Employee Stock Purchase Program	—	—	3,307	14	—	—	—	14
Net reclassifications between derivative liability and equity	—	—	—	—	366	—	—	366
Amortization of deferred compensation	—	—	—	—	—	24	—	24
Stock-based compensation	—	—	450,000	859	2,405	—	—	3,264
Net loss	—	—	—	—	—	—	(13,165)	(13,165)
Balances as of April 30, 2007	—	$—	12,639,400	$64,319	$20,705	$—	$(81,469)	$3,555

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended April 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,165)	$(32,341)	$(15,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible and other assets	2,260	1,677	1,185
Amortization of debt discount and debt issuance costs	2,404	6,939	732
Debt conversion expense	—	7,227	—
Interest paid in shares of common stock	136	949	—
Impairment of investment in cost method investee	100	—	—
Impairment of goodwill and intangible assets	—	—	875
Impairment of property and equipment (including assets held for sale)	8	498	—
Accounting charge for amendment of warrant terms	949	510	—
Fair value of common stock and warrants issued for non-employee services, amortization of deferred compensation and legal settlement	260	355	689
Equity in net loss (income) of investee	4	(30)	—
Minority interest in operations of consolidated subsidiary	44	—	—
Stock-based compensation	3,330	—	—
Gain on derivative instruments	(5,905)	—	—
Gain on sale of assets held for sale	(112)	—	—
Gain on extinguishment of debt	(227)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(612)	(1,261)	(63)
Inventories	(629)	(153)	(126)
Prepaid expenses and other current assets	(435)	(784)	(2)
Accounts payable	(1,201)	849	551
Accrued liabilities	945	(372)	349
Assets of discontinued operations	1,159	736	1,634
Liabilities of discontinued operations	19	(199)	(367)
Other long-term liabilities	851
Net cash used in operating activities	(9,817)	(15,400)	(9,720)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,707)	(1,634)	(3,514)
Proceeds from sale of assets held for sale	672	—	—
Equity investment in a business	(100)	(336)	—
Acquisition of assets of a business, net of cash acquired	—	(2,468)	(49)
Net cash used in investing activities	(1,135)	(4,438)	(3,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(134)	(44)	(64)
Principal payments on borrowings	(5,889)	(790)	(375)
Proceeds from the issuance of preferred stock and related warrants	—	—	3,069
Proceeds from the issuance of convertible debentures and related warrants	16,930	—	21,340
Proceeds from issuance of common stock	15	1,761	6,830
Preferred stock dividends	—	(101)	(132)
Net cash provided by financing activities	10,922	826	30,668
Net (decrease) increase in cash and cash equivalents	(30)	(19,012)	17,385
Cash and cash equivalents at beginning of year	1,586	20,598	3,213
Cash and cash equivalents at end of year	$1,556	$1,586	$20,598

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are focused on the development of homeland security products and services and the manufacture of 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry. The consolidated financial statements (the “financial statements”) include our accounts and those of our wholly-owned subsidiaries, including Protection Plus Security Corporation (“PPSC”), Isonics Homeland Security and Defense Corporation (“HSDC”), Isonics Vancouver, Inc. (“IVI”) and Chemotrade GmbH (“Chemotrade”) as well as the operations of our 90%-owned subsidiary, SenseIt Corp (“SenseIt”). We sold our life sciences business in June 2007. In all periods presented, the operations of the life sciences business have been accounted for as discontinued operations. See Note 18.

As discussed in more detail in Note 13, on February 13, 2007, we effected a one-for-four reverse stock split of our common shares upon the filing of a Certificate of Amendment to our Articles of Incorporation with the California Secretary of State. All impacted amounts included in the consolidated financial statements and notes thereto have been restated for the stock split.

Going Concern

While as of April 30, 2007, we have working capital of $3,310,000 and stockholders’ equity of  $3,555,000, we incurred significant losses from operations and used significant cash flow to fund operations for the fiscal years presented. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate we will continue to require funding from investors for working capital as well as business expansion during the upcoming fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us. These conditions raise substantial doubt about our ability to continue operations as a going concern.

During the year ended April 30, 2007, we restructured our management team with the goal of refocusing our product lines, seeking joint venture partners and improving operating performance at the business segments through a focus on strategic products, increased efficiencies in business processes and improvements to the cost structure of each segment. Additionally, in June 2007, we completed the sale of the assets of our life sciences business for gross proceeds of $850,000 (net proceeds of $700,000 after retirement of debt and expenses of the sale). See Note 18 for additional information.

Our ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. We can offer no assurance that we will be successful in our efforts to raise additional proceeds or achieve profitable operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

Principles of Consolidation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Intercompany accounts and transactions have been eliminated in consolidation.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates in the Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including (but not limited to) those related to impairment of goodwill and intangible assets, impairment of equity investments and assets held for sale, recoverability of inventory and accounts receivable, the recording of various accruals, the useful lives of long-lived assets, income tax, the valuation of stock-based compensation, the valuation of convertible debentures and related warrants, the valuation of derivative liabilities and potential losses from contingencies. These estimates are based upon management’s best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include investments purchased with an original maturity of less than ninety days.

Concentration of Credit Risk

The majority of our cash is maintained with one major bank headquartered in the United States and our cash equivalents are primarily held with one major financial institution. Cash balances with the bank exceed the amount of insurance provided on such deposits. Cash balances held in foreign bank accounts, $110,000 and $531,000 at April 30, 2007 and 2006, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. We periodically evaluate the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

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

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. We perform periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and record provisions to reduce such inventories to net realizable value when necessary.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives for office furniture and equipment range from three to five years, for production equipment range from three to seven years and for vehicles are three years.  Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term.

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

Equity Method Investments

Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, our share of the earnings or losses of the investee company is recognized and is reflected in the consolidated statements of operation in the caption “Equity in net (loss) income of investee.”  The carrying value of the investment is reflected in the consolidated balance sheet in the caption “Equity in net assets of

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investee.”  We evaluate the recoverability of equity method investments whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. A loss in value which is deemed other than temporary would result in recognition of an impairment loss.

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

Long-Lived Assets

Our policy is to record long-lived assets at cost, amortizing these costs over the expected useful lives of the related assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, these assets are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be realizable. Furthermore, assets held and used in operations are evaluated for continuing value and proper useful lives by comparison to expected undiscounted future cash flows. If impairment has occurred, it is calculated based on the difference between the asset’s carrying value and the underlying discounted future cash flows it is expected to generate.

Asset Retirement Obligation

The Company follows SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a  liability for an asset retirement obligation  be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in the corresponding property and equipment category of the respective underlying asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Company has recorded a net liability of approximately $37,000 (using a 20 % discount rate and a 2.5% inflation rate) in the consolidated balance sheet caption “other long-term liabilities.”  Prior to April 30, 2007, the liability was not significant.

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

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reclamation services is recognized when all services have been rendered and the reclaimed wafer is shipped back to the customer, if all other revenue recognition criteria have been met. Revenue for security services is recognized upon delivery of the services, if all other revenue recognition criteria have been met.

In our homeland security products business, we may enter into revenue arrangements to sell products and services for which we are obligated to deliver multiple products and/or services.  We apply the guidance in Emerging Issues Task Force Issue No. (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, we first apply the separation criteria within FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (“FTB 90-1”) to separate the deliverables falling within the scope of FTB 90-1. Multiple-element arrangements are separated into more than one element if all of the following criteria are all met:

•       The delivered item(s) has value to the customer on a standalone basis.

•       There is objective and reliable evidence of the fair value of the undelivered item(s).

•       If the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially within our control.

If all of the above criteria are not met, revenue associated with the arrangement is deferred until the criteria are met on all undelivered elements, or the entire arrangement has been delivered. If objective and reliable evidence of fair value is available for all elements of the arrangement, revenue is allocated to each element based upon the relative fair value of each element to the total arrangement value. The price charged when an element is sold separately generally determines fair value. In the absence of fair value for a delivered element, we allocate revenue first to the fair value of the undelivered elements and then allocate the residual value to the delivered elements. In the absence of fair value for an undelivered element, the entire arrangement is accounted for as a single unit of accounting and revenue for the delivered elements is deferred until the undelivered elements have been delivered.

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

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Financial Instruments

The fair value of cash and cash equivalents, trade receivables, trade payables and capital lease obligations approximates carrying value due to the short maturity of such instruments.

Translation of Foreign Currencies

We conduct substantially all of our transactions in U.S. dollars, except for certain historical transactions of Chemotrade that were conducted in Euros. The financial statements of Chemotrade were prepared in Euros and remeasured into U.S. dollars for purposes of consolidation, with the U.S. dollar as the functional currency. Gains and losses from remeasurement and transaction gains and losses were included in the statement of operations. The operations of Chemotrade ceased in December 2005.

Accounting for Stock-Based Compensation

Commencing May 1, 2006, we adopted SFAS No. 123 (revised 2004) Share-Based Payments (“SFAS 123(R)”). This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We previously accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 Accounting for Stock-based Compensation—Transition and Disclosure, and provided pro forma disclosure required by those statements, as if the fair value based method defined in SFAS 123 had been applied. See Note 14 for further detail.

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

As of April 30, 2007, a total of 401,000 outstanding stock options, a total of 4,554,500 outstanding common stock warrants and the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive. As of April 30, 2006, a total of 733,483 outstanding stock options, a total of 1,251,252 outstanding common stock warrants and the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive. As of April 30, 2005, a total of 711,662 outstanding stock options, a total of 1,351,128 common stock warrants, 6,666, 800 and 33,000 outstanding shares of Series A, D and E Convertible Preferred Stock, respectively, and the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for our fiscal year commencing May 1, 2007. We do not expect the adoption of FIN 48 to have an impact on our results of operations or financial condition.

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

In November 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-07”). The consensus provides that a previously bifurcated conversion option in a convertible debt instrument for which the embedded conversion option no longer meets the bifurcation criteria in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), should be reclassified (at its fair value on the date of reclassification) to stockholders’ equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument should continue to be amortized. EITF 06-07 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133, in interim or annual periods beginning after December 15, 2006. We applied this consensus to a transaction occurring in April 2007. See Note 9 for further detail.

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

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 2—FINANCIAL STATEMENT COMPONENTS

Inventories consist of the following (in thousands):

	April 30,
	2007	2006
Finished goods	$497	$163
Work in process	47	34
Materials and supplies	715	433
	$1,259	$630

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consists of the following (in thousands):

	April 30,
	2007	2006
Office furniture and equipment	$331	$126
Production equipment	7,613	5,673
Vehicles	191	175
Construction in process	854	608
Leasehold improvements	1,215	646
	10,204	7,228
Accumulated amortization:	(4,538)	(2,666)
	$5,666	$4,562

Depreciation expense for the years ended April 30, 2007, 2006 and 2005, was  $1,770,000, $1,486,000 and $1,101,000, respectively. Such amounts include amortization on equipment under capital lease of $108,000, $23,000 and $50,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

Supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended April 30,
	2007	2006	2005
Deemed dividends associated with beneficial conversion feature on issued Preferred Stock	$—	$—	$1,206
Capital lease obligation for property and equipment addition	$1,137	$—	$70
Warrant issued in capital lease transaction	$66	$—	$—
Capitalized non-cash debt issuance costs associated with issuance of convertible debenture and common stock warrants for services	$601	$—	$887
Stock issued in connection with an acquisition	$—	$1,228	$1,171
Note payable issued in connection with an acquisition	$—	$—	$1,700
Payment of principal due on convertible debentures in common stock	$5,648	$4,313	$—
Note payable issued for equipment	$—	$49	$—

In the year ended April 30, 2006, we also issued 2,500 shares of common stock in a cashless exercise of a common stock warrant, issued 683,504 shares of common stock upon conversion of convertible preferred stock and issued 1,551,724 shares of common stock upon conversion of convertible debentures. In the year ended April 30, 2005, we also issued 90,930 shares of common stock in cashless exercises of common stock warrants and issued 1,446,024 shares of common stock upon conversion of convertible preferred stock.

Supplemental disclosures of cash flow information (in thousands):

	Year Ended April 30,
	2007	2006	2005
Cash paid during the period for:
Interest	$191	$850	$276
Income taxes	$—	$—	$—

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, by reportable segment, are as follows (in thousands):

	Homeland security products	Security services	Semiconductor products and services	Total
Balance as of April 30, 2004	$—	$—	$—	$—
Goodwill acquired during the year	—	—	447	447
Impairments	—	—	(447)	(447)
Balance as of April 30, 2005	—	—	—	—
Goodwill acquired during the year	—	3,631	—	3,631
Impairments	—	—	—	—
Balance as of April 30, 2006	—	3,631	—	3,631
Goodwill acquired during the year	—	—	—	—
Impairments	—	—	—	—
Balance as of April 30, 2007	$—	$3,631	$—	$3,631

The goodwill acquired during the year ended April 30, 2006, relates to our acquisition of PPSC in May 2005 (see Note 4).

Goodwill related to the semiconductor products and services segment resulted from the acquisition of the silicon wafer manufacturing and reclamation assets of Encompass Materials Group, Ltd. (see Note 4) in June 2004. Due to significant operating losses of the segment subsequent to the acquisition, we determined that there had been a significant adverse change to that acquired business. We determined that the $447,000 of goodwill associated with this business segment had been impaired and as a result, the entire amount of goodwill was written off to impairment of goodwill and intangible assets during the year ended April 30, 2005. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

Information regarding our intangible assets (other than goodwill) is as follows (in thousands):

	April 30,
	2007	2006
Gross carrying amount:
Trace and bulk detection technology	$273	$273
Customer lists—Semiconductor products and services	50	50
Customer base—Security services	431	431
	754	754
Accumulated amortization:
Trace and bulk detection technology	(121)	(93)
Customer lists—Semiconductor products and services	(49)	(32)
Customer base—Security services	(281)	(138)
	(451)	(263)
	$303	$491

The customer base intangible asset acquired during the year ended June 30, 2006, relates to our acquisition of PPSC in May 2005 (see Note 4).

On September 14, 2001 we entered into a perpetual, exclusive technology license agreement with Silicon Evolution, Inc. (“SEI”) whereby we issued 125,000 shares of common stock (valued at $590,000) for the right to indefinitely use intellectual property assets owned or leased by SEI. In our fiscal year 2005 and in connection with our ongoing business review of our semiconductor operations, we determined that over the years SOI technology had been substantially modified to adapt to our current manufacturing plant and that the current processes are substantially removed from those acquired from SEI. As a result, an impairment loss for the then unamortized balance of $428,000 was recognized in the impairment of goodwill and intangible assets caption during the year ended April 30, 2005. The estimated fair value was determined using the expected present value of future cash flows. The impaired intangible asset relates to the semiconductor products and services segment.

Amortization expense for the years ended April 30, 2007, 2006 and 2005, was $188,000, $181,000 and $87,000, respectively. Estimated amortization expense for the intangible assets on our April 30, 2007, balance sheet for the fiscal years ending April 30, is as follows (in thousands):

Year ending April 30,
2008	$172
2009	34
2010	27
2011	27
2012	27
$287

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SIGNIFICANT ACQUISITIONS AND COMBINATIONS

Acquisition of Business and Assets of Encompass Materials Group, Ltd.

On June 11, 2004, we acquired the business and assets of Encompass Materials Group, Ltd. (“EMG”), which was engaged in the business of manufacture and reclamation of silicon wafers. The results of the operations associated with the acquired assets have been included in the consolidated financial statements since that date. The aggregate purchase price was $2,920,000, which consisted of a $1,700,000 promissory note, 182,983 shares of our restricted common stock (valued at $1,171,000 based upon the fair market value of the common stock on June 11, 2004) and $49,000 of legal and accounting fees.

Acquisition of Protection Plus Security Corporation

On May 16, 2005, we signed and completed an agreement to acquire PPSC, a New York City based corporation that provides advanced security services. The results of PPSC’s operations have been included in the consolidated financial statements since that date.  We acquired all of the outstanding equity securities of PPSC for a total price of $3,842,000, which consisted of $2,500,000 in cash, 126,632 shares of our restricted common stock (valued at $1,292,000 based upon the fair market value of our common stock on May 16, 2005) and $98,000 of legal and accounting fees, offset by a minimal amount due from the seller.

NOTE 5—EQUITY METHOD INVESTMENT

On December 1, 2005, we increased our equity ownership interest in Institut fur Umwelttechnologien GmbH (“IUT”), an entity located in Germany, from approximately 8% to 30% in exchange for cash consideration of approximately $336,000 (EUR 284,400). The Share Transfer Agreement also contemplates a potential further capital increase for IUT in the cumulative amount of approximately $230,000, of which approximately $70,000 would be required to be contributed by us in order to retain our 30% ownership interest. If the IUT shareholders approve the potential capital increase, we would have the right to fulfill our obligation by contribution of our common stock in lieu of cash. The other IUT shareholders would have the right to fulfill their respective obligations by contribution of their respective outstanding shareholder loans in lieu of cash. As of April 30, 2007, no additional capital contributions have occurred.

We are now able to exert significant influence, but not control, over the operations of IUT and, accordingly, we are applying the equity method of accounting for the investment. Prior to the December 2005 equity purchase, the investment was accounted for under the cost method.  An adjustment to prior period financial statements to restate our then-held investment from the cost method to the equity method would not be material. As of April 30, 2007, the difference between the carrying value of the IUT investment and the amount of underlying equity in the net assets of IUT is a deficit of approximately $100,000. We monitor our investment in IUT and will recognize, if ever existing, a loss in value which is deemed to be other than temporary.

In June 2004, we entered into a research and development agreement with IUT. We funded $1,312,000 and $496,000 under this agreement during the years ended April 30, 2006 and 2005, respectively. In April 2006, the then existing agreement was canceled and we entered into a new research and development agreement with IUT whereby we agreed to use the services of IUT for certain development work on a project-by-project basis. During the year ended April 30, 2007, we funded $1,099,000 under the new agreement. As of April 30, 2007, we have a balance payable with IUT of

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $70,000 related to work performed in fiscal year 2007. All funded payments have been included as research and development in the consolidated statements of operations.

In April 2006, we also entered into a one-year sales, marketing and licensing agreement with IUT whereby we granted them non-exclusive rights to be our sales representative in Europe and the Middle East (the “Sales Territory”). We have also granted them the right, under certain circumstances, to brand products sold in the Sales Territory as a product of Isonics Corporation or a product of IUT. If IUT selects to sell products under an IUT brand, we will make commercially reasonable efforts to provide them such products. We have also allowed for IUT to manufacture certain products for sale by them. IUT must meet quality control of such products to a level which is reasonably acceptable to us. Failure of IUT to maintain the quality control of the products may lead to a revocation of our license to manufacture the products. No material sales have been made by IUT under this agreement.

In April 2006, in exchange for the 15% of IUT Detection Technologies, Inc. (“IUTDT”) formerly owned by IUT and for contractually clarifying our ownership of certain trace and bulk detection technology, we granted IUT a royalty of 2% of the net selling price of product produced through technology developed under the research and development agreement. Subsequent to this transaction we owned 100% of IUTDT, an entity which held intellectual property related to trace and bulk detection technology but which had no operations. During the year ended April 30, 2007, we legally terminated the entity and all intellectual property formerly held by IUTDT is now held by HSDC.

Additionally, IUT has, in prior years, produced carbon-14 precursors for us that we resold in the market place. Total purchases from IUT for this product during the years ended April 30, 2007, 2006, and 2005 were $0, $279,000 and $353,000, respectively. With the cessation of operations at our Chemotrade subsidiary in December 2005 and the divesture of the life sciences segment (see Note 18) subsequent to April 30, 2007, no further carbon-14 purchases are expected to be made from IUT.

NOTE 6—DEVELOPMENT AND LICENSING AGREEMENT AND INVESTMENT IN SENSEIT CORP

Development and Licensing Agreement

On December 5, 2005, we approved a development plan that resulted in us becoming obligated under a Development & Licensing Agreement (the “Lucent Agreement”) entered into with Lucent Technologies, Inc. (“Lucent”) in September 2005. As noted in this footnote below, the Lucent Agreement was assigned in October 2006. Under the Lucent Agreement, we will endeavor to develop a next-generation infrared imaging and night vision surveillance technology at Lucent’s micro electro-mechanical systems and nanotechnology fabrication facility. The Lucent Agreement provides for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Lucent Agreement. In exchange for this license, we will fund Lucent’s development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000, of which $6,000,000 has been funded as of April 30, 2007. This funding resulted in recognition of research and development expense of $3,000,000 and $2,500,000 during the years ended April 30, 2007 and 2006, respectively. The development payments are expensed to research and development expense as the respective expenses are incurred. We have the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product. When, if ever, commercial sales of developed products commence, a royalty payment based on revenue will be due Lucent (subject to a minimum semi-annual cumulative royalty payment amount). Additionally, if Lucent expends substantial sales effort to accomplish

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a sale, we will also pay them a sales referral fee based on revenue. Lastly, in order to retain the exclusivity of our license for the developed technology, we have agreed to pay an annual exclusivity payment commencing the October 1 following the first commercial sale or the end of the development project.

We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007. As a result of not making this payment, Lucent may, after certain steps of notification and periods to cure have been exhausted, cancel the Lucent Agreement and all licenses granted to us thereunder or cease working on the project and then assess us a “start-up” fee if funding was to resume. Effective July 26, 2007, we received official notification from Lucent that we failed to make the $1,000,000 payment to Lucent by July 16, 2007 and that in the event such non-payment continues for more than ten days, Lucent may at is discretion, suspend work on the development project. We are currently seeking additional financing to allow us to make our contractual development payments to Lucent. We cannot offer any assurance that we will be able to raise the funds necessary to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due. Additionally, SenseIt may need to seek outside financing to make payments to Lucent and, if so elected, such outside financing would dilute our ownership interest in SenseIt (see subsequent discussion regarding SenseIt within this footnote).

Investment in SenseIt Corp

On October 26, 2006, we entered into a Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with SenseIt Corp, a Delaware corporation, with the intent of accelerating next generation infrared imaging and night vision surveillance technology development and driving related commercialization activities in connection with the Lucent Agreement. The joint venture was established through our acquisition of an initial 90% ownership interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement, although we will continue to be jointly and severally liable with SenseIt to Lucent for amounts due to Lucent under the assigned Lucent Agreement. The assignment was approved by Lucent.

Pursuant to the Purchase Agreement, on October 27, 2006, we purchased shares of the Class A common stock of SenseIt in exchange for cash and other consideration, including, but not limited to, an assignment of all of our rights, title and interest in the Lucent Agreement. As described above, we now have a 90% ownership interest in SenseIt. Our ownership interest will be adjusted if SenseIt receives additional financing from third parties and upon the occurrence of a Threshold Event. The term “Threshold Event” is described in SenseIt’s Certificate of Incorporation, as amended, as the receipt by SenseIt of cumulative $20 million in certain equity financing. At that time, the Class A common stock and Class B common stock will be converted into common stock, and the holder of the Class B common stock (held by the chief executive officer of SenseIt who also serves as the Chairman of the Board of Isonics Corporation) will be entitled to a 10% ownership interest. The remaining 90% of the common stock outstanding will be allocated among the prior holders of common stock and Class A common stock.

Under the Purchase Agreement, we acquired 664,650 shares of Class A common stock of SenseIt for total consideration of $6.65 million paid as follows:

•       We received a $4 million credit for payments made to Lucent, as required by the Lucent Agreement and for the assignment of our rights, title and interest in the Lucent Agreement, for 400,000 shares of Class A common stock; and

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       $250,000 working capital was paid to SenseIt upon signing the Purchase Agreement for 25,000 shares of Class A common stock; and

•       $250,000 working capital was paid to SenseIt in November 2006 for 25,000 shares of Class A common stock, which payment we were obligated to make no later than December 31, 2006; and

•       $1,000,000 was paid to SenseIt in January 2007 for 100,000 shares of Class A common stock, which payment was subsequently made to Lucent by SenseIt as required under the Lucent Agreement; and

•       $1,000,000 was paid to SenseIt in April 2007 for 100,000 shares of Class A common stock, which payment was subsequently made to Lucent by SenseIt as required under the Lucent Agreement; and

•       we received 14,650 shares of Class A Common Stock as credit for legal costs in the amount of approximately $146,000 incurred related to entering into the SenseIt joint venture.

Additionally, we have an obligation to make an additional $353,500 payment to SenseIt. We will be entitled to receive one share of Class A common stock for each $10 investment.

In connection with the Purchase Agreement, we also entered into a Stockholders’ Agreement with SenseIt and its chief executive officer. The Stockholders’ Agreement includes certain share transfer restrictions such as right of first refusal, as well as drag-along and tag-along rights. The Stockholders’ Agreement does not currently impose any material obligations on us. If at some time in the future (after we meet our remaining $353,500 obligation), SenseIt needs additional funding, we will have the right, but not the obligation, to provide that additional funding.

At the closing of the Purchase Agreement, SenseIt entered into an amended and restated employment agreement with the chief executive officer of SenseIt (the “Employment Agreement”). The Employment Agreement has an initial term of two years, plus automatic two-year extensions unless SenseIt or the chief executive officer chooses not to renew. The Employment Agreement sets forth the compensation payable to the chief executive officer and the time that he is required to devote to the business of SenseIt. If termination occurs after SenseIt has made a commercial sale of a Lucent product, as described in the Lucent Agreement, or has acquired a business having revenues of $10 million or more in any one year, termination without cause will result in SenseIt’s obligation to pay the chief executive officer a two-year severance based on the respective annualized salary over the previous five years. The Employment Agreement is between SenseIt and its chief executive officer; Isonics Corporation has no obligation under the contract.

The results of SenseIt have been included in our consolidated results as of the exercise date of the Purchase Agreement. The minority interest held in the net assets of SenseIt is included in the caption “minority interest in consolidated subsidiary” in our consolidated balance sheet. Additionally, the consolidated statements of operations include a noncash charge in the amount of $667,000 recognized by SenseIt related to the chief executive officer’s 10% ownership interest in SenseIt.

NOTE 7—ASSETS HELD FOR SALE

During the first quarter of fiscal year 2006, management committed to a plan to sell specific production equipment in our semiconductor products and services segment. Based on ongoing analysis of the semiconductor operations, these assets were deemed to be either unnecessary to support a more

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

focused product portfolio or incompatible with the future direction of the segment’s operations. Immediately prior to the decision to sell the assets, the equipment had a cumulative net book value of approximately $1,026,000. In the first and fourth quarters of the year ended April 30, 2006, certain assets were written down to their estimated fair value, less selling costs, yielding a cumulative impairment loss on assets held for sale in the amount of $466,000. During the year ended April 30, 2007, all of the assets held for sale were sold for a net gain of $112,000.

NOTE 8—CAPITAL LEASES

We lease certain production equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the consolidated balance sheets as property and equipment and was $1,207,000 and $70,000 at April 30, 2007, and April 30, 2006, respectively. Accumulated amortization of the leased equipment at April 30, 2007, and April 30, 2006, was approximately $151,000 and $43,000, respectively. Amortization of assets under capital leases is included in depreciation expense. During the year ended April 30, 2007, in association with a capital lease transaction we issued a lessor a common stock warrant (valued at $66,000 using the Black-Scholes pricing model) to purchase 31,250 shares of common stock at $3.36 per share. The common stock warrant vested immediately, expires on November 28, 2009, and will be amortized to interest expense over the term of the lease using the effective interest method.

The following represents the future minimum lease payments remaining under capital leases as of April 30, 2007 (in thousands):

Year ending April 30,
2008	$486
2009	486
2010	330
Total minimum lease payments	1,302
Less: amount representing interest	252
Present value of minimum lease payments	1,050
Less: current portion of obligation under capital leases	340
Long term obligation under capital leases	$710

NOTE 9—BORROWINGS

Commercial Debt, Line of Credit and Letter of Credit

We currently have one active lending facility with a financial institution. Upon acquisition of PPSC in May 2005, there remained $376,000 on a bank term loan PPSC held with HSBC Bank USA, which is payable monthly through April 2008 and bears an interest rate of 6.90%. As of April 30, 2007, the outstanding balance on the loan is $134,000 and is classified as current liability. The note is not secured by collateral and bears no significant financial covenants. In March 2006, we entered into a note payable in the amount of $49,000 to fund the purchase of a fixed asset. The note bears an interest rate of 9.66% and is payable monthly through February 2011. In June 2007, the remaining balance of the note was paid in full.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note Issued in Connection with EMG Acquisition

In connection with the acquisition of the business and assets of EMG in June 2004, we issued a $1,700,000 promissory note that was collateralized by the assets acquired by us and certain other assets owned by us relating to our pre-existing semiconductor operations. In March 2007, the final payment was made on this note and as a result there is no outstanding balance as of April 30,2007.

8% Convertible Debentures

Description and Initial Accounting

On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures (the “8% Debentures”) in the aggregate principal amount of $22,000,000 and common stock warrants (collectively, the “8% Debenture Warrants”) granting the right to purchase a total of 385,000 common shares. As of April 30, 2007, the 8% Debentures have been paid in full, as described in more detail subsequently in this footnote. The warrants expire February 24, 2008 and were originally exercisable at an exercise price of $25.00 per share. However, the warrants contain a ratchet provision triggered by a subsequent equity sale. Under this provision, the warrant exercise price would be reduced to the effective price per share (or effective exercise price per share) of the subsequent equity sale.  Concurrently, the number of warrants would be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment. Due to the issuance of convertible debentures in May 2006, the warrant provision was activated to the effect of reducing the exercise price to $5.00 per share and increasing the number of shares issuable under the warrants. Additional detail is provided subsequently within this footnote.  Under specified conditions, including the lack of an effective registration statement for the underlying shares, and after a period of one year from issuance, the Warrants may be exercised by means of a cashless exercise. This provision permits the warrant holder to cancel a portion of the warrants at the then current share price to receive the balance of the warrants in common stock without payment to us.

Interest on the 8% Debentures was payable quarterly at the end of each calendar quarter until March 1, 2006, at which time all accrued and unpaid interest became payable the first day of each calendar month thereafter. We commenced monthly principal payments on March 1, 2006, whereby we were required to pay 1/12 of the original principal balance on the first day of each calendar month on all 8% Debentures outstanding at the time of each payment.  Both the principal and interest were payable, at our option, in common stock or cash, subject to various requirements. If we chose to make a scheduled principal payment by issuing common stock, and all requirements to do so were met, the conversion price was the lesser of the then Conversion Price or 88% of the average of the ten final bid prices ending on the trading day immediately prior to the monthly redemption date.  If we chose to make a scheduled interest payment by issuing common stock, and all requirements to do so were met, the conversion price was the lesser of the then Conversion Price or the lesser of  (i) 90% of the average of the twenty final bid prices ending on the trading day immediately prior to the applicable interest payment date or (ii) 90% of the average of the twenty final bid prices ending on the trading day immediately prior to the date the applicable interest payment shares are issued and delivered if after the interest payment date.

As a result of a freestanding registration rights agreement, we had an obligation to register the shares underlying the 8% Debentures and 8% Debenture Warrants (the registration statement became effective on July 26, 2005) and have a continuing obligation to keep the registration statement continuously effective. Failure to meet this obligation, as defined, will result in our incurring liquidated damages in the

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount of 1.0% of the principal amount of the purchase price per month for any shares derived from the 8% Debentures or 8% Debenture Warrants and then held by each of the holders of the 8% Debentures at the time liquidated damages are payable.

We evaluated the embedded conversion feature in the 8% Debentures and concluded that the feature did not require classification as a derivative instrument because the feature would be classified in equity if it were a freestanding instrument and, therefore, meets the scope exception found in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Included in this evaluation is the conclusion that the Debentures meet the definition of “conventional convertible debt instrument” and, therefore, the embedded conversion feature is not subject to the more onerous provisions of EITF 00-19. Further, we evaluated the 8% Debenture Warrants and concluded that the warrants also meet the scope exception found in SFAS 133 and, therefore, were initially classified in equity. Lastly, we evaluated the freestanding registration rights agreement (discussed above) and concluded that it met the definition of a derivative instrument under SFAS 133. The fair value of the derivative liability was determined to be immaterial based on a probability-weighted, discounted cashflow evaluation of its terms. No amendment of warrant terms has been done which would require the application of FSP EITF 00-19-2 to the freestanding registration rights agreement.

We allocated the proceeds received between the 8% Debentures and the related warrants based on the relative fair value of each instrument. The $3,525,000 allocated to the 8% Debenture Warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 8% Debentures. In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”) we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the 8% Debentures. As a result, we determined that the value of the beneficial conversion feature (based upon a $25.00 conversion price) contained in the 8% Debentures to be $1,720,000. This amount was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 8% Debentures. The cumulative discount on the 8% Debentures as originally booked was being amortized to interest expense over the term of the 8% Debentures using the effective interest method at an effective interest rate of 19%. During the years ended April 30, 2007 and 2006, $285,000 and $4,270,000, respectively, of this discount was amortized to interest expense.

In connection with completing the financing arrangement, we paid a placement agent (i) a 6.5% fee consisting of $660,000 and a $770,000 convertible debenture and (ii) a common stock warrant granting the right to purchase 13,475 shares of common stock (valued at $142,000 using the Black-Scholes pricing model). The convertible debenture and related debt issuance cost was measured at the fair value of the convertible debenture, $745,000. The total debt issuance costs of $1,547,000 were capitalized and were being amortized to amortization of debt issuance costs over the life of the convertible debenture using the effective interest method. During years ended April 30, 2007 and 2006, $121,000 and $1,260,000, respectively, of the capitalized debt issuance costs was amortized to expense. At April 30, 2007, there is no unamortized debt issuance cost. The terms of both the convertible debenture and the warrant are the same as those for the accredited investors, as described above. The discount on the convertible debenture was being amortized to interest expense over the term of the convertible debenture using the effective interest method.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Payment of Principal and Interest in Shares of Common Stock

In our third fiscal quarter of our year ended April 30, 2006, we determined that it had become probable that we would repay the principal portion of the 8% Debentures in common stock instead of cash. As such, we commenced accreting the aggregate 8% Debentures balance in our consolidated balance sheet to the fixed monetary amount of the obligation when settled in common stock. If paid in common stock, the fixed monetary amount of principal repayment would have been $25,875,000, as compared to $22,770,000 if paid in cash, the difference being due to the aforementioned fixed discount applied to the price of our common stock in the calculation of the number of common shares due for each principal payment, as defined.  As a result, for the years ended April 30, 2007 and 2006, we recorded additional interest expense of $429,000 and $1,392,000, respectively, representing the increased accretion resulting from the probable repayment of the 8% Debentures principal in common stock.

Having met all requirements to allow us to do so, we elected to make certain quarterly interest payments and monthly amortization payments of principal and interest in shares of our common stock, as follows (in thousands, except share amounts):

	Shares Issued for Principal	Principal Book Value Reduction	Shares Issued for Interest	Effective Interest Paid
September 2005 interest payment	—	$—	50,150	$506
March 2006 amortization payment	292,017	2,156	44,824	337
April 2006 amortization payment	386,149	2,157	15,420	88
Payments made during the year ended April 30, 2006	678,166	4,313	110,394	931
May 2006 amortization payment	390,464	2,071	13,644	73
June 2006 amortization payment	493,452	1,873	5,864	23
September 2006 amortization payment	71,308	284	2,906	11
October 2006 amortization payment	85,775	284	2,705	9
November 2006 amortization payment	106,641	284	2,688	8
December 2006 amortization payment	87,145	284	1,940	6
January 2007 amortization payment	118,767	284	1,495	4
February 2007 amortization payment	117,006	284	726	2
Payments made during the year ended April 30, 2007	1,470,558	5,648	31,968	136
	2,148,724	$9,961	142,362	$1,067

Induced Conversion

On March 9, 2006, holders of our 8% Debentures converted outstanding principal in the amount of $9,000,000 into 1,551,724 shares of our common stock. We gave the holders of all 8% Debentures the temporary right to convert a portion or their entire principal amount into shares of our common stock at a temporary conversion price of $5.80 per share (a reduction from the prior conversion price of $25.00 per share). At the close of business on March 8, 2006, the closing price for our common stock was $6.56 per share. Additionally, we issued 2,507 shares of our common stock in payment of interest then due on the converted principal amount. We have accounted for this transaction by applying the induced conversion principles set out in SFAS No. 84, Induced Conversions of Convertible Debt—An Amendment of

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

APB Opinion No. 26 (“SFAS 84”). This standard sets out the method of accounting for conversions of convertible debt to equity securities when the debtor induces conversion of the debt by offering additional securities or other consideration to convertible debt holders. In accordance with SFAS 84, we calculated the expense equal to the fair value of all securities transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms. As a result, for the year ended April 30, 2006, we recognized debt conversion expense in the amount of $7,227,000.

May 2006 Offer

On May 18, 2006, we made an offer to the holders of our 8% Debentures to pay in cash the principal balance remaining immediately subsequent to making the monthly payment scheduled June 1, 2006, plus a 5% premium and accrued interest, both items to also be paid in cash. On May 19, 2006, approximately $5.0 million out of the then-outstanding $8.2 million 8% Debentures accepted our offer. The offer was made and accepted contingent upon the cash payment being made to the accepting holders on or before June 1, 2006, from the proceeds of a financing that we were then working to complete and which is discussed below. In accepting our offer, the holders agreed to limit the anti-dilution provision on their warrants originally issued with their debentures such that the warrants would fully ratchet based upon the financing completed on May 31, 2006, and then the ratchet would be converted to a price-only ratchet whereby the exercise price would still be reduced to the effective price per share (or effective exercise price per share) of the subsequent equity sale but where the number of shares purchasable under the warrant would be fixed. The holders also agreed to waive certain provisions of the Securities Purchase Agreement entered into concurrently with the 8% Debentures which relate to entering into a future financing with variable conversion terms (such contractual terms we do not believe to be in force). In accordance with this offer and subsequent to closing the financing on May 31, 2006, we paid approximately $4.1 million from the proceeds of the financing to the holders accepting our offer (such payment was calculated after including the impact on their outstanding principal balance of the normal monthly amortization payment made to them on June 1, 2006). This payment resulted in a reduction in the principal balance of the 8% Debentures of $3,880,000.

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

Warrant contractual adjustment

As a result of the issuance of the convertible debentures in May 2006 (subsequently discussed within this footnote), which includes a fixed conversion price of $5.00, the warrants associated with the 8% Debentures were amended per the warrant such that the warrant exercise price was reduced from

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$25.00 per share of common stock to $5.00 per share of common stock. Simultaneously, the number of shares purchasable under the warrants increased from 398,475 to 1,992,375. Due to our offer made on May 18, 2006, to the holders of the 8% Debentures and the acceptance of the offers by certain holders, of the currently outstanding warrants associated with the 8% Debentures, warrants to purchase 1,139,250 shares of common stock have a price ratchet only whereby no change to the number of shares purchasable will occur and warrants to purchase 853,125 shares of commons stock continue to retain the original ratchet provisions.

Upon the issuance of the convertible debentures in May 2006 and the resulting ratchet to the 8% Debenture Warrants, we reevaluated the classification of the aforementioned 853,125 warrants originally issued with the 8% Debentures and which still contain a full ratchet provision. We evaluated the warrants in accordance with the provisions of SFAS 133 and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) which provide guidance, among other topics, as to whether equity or derivative liability classification is appropriate for freestanding warrants. Because of the issuance of the variable rate financing, we no longer have control over the ratchet of the fully ratcheting warrants. Therefore, there is a possibility (and per EITF 00-19 we are not allowed to consider in our evaluation the likelihood of such an event occurring) that the number of shares issuable related to the warrant could exceed our authorized but unissued shares if the warrant were to ratchet to a sufficiently low exercise price. If we did not have sufficient authorized but unissued shares to satisfy the number of shares issuable under the warrant if exercised, we may have to net cash settle a portion or all of the warrant. Accordingly, we reclassified the aforementioned warrants from equity to derivative liabilities in the amount of $1,773,000, which represents the estimated fair value of the warrants at the date of reclassification. Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments. We recorded a gain on derivative instruments for the year ended April 30, 2007, in the amount of $752,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as liabilities and April 30, 2007.

Other disclosure

Two former holders of the 8% Debentures have at various times asserted that the issuance of the 2006 Debentures constituted a default (due to a potential variable conversion provision contained within the 2006 Debentures) under the 8% Debentures. We have contested that allegation on several bases and will defend against any further allegation of default as necessary. Remedies for an event of default include the option to accelerate payment of the full principal amount of the debentures, together with interest and other amounts due, to the date of acceleration. The principal amount of the debentures shall be equal to 130% of the then-principal amount of the debentures plus all interest and other amounts due or a conversion calculation, whichever is higher. If they prove a default, we could be liable for an amount of approximately $1,200,000, including accrued interest.

2006 Convertible Debentures

Description and Initial Accounting

On May 31, 2006, we completed a private placement pursuant to which we issued to one accredited investor, Cornell Capital Partners, L.P. (“Cornell”) a secured convertible debenture with a principal amount of $10,000,000, which was the first of three secured convertible debentures (cumulatively, the “2006 Debentures”), for which the aggregate principal amount issued was $16,000,000, which remains

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding in its entirety as of April 30, 2007, but offset by a discount of $9,030,000 for financial statement presentation. On June 5, 2006 (two trading days prior to the filing of a registration statement contemplated in the transaction documents correlated with the 2006 Debentures), we issued the second of the three 2006 Debentures. This 2006 Debenture has a principal amount of $3,000,000. The final 2006 Debenture with a principal amount of $3,000,000 was issued on November 16, 2006, two trading days prior to a registration statement being declared effective by the SEC. The 2006 Debentures are convertible into shares of our common stock at the lesser of $5.00 (the “Fixed Conversion Price”) or 80% of the average of the two lowest daily volume weighted average prices (“VWAP”) of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”). The 2006 Debentures mature on May 31, 2009 (the “Maturity Date”). In addition to the 2006 Debentures, we issued three warrants (the “2006 Debenture Warrants”) to purchase a total of 2,000,000 shares of our common stock at exercise prices of $5.00 per share (500,000 warrants), $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants). Each of the warrants can be exercised for a period of three years.

The then-effective conversion price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 2006 Debenture agreement. Additionally, the Fixed Conversion Price will be reduced if we issue shares of stock or other instruments that are exchangeable into or convertible into common stock at an effective price less than the Fixed Conversion Price. The Fixed Conversion Price will be adjusted to mirror the conversion, exchange or purchase price at issue. Our issuance and exercise of options which are compensatory and pursuant to our stock option plans will not cause an adjustment under this provision.

Interest originally accrued on the outstanding principal balance at the annual rate of 6%. As disclosed in more detail subsequently within this footnote, the interest rate was amended in April 2007 to 13% initially with a periodically declining rate reducing to 7.75% immediately prior to maturity. Interest is payable on the Maturity Date in cash or shares of our common stock, at our option. At April 30, 2007, accrued interest expense on the 2006 Debentures was $851,000 and is included in the caption “other long-term liabilities” in the consolidated balance sheet. If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

The investor and an unaffiliated party provided us services in connection with completing the transaction. To compensate these entities for those services, we issued them 165,000 shares of our common stock (the “Buyers Shares”). We also paid Cornell or its affiliates fees in the cumulative amount of $900,000.

We were contractually required to seek stockholder approval of this transaction by no later than January 31, 2007, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 16 million shares upon conversion of the 2006 Debentures and to approve an increase in authorized shares of common stock to at least 175 million shares. On October 30, 2006, we held our annual meeting of stockholders whereby the stockholders approved the total number of shares issuable under the transaction documents. Although more stockholders voted in favor of amending our articles of incorporation to increase our authorized common stock, we did not receive the number of votes for the proposal required by California law to complete the amendment as required. Under the terms of both the 2006 Debentures and the related warrants, if we had insufficient authorized capitalization after December 31, 2006, we had an obligation to call and hold a special meeting of its stockholders within

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

60 days for the sole purpose of increasing our authorized capitalization. As aforementioned, an increase in authorized capitalization from 75 million shares of common stock to 175 million shares of common stock was approved at a special meeting of stockholders on January 2, 2007. As part of a waiver agreement entered into with Cornell in February 2007 (discussed below), Cornell waived the original compliance period.

The 2006 Debentures, the 2006 Debenture Warrants and the Buyers Shares have certain limitations on our ability to issue shares to the holders of the instruments and impose certain limitations on Cornell’s ability to sell shares.

•       We are prohibited from issuing shares of our common stock to the holders of the 2006 Debentures (upon conversion or payment of interest) and the 2006 Debenture Warrants (upon exercise) if the issuance would result in Cornell beneficially owning more than 4.99% of our outstanding common stock (although Cornell can waive this provision upon more than 65 days notice to us).

•       If converting using the Market Conversion Price, Cornell is limited to converting no more than $400,000 of the principal or accrued interest on the 2006 Debentures into shares of our common stock in any seven calendar day period.

•       The maximum number of shares that may be issued upon conversion of the principal amount of the 2006 Debentures is contractually limited to 16 million shares.

Initially, if at a conversion event, we had insufficient shares authorized but unissued and unreserved to convert principal and pay interest in common stock, our stock was not listed or quoted on a market (as defined), we had not timely satisfied any conversion obligations or the issuance of shares would have violated certain other defined sections of the agreement, the holder had a right to request net cash settlement of the conversion based upon a defined calculation. This contractual provision was modified in April 2007 as disclosed in more detail subsequently in this footnote.

If there is an effective underlying registration statement and if the volume weighted average price of our common stock is equal to or greater than $10.00 for twenty consecutive trading days, we may force Cornell to convert the outstanding principal and any accrued interest, subject to the share issuance limitations discussed above.

We have the right, after providing ten trading days advance written notice, to redeem in cash a portion or all amounts outstanding under the 2006 Debentures prior to the Maturity Date provided the closing bid price of our common stock is less than $10.00 at the time the redemption notice is provided. If we exercise this redemption right, a redemption premium in the amount of 20% of the principal amount being redeemed will be due. During the ten day notification period, Cornell may elect to convert any portion or all of the outstanding 2006 Debenture amount.

Through May 31, 2007, we granted Cornell the right to participate in any allowed capital raise up to 50% of the raise. Until such time no portion of the principal and interest due on the 2006 Debentures is outstanding, we have granted Cornell the right to participate in any allowed capital raise up to 25% of the raise.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2006 Debenture Warrants are exercisable for cash only unless there is no effective underlying registration statement, at which point a holder can elect a cashless exercise. As the shares underlying the $7.00 and $8.00 warrants, each exercisable for 750,000 shares of our common stock, are not currently registered, the holder of the warrants currently has a right of cashless exercise for these two warrants. The then-effective warrant exercise price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 2006 Debenture Warrant agreements. Additionally, the exercise price and number of shares upon issuance of common stock are subject to adjustment in cases where we issue shares of common stock (other than Excluded Securities or issuances in connection with other components of the 2006 Debenture documents) for consideration per share less than the then-existing warrant exercise price. If an adjustment is triggered, the warrant exercise price for the warrant for 500,000 shares at an exercise price of $5.00 per share and the warrant for 750,000 shares at an exercise price of $7.00 per share will be adjusted to a price determined by multiplying such exercise price by a fraction of which (a) the numerator shall be the number of shares of common stock outstanding immediately before such issuance plus the number of shares of common stock that the aggregate consideration received by us for such issuance would purchase at the warrant exercise price then in effect and (b) the denominator shall be the number of shares of common stock outstanding immediately prior to such issuance plus the number of new shares to be issued in the triggering event. Concurrently, the number of shares issuable upon exercise of the warrant will be adjusted such that the aggregate exercise price would be equal to the aggregate exercise price prior to adjustment. The warrant for 750,000 shares exercisable at $8.00 per share has a different adjustment calculation whereby a subsequent triggering equity issuance would lead to a reduction in the warrant exercise price per share equal to the price per share (or effective exercise price per share) of the subsequent equity issuance. There would be no change to the number of shares issuable under the warrant. In February 2007, the conversion terms of certain warrants were adjusted as disclosed in more detail subsequently within this footnote.

As a result of a freestanding registration rights agreement, we had several obligations to register the shares underlying the 2006 Debentures, Buyers Shares and 2006 Debenture Warrants. In February 2007, we entered into a waiver agreement with Cornell as disclosed in more detail subsequently within this footnote. The waiver agreement included waiver of certain deficiencies and amended certain clauses of the original registration rights agreement. A discussion of the registration rights follows:

Initial registration statement—We were required to file an initial registration statement to register 2,183,947 shares of common stock (related to the Buyers Shares, the 2006 Debenture Warrant exercisable for 500,000 shares at $5.00 per share and 1,518,947 shares to be issued upon conversion of the 2006 Debentures) no later than August 7, 2006 (a registration statement was filed on June 7, 2006) and to have the initial registration statement declared effective by September 28, 2006 (the registration statement was declared effective on November 20, 2006). Because we failed to meet our effectiveness deadline, we could have incurred liquidated damages of one percent of the outstanding balance of the 2006 Debentures for each thirty-day period, prorated by day, subsequent to the date of the deadline missed until such time as the registration statement was declared effective. However, in November 2006 Cornell waived the penalty in respect to obtaining effectiveness of the original registration statement. No concession was given by us in return for the waiver.

Subsequent registration statement—As a result of our stockholders approving the Cornell transaction on October 30, 2006, we were obligated to file an amended registration statement by November 30, 2006, to register the full number of shares required under the 2006 Debenture transaction documents (representing the Buyers Shares, shares underlying the 2006 Debenture Warrants and shares upon the

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion of the 2006 Debentures based on a defined formula but in an amount not to exceed 16 million shares) and obtain effectiveness of the registration statement by January 15, 2007. We were unable to file any additional registration statement until our stockholders approved the increase in authorized shares of common stock on January 2, 2007. Additionally, current interpretation by the SEC of registration rules regarding financing structures with market-based conversion features precludes us from registering at one time the full number of shares required by the 2006 Debenture transaction documents. Consequently, we had a contractual obligation to pay Cornell liquidated damages equal to 1% of the liquidated value of the 2006 Debentures outstanding ($160,000 assuming no conversions by Cornell) for each 30 day period until such time, if ever, that we became in compliance with our contractual obligation to Cornell. In February 2007, we entered into a waiver agreement with Cornell as disclosed in more detail subsequently within this footnote.

Continued effectiveness—Once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, if sales are not able to be made under the registration statement (due to failure to keep the registration statement effective or failure to register sufficient shares or otherwise), Cornell will have recourse to the aforementioned 1 % per thirty-day liquidated damages penalty.

We are not obligated to pay liquidated damages for more than a total of 365 calendar days. We may elect to pay any liquidated damages in cash or shares of our common stock if registered. Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

Additionally, other events, as defined in the 2006 Debenture agreement, may also allow the 2006 Debenture holders to declare us in default. Remedies for an event of default, include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due, to the date of acceleration and Cornell will have the right to request such payment in cash or in shares of our common stock.

So long as principal amounts are outstanding under the 2006 Debentures, we have agreed to not sell capital stock or grant security interests which meet certain defined characteristics without the prior consent of Cornell. However, certain transactions defined as Excluded Securities are exempted from this prior consent provision. Excluded Securities include (1) securities issued in connection with a strategic partnership or joint venture, (2) securities issued as consideration for a merger or consolidation or the acquisition of a business, product, license or other asset of another person or entity, (3) options (priced not less than at the market) provided to employees within the first thirty days of employment, (4) securities issued pursuant to an approved stock plan, (5) up to 250,000 shares (priced not less than market) which may be issued as long as no registration rights are included and as long as not pursuant to a Form S-8 and (6) any other issuances to holders of other pre-existing securities if such issuances are provided for in the terms of such instrument.

The 2006 Debentures are secured by individual security agreements with Isonics Vancouver, Inc. (“IVI”), Isonics Homeland Security and Defense Corporation (“HSDC”) and PPSC.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We allocated the net proceeds received between the first $13,000,000 2006 Debentures and the related warrants based on the relative fair value of each instrument. The $2,718,000 allocated to the warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 2006 Debentures. We evaluated the embedded conversion feature in the 2006 Debentures in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to certain provisions which could result in net cash settlement, the feature should be classified as a derivative instrument and should be recorded as a liability in our consolidated financial statements. Accordingly, we recorded the aforementioned embedded conversion feature as a derivative liability in the amount of $6,342,000 (which represents the estimated fair value of the feature at the date the financing was consummated) and as a corresponding reduction in the carrying value of the 2006 Debentures. We also recorded the embedded conversion feature related to the $3,000,000 debenture issued in November 2006 as a derivative liability in the amount of $949,000 and as a corresponding reduction to the carrying value of that debenture. Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments. During the year ended April 30, 2007, we recorded a gain on derivative instruments in the amount of $4,411,000, such amount representing the estimated change in fair value of the embedded conversion feature between the date the financing transactions were consummated and the date the derivative liability was reclassed to equity in April 2007. See the more detailed disclosure of the April 2007 agreement appearing subsequently in this footnote.

The cumulative discount on the first $13,000,000 of the 2006 Debentures in the amount of $9,786,000 (arising from the allocation of a portion of the proceeds to the related warrants, the classification of the embedded conversion feature as a derivative liability and the cash fee paid to Cornell) and the discount on the final $3,000,000 of the 2006 Debentures in the amount of $1,114,000 (arising from the classification of the embedded conversion feature as a derivative liability and the cash fee paid to Cornell) are being amortized to interest expense over the term of the 2006 Debentures using the effective interest method at an effective interest rate of 49% and 19%, respectively. During the year ended April 30, 2007, $1,874,000 of discount was amortized to interest expense.

We capitalized as debt issuance costs the fair value of the 165,000 Buyers shares (an amount of $601,000) and $28,000 of costs directly incurred in consummating the financing and these capitalized costs are being amortized to amortization of debt issuance costs over the life of the 2006 Debenture using the effective interest method. During the year ended April 30, 2007, $110,000 of the capitalized debt issuance costs was amortized to expense.

The 2006 Debenture Warrants with an exercise price of $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants) were not exercisable until after our stockholders approved the issuance of these two warrants (as part of the total transaction shares, as defined) in a stockholders’ meeting. On October 30, 2006, our stockholders approved the transaction with Cornell and accordingly these two warrants became exercisable. Upon becoming exercisable, we re-evaluated the classification of the warrants in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to having an insufficient number of authorized shares (including all other commitments which may require the issuance of stock) to potentially settle the warrants, the warrants should be classified as a derivative instrument and should be recorded as a liability in our consolidated financial statements. Accordingly, we reclassified the aforementioned warrants out of equity and as a derivative liability in the amount of $1,611,000 (which represents the estimated fair value of the warrants at the date the warrants became exercisable). At a stockholder meeting on January 2, 2007, the stockholders approved the increase in authorized capital to 175 million shares and we amended our Articles of Incorporation accordingly. At that

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

time, we then had a sufficient number of authorized shares to potentially settle the warrants and the warrants were reclassified back to equity at their fair value on January 2, 2007, which is an amount of $869,000. We recorded a gain on derivative instruments during the year ended April 30, 2007, in the amount of $742,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as derivative liabilities and the date reclassified back to equity on January 2, 2007.

February 2007 Waiver Agreement

On February 19, 2007, we entered into a waiver agreement (the “Waiver Agreement”) with Cornell that, among other terms, waived certain deficiencies in compliance with (including our aforementioned inability to achieve effectiveness of a registration statement by the required date and our inability to achieve an increase to our authorized shares by the required date) and amended certain clauses of the 2006 Debenture transaction documents. In the Waiver Agreement, Cornell also agreed to provide funds to us in the amount of up to $2,000,000 by April 12, 2007, if we were unable to raise the funds from other sources. In return for the waivers granted, amendments to the transaction documents and commitment to provide additional funding under certain circumstances, we agreed to provide a one-time ratchet to the $7.00 warrant and the $8.00 warrant, each exercisable for 750,000 shares. The one-time ratchet will occur upon the first conversion by a holder of the 2006 Debentures and the exercise price of the aforementioned warrants will be automatically adjusted to the average of the two lowest daily VWAPs of our common stock during the five trading days prior to such conversion (to the extent that the new exercise price is lower than the then existing exercise price). Due to the waiver of certain deficiencies, we believe we are now in compliance with all obligations under the 2006 Debenture transaction documents and, accordingly, have classified the 2006 Debentures as a noncurrent liability.

Although the payment of contractually specified cash amounts was waived, the concession to allow a one-time ratchet granted to Cornell in the Waiver Agreement has a charge associated with it and, as such, we incurred a cost to obtain the waiver and other commitments by Cornell. Accordingly, we recorded a selling, general and administrative expense in the amount of $949,000 during the year ended April 30, 2007, related to this damages provision. The charge represents the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

Further, the Waiver Agreement provides that we must file a registration statement within 60 calendar days of receipt of written notification by the holder requesting that the registration statement be filed. This registration statement must include the total transaction shares unregistered at that time (or the maximum shares that may be registered as advisable by the SEC if less than the total transaction shares unregistered). After filing, we must use our best efforts to gain effectiveness of the registration statement within 45 days of filing. On February 21, 2007, Cornell provided written notification of their request that we file an additional registration statement within 60 days (by April 22, 2007). Subsequently and without the granting of any concessions by us, Cornell withdrew that request to file a registration statement.

April 2007 Document Amendment Agreement

On April 5, 2007, we entered into a document amendment agreement (“The Document Amendment Agreement”) with Cornell that resulted in four main changes to the 2006 Debentures:

•       Interest rate—the interest rate was adjusted from 6% throughout the life of the debenture to a tiered structure as follows: from April 9, 2007 thru April 8, 2008 at an annual rate equal to 13%,

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from April 9, 2008 thru October 8, 2008 at an annual rate equal to 11% and October 9, 2008 until the outstanding principal balance is paid in full at an annual rate equal to 7.75%.

•       Conversion limitation—the ability of Cornell to convert the 2006 Debentures is further limited such that Cornell is not be entitled to convert any amount of outstanding principal and/or interest under the 2006 Debentures without our written consent until after February 28, 2008, provided however that this limitation will not apply if either the average VWAPs of the our common stock for five consecutive trading days is $3.00 or greater or an Event of Default has occurred.

•       New Event of Default—we may be declared in default if the number of shares of common stock authorized, unissued and unreserved for all purposes is insufficient to pay principal under the 2006 Debentures.

•       Removal of potential net cash settlement provision—the original provision which would have allowed net cash settlement of a conversion of the 2006 Debenture conversion is stricken from the 2006 Debenture agreements in its entirety.

We first evaluated this transaction to determine whether or not debt extinguishment accounting should be applied. As a component of our evaluation, we reviewed EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments. These standards focus on the change to the present value of the cash flows under the existing debt structure and the new debt structure and also on the change to the fair value of or a substantive amendment to the embedded conversion feature within the convertible debenture. We concluded that the amended debenture agreement did not meet any of the aforementioned criteria which would require accounting for the transaction as a debt extinguishment. Next, we consulted EITF 06-07, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-07”). The abstract provides guidance on the accounting required when an embedded conversion feature no longer meets the bifurcation criteria of SFAS 133. As noted above, the embedded conversion feature associated with the 2006 Debentures was originally classified as a derivative liability. However, due to the approval by our stockholders in January 2007 of an increase in our authorized shares to 175,000,000 and due to the deletion of the net cash settlement provision in the 2006 Debentures which occurred in the Document Amendment Agreement, the embedded conversion feature no longer meets the bifurcation criteria in SFAS 133. As such, in accordance with SFAS 06-07 we reclassified the embedded conversion feature from derivative liabilities to equity in the amount of $2,881,000, the estimated fair value of the embedded conversion feature on April 5, 2007, the day upon which the bifurcation criteria in SFAS 133 was not longer met. Further, ETIF 06-07 notes that the debt discount recognized when the embedded conversion feature was originally bifurcated from the convertible debt should continue to be amortized.

April 2007 Debenture

Description and Initial Accounting

On April 10, 2007, we completed a private placement pursuant to which we issued to one accredited investor (Cornell) a 13% secured convertible debenture with a principal amount of $2,000,000 (the “April 2007 Debenture”), which remains outstanding in its entirety as of April 30, 2007, but offset by a discount of $336,000 for financial statement presentation. The April 2007 Debenture is convertible into

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of our common stock at the lesser of $5.00 (the “Fixed Conversion Price”) or 80% of the average of the two lowest daily VWAPs of our stock during the five trading days immediately preceding the conversion date (the “Market Conversion Price”). Additionally, the Fixed Conversion Price has a contractual one-time ratchet. The one-time ratchet will occur upon the first conversion of any convertible debenture held by Cornell (who currently holds both the 2006 Debentures as well as this April 2007 Debenture) whereby the Fixed Conversion Price will be automatically adjusted to the average of the two lowest daily VWAPs of our common stock during the five trading days prior to such conversion (to the extent that the new exercise price is lower than the then existing exercise price). The April 2007 Debenture matures on May 30, 2009. In addition to the debenture, we issued one warrant (the “April 2007 Debenture Warrant”) to purchase a total of 250,000 shares of our common stock at exercise prices of $5.00 per share. The warrant expires April 10, 2010 and contains (1) a one-time price ratchet equivalent to the aforementioned ratchet on the April 2007 Debenture and (2) a price ratchet whereby the warrant exercise price would be reduced to the effective price per share (or effective exercise price per share) of a subsequent equity sale, if lower than the then-existing exercise price. If a price ratchet occurred, there would be no change to the number of shares issuable under the warrant.

Additionally, the then-effective conversion price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the April 2007 Debenture agreement. Additionally, the Fixed Conversion Price will be reduced if we issue shares of stock or other instruments that are exchangeable into or convertible into common stock at an effective price less than the Fixed Conversion Price. The Fixed Conversion Price will be adjusted to mirror the conversion, exchange or purchase price at issue. Our issuance and exercise of options which are compensatory and pursuant to our stock option plans will not cause an adjustment under this provision.

Interest accrues on the outstanding principal balance at the annual rate of 13%. Interest is payable on May 30, 2009, in cash or shares of our common stock, at our option. At April 30, 2007, accrued interest expense on the April 2007 Debenture was $14,000. If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

We paid Cornell or its affiliates fees in the cumulative amount of $175,000 at the closing of the April 2007 Debenture transaction.

We are contractually required to seek stockholder approval of this transaction by no later than November 30, 2007, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 10 million shares upon conversion of the April 2007 Debentures and 250,000 shares for issuance upon exercise of the April 2007 Debenture Warrant.

The April 2007 Debenture and the April 2007 Debenture Warrant have certain limitations on our ability to issue shares to the holders of the instruments and impose certain limitations on Cornell’s ability to sell shares.

•       We are prohibited from issuing shares of our common stock to the holders of the April 2007 Debentures (upon conversion or payment of interest) and the April 2007 Debenture Warrants (upon exercise) if the issuance would result in Cornell beneficially owning more than 4.99% of our outstanding common stock (although Cornell can waive this provision upon more than 65 days notice to us).

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       Cornell is not entitled to convert any amount of outstanding principal and/or interest under the April 2007 Debenture without our written consent until after February 28, 2008, provided however that this limitation will not apply if either the average VWAPs of the our common stock for five consecutive trading days is $3.00 or greater or an Event of Default has occurred.

•       The maximum number of shares that may be issued upon conversion of the principal amount of the April 2007 Debentures is contractually limited to 10 million shares.

We have the right, after providing ten trading days advance written notice, to redeem in cash a portion or all amounts outstanding under the April 2007 Debenture prior to the Maturity Date provided the closing bid price of our common stock is less than $10.00 at the time the redemption notice is provided. If we exercise this redemption right, a redemption premium in the amount of 20% of the principal amount being redeemed will be due. During the ten day notification period, Cornell may elect to convert any portion or all of the outstanding 2006 Debenture amount.

The April 2007 Debenture Warrants are exercisable for cash only unless, after October 9, 2007, there is no effective underlying registration statement or if an Event of Default has occurred, at which point a holder can elect a cashless exercise. The then-effective warrant exercise price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the April 2007 Debenture Warrant agreement.

There is a freestanding registration rights agreement which imposes certain obligations to register the shares underlying the April 2007 Debenture and April 2007 Debenture Warrants. A discussion of the registration rights follows:

Initial registration statement—Upon a written demand from the holder, we are obligated to file the Initial Registration Statement, which registers 19.99% of our common stock then outstanding if the registration statement is filed prior to obtaining stockholder approval of the transaction or which registers 33% of the then outstanding shares of our common stock if the registration statement is filed subsequent to obtaining stockholder approval of the transaction. The Effectiveness Deadline is 120 days from receiving a written demand from the holder to commence registration.

Subsequent registration statement—We are obligated to file a Subsequent Registration Statement within 30 days of when we first know, or reasonably should have known, that any underlying shares not registered in the Initial Registration Statement can be registered without objection by the SEC. The Effectiveness Deadline is 60 days from when we first know, or reasonably should have known, we are obligated to file the registration statement.

Continued effectiveness—Once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, we are obligated to use our best efforts to keep the registration statement effective.

If we do not meet our registration and effectiveness obligation, we may be required to pay liquidated damages equal to 1% of the aggregate purchase price of the April 2007 Debenture each month we do not meet our obligations. We are not obligated to pay cumulative liquidated damages for more than a total of 12% of the aggregate purchase price of the April 2007 Debenture. We may elect to pay any liquidated damages in cash or shares of our common stock if registered. Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, other events, as defined in the April 2007 Debenture agreement, may also allow the holders to declare us in default. Remedies for an event of default include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due, to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.

So long as principal amounts are outstanding under the April 2007 Debentures, we have agreed to not sell capital stock or grant security interests which meet certain defined characteristics without the prior consent of Cornell. However, certain transactions defined as Excluded Securities are exempted from this prior consent provision. Excluded Securities include (1) securities issued in connection with a strategic partnership or joint venture, (2) securities issued as consideration for a merger or consolidation or the acquisition of a business, product, license or other asset of another person or entity, (3) options (priced not less than at the market) provided to employees within the first thirty days of employment, (4) securities issued pursuant to an approved stock plan, (5) up to 1,000,000 shares (priced not less than market) which may be issued as long as no registration rights are included and as long as not pursuant to a Form S-8 and (6) any other issuances to holders of other pre-existing securities if such issuances are provided for in the terms of such instrument.

The April 2007 Debenture is secured by individual security agreements with IVI, HSDC and PPSC as well as a pledge and escrow agreement related to our shares of Class A Common Stock of SenseIt.

We allocated the net proceeds received between the $2,000,000 April 2007 Debenture and the related warrants based on the relative fair value of each instrument. The $169,000 allocated to the warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the April 2007 Debenture. We evaluated the embedded conversion feature in the April 2007 Debentures in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that the feature does not meet the bifurcation criteria in SFAS 133.

The cumulative discount on the $2,000,000 April 2007 Debenture in the amount of $344,000 (arising from the allocation of a portion of the proceeds to the related warrants and the cash fee paid to Cornell) is being amortized to interest expense over the term of the April 2007 Debentures using the effective interest method at an effective interest rate of 9%. During the year ended April 30, 2007, $8,000 of discount was amortized to interest expense. In addition, we reviewed the April 2007 Debenture in accordance with EITF 00-27 for the existence of a beneficial conversion feature and determined that there is no beneficial conversion feature present at inception. However, the one-time price ratchet to the Fixed Conversion Price falls under the guidance of contingent conversion options. As the nature of the one-time price ratchet does not allow us to compute the number of shares which may be issued upon conversion if the one-time ratchet is activated, we cannot compute the amount of the beneficial conversion feature. Instead, when and if the one-time ratchet is activated, we will compute the incremental intrinsic value that results from the activation of the one-time ratchet and recognize any beneficial conversion feature at that time.

We capitalized $15,000 of legal fees as capitalized issuance costs and are amortizing the balance to amortization of debt issuance costs over the life of the April 2007 Debenture using the effective interest method.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disclosure

The following represents the scheduled maturities of long-term debt, excluding capital leases, for amounts on our balance sheet as of April 30, 2007 (in thousands):

Year ending April 30,	Book Value	Face Value
2008	$134	$134
2009	—	—
2010	8,634	18,000
2011	—	—
2012	—	—
Total	$8,768	$18,134

NOTE 10—COMMITMENTS AND CONTINGENCIES

As of April 30, 2007 we had commitments outstanding for capital expenditures of approximately $2,450,000, of which we cancelled subsequent to year end a $1,700,000 commitment related to one piece of semiconductor equipment.

Operating lease commitments

In April 2007, we renewed a month-to-month lease (at a rate of $3,077 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

We rent additional office and production facilities under operating leases expiring through September 2013. Rent expense for operating leases was $545,000, $468,000 and $308,000 for the years ended April 30, 2007, 2006 and 2005, respectively. Future minimum annual operating lease commitments as of April 30, 2007, are as follows (in thousands):

Year ending April 30,
2008	$368
2009	316
2010	229
2011	193
2012	199
Thereafter	293
Total	$1,598

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase commitment

In December 2003 we extended our production, marketing and sales agreement with our supplier of oxygen—18 through July 2010. The agreement originally required the purchase of certain quantities at prices to be determined as a percentage of the then prevailing market price. In June 2006, we renegotiated the pricing terms with our supplier to a fixed price negotiated annually in advance. Additionally, we have moved from the long-term purchase obligations in the plan to successive one-year purchase commitments set annually in advance, although due to the degradation in the market for oxygen—18, no contractual purchase amount was put in place for calendar year 2007. During the years ended April 30, 2007, 2006 and 2005, we made purchases under this agreement of $771,000, $2,638,000 and $3,380,000, respectively. This supplier contract was assumed by the buyer in the sale of the Life Sciences segment in June 2007. See Note 18.

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

NOTE 11—INCOME TAXES

Deferred tax assets (liabilities) are comprised of the following (in thousands):

	April 30,
	2007	2006
Deferred tax assets
Accruals and expenses deductible in future periods	$2,323	$4,094
Net operating loss and credit carryforwards	21,188	16,629
Total deferred tax assets	23,511	20,723
Valuation allowance	(23,511)	(20,723)
	—	—
Deferred tax liabilities
Amortization and depreciation	—	—
	$—	$—

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expense (benefit) consists of the following (in thousands):

Year Ended April 30,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	—	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total	$—	$—	$—

A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

	April 30,
	2007	2006	2005
Expected benefit at federal statutory rate	$(4,476)	$(10,996)	$(5,160)
State taxes net of federal benefit	(408)	(1,003)	(470)
Foreign income taxed at different rates	(4)	23	233
Warrant exercise tax deductions in excess of book expense	—	(29)	(1,277)
Debt conversion expense	—	2,457	—
Stock-based compensation	609	—	—
Gain on derivatives	(2,008)	—	—
Debt discount amortization	2,984	—	—
Other items	515	168	189
Change in valuation allowance	2,788	9,380	6,485
	$—	$—	$—

The federal net operating loss (“NOL”) carryforward of approximately $54,508,000 as of April 30, 2007, expires on various dates through 2027. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Chemotrade has a net operating loss carryforward of approximately $3,862,000. Under current German tax law, the carryforward is limited to 1 million Euros of net income in a given year without restriction. Any remaining loss can be offset against up to 60% of the net income exceeding the limit.

We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 12—EQUITY INSTRUMENTS ISSUED FOR SERVICES OR SETTLEMENT OF LITIGATION

In March 2006, we entered into a financial advisory services agreement with Harborview Capital Management LLC, whereby we issued 25,000 shares of restricted common stock (valued at $140,000 based on the market price of our common stock on the date of grant). The common stock was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of approximately ten months. During the years ended April 30, 2007 and 2006, we expensed $112,000 and $28,000, respectively, to selling, general and administrative expenses.

In September 2005, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant (valued at $152,000 using the Black-Scholes pricing model) to purchase 25,000 shares of common stock at $11.24 per share. The common stock warrant vested immediately, expires on September 8, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of one year. During the years ended April 30, 2007 and 2006, $51,000 and $101,000, respectively, was expensed to selling, general and administrative expenses. In May 2006, we granted Clayton Dunning Capital Partners, Inc. a common stock warrant (valued at $28,000 based on the market price of our common stock on the date of grant) to purchase an additional 12,500 shares of common stock at $4.20 per share. The common stock warrant vested immediately, expires on May 17, 2008 and the entire $28,000 was expensed to selling, general and administrative expenses during the year ended April 30, 2007. In March 2007, we granted Clayton Dunning Capital Partners, Inc. a common stock warrant (valued at $74,000 based on the market price of our common stock on the date of grant) to purchase an additional 100,000 shares of common stock at $1.65 per share. The common stock warrant vested immediately, expires on March 4, 2009, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of ten months. During the year ended April 30, 2007, $15,000 was expensed to selling, general and administrative expenses.

In September 2005, we entered into a consulting agreement with an individual to provide management services in our semiconductor products and services segment, whereby we issued a common stock warrant (valued at $75,000 using the Black-Scholes pricing model) to purchase 12,500 shares of common stock at $11.36 per share. The common stock warrant vested immediately, expires on August 16, 2007, and was recorded as prepaid consulting expense, to be amortized ratably over the expected service period of eight months. As of April 30, 2006, the entire $75,000 has been expensed to selling, general and administrative expenses. In August 2006, we granted the same individual a common stock warrant (valued at $20,000 based on the market price of our common stock on the date of grant) to purchase an additional 12,500 shares of common stock at $2.68 per share. The common stock warrant vested immediately, expires on July 31, 2008, and the entire $20,000 was expensed to selling, general and administrative expenses during the year ended April 30, 2007.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 7, 2004, we established HSDC, a wholly owned Delaware corporation to consolidate our efforts in the homeland security market. In connection with the establishment of HSDC, we created an advisory board which provided guidance and advice to HSDC in matters of technology, business and applications as we develop technologies and products for the homeland security marketplace. In November 2004 we issued 75,000 common stock warrants (valued at $669,000 using the Black-Scholes pricing model) to three newly hired advisory board members. The common stock warrants vested immediately, are exercisable at $16.00 per share, expire on November 1, 2007 and were expensed to selling, general and administrative expenses during the year ended April 30, 2005. In May 2005 (see the discussion of PPSC in Note 4) we acquired an entity owned in part by one of our advisory board members.

On October 22, 2003, we entered into a non-exclusive investment banking agreement with vFinance, Inc. (“vFinance”) whereby we issued a common stock warrant (valued at $369,600 using the Black-Scholes pricing model) to purchase 140,000 shares of our restricted common stock at $5.00 per share. The common stock warrant (which was exercised in its entirety during the year ended April 30, 2005) vested immediately, would have expired on April 30, 2006, and was considered full payment for services to be provided through June 30, 2004. The common stock warrant was expensed to selling, general and administrative expenses ratably over the eight-month period beginning November 1, 2003. We recognized expense of $92,000 during the year ended April 30, 2005.

On March 25, 2005, Prime International Equities, LLC (“the Plaintiff”) filed a complaint against us in the United States District Court for the District of Colorado (Civil Case No. 05-F-562 (BNB). On October 31, 2005, a settlement agreement was signed in which no liability or wrongdoing was admitted. In return for dismissal of the complaint, we paid the Plaintiff $50,000 and issued a common stock warrant (valued at $109,000 using the Black-Scholes pricing model) to purchase 30,000 shares of common stock at $9.60 per share. The expense associated with the common stock warrant was recorded as a selling, general and administrative expense during the year ended April 30, 2006, and the warrant expired unexercised on December 29, 2006.

NOTE 13—STOCKHOLDERS’ EQUITY

Expiration of Class B and C Warrants

On December 29, 2006, the publicly traded Class B and Class C common stock warrants expired.

Common Shares Authorized

On January 2, 2007, at a special meeting of stockholders, our stockholders approved an amendment to our Articles of Incorporation to increase our authorized capital from 75,000,000 shares of common stock to 175,000,000 shares. On January 2, 2007 we filed a Certificate of Amendment to our Articles of Incorporation increasing our authorized capital with the California Secretary of State. The amendment became effective on January 3, 2007.

Reverse Stock Split

On February 13, 2007, we effected a one-for-four reverse stock split of our common shares upon the filing of a Certificate of Amendment to our Articles of Incorporation with the California Secretary of State. The reverse stock split was approved by our stockholders in the special meeting of stockholders held on January 2, 2007. As a result of the reverse stock split, effective February 13, 2007, every four shares of our issued and outstanding common stock was automatically combined into one issued and outstanding

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to a fractional share received a whole share. The reverse split affected all of the holders of our common stock uniformly and did not affect any stockholder’s percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split. Any shares of our common stock or shares of common stock underlying options, warrants and convertible debentures were proportionately reduced and the exercise prices of any warrants or options and the conversion prices of any convertible debentures were proportionately increased by the reverse stock split. All impacted amounts included in the consolidated financial statements and notes thereto have been restated for the stock split.

Preferred Stock Authorized

Originally 10,000,000 shares of preferred stock were authorized for issuance, while as of April 30, 2007, there were 7,650,000 shares remaining which may be issued, including 2,500,000 shares designated as Series B Preferred Stock. As of April 30, 2007, there are no outstanding shares of any series of our preferred stock. The designation of rights, preferences, privileges and restrictions of the Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock were cancelled during the year ended April 30, 2007, by filing an amendment to our articles of incorporation with the California Secretary of State. The shares were returned to undesignated “blank check” preferred stock.

Series E Convertible Preferred Stock

On October 4, 2004 we completed a financing arrangement whereby we issued 33,000 shares of our Series E Convertible Preferred Stock (“Series E Stock”) and 153,500 common stock warrants to Asset Managers International, Ltd. (“AMI”) for $3,300,000. In addition, we paid AMI $251,000 in due diligence fees and related expenses. Each common stock warrant is exercisable for one share of common stock through October 4, 2007. One-half (76,750) of the common stock warrants had an exercise price of $4.96 per share while the remaining half (76,750) of the common stock warrants had an exercise price of $5.40 per share. As of April 30, 2007, common stock warrants exercisable for a total of 38,376 shares of common stock remain outstanding. During the year ended April 30, 2006, all 33,000 shares of Series E Stock were converted into 665,322 shares of common stock.

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

We allocated the proceeds received between the Series E Stock and related warrants based on the relative fair value of each instrument. In addition, in accordance with EITF 00-27 we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the convertible instrument. As a result, we determined that the value of the beneficial conversion feature (based upon a $4.96 conversion price) contained in our Series E Stock to be $1,206,000, which has been reported as a deemed dividend on preferred stock for the year ended April 30, 2005.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series D Convertible Preferred Stock

On April 5, 2004 we completed a financing arrangement whereby we issued 32,950 shares of our Series D Convertible Preferred Stock (“Series D Stock”) and 150,000 common stock warrants to accredited investors who are affiliated with Mercator Advisory Group, LLC (“MAG”) for $3,295,000. In addition, we paid MAG $230,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 600,000 shares of our common stock. The common stock warrants, which were exercisable for one share of common stock for between $4.40 and $5.20 per share, were exercised in their entirety during the year ended April 30, 2005. During the year ended April 30, 2005, 32,150 shares of Series D Stock were converted into 730,862 shares of common stock. During the year ended April 30, 2006, the remaining 800 shares of Series D Stock were converted into 18,182 shares of common stock.

Series C Convertible Preferred Stock

On January 27, 2004 we completed a financing arrangement whereby we issued 22,000 shares of our Series C Convertible Preferred Stock (“Series C Stock”) and 50,000 common stock warrants to accredited investors who are affiliated with MAG for $2,200,000. In addition, we paid MAG $200,000 in due diligence fees and related expenses and issued them a common stock warrant to acquire 56,926 shares of our common stock. Each common stock warrant (which were exercised in their entirety during the year ended April 30, 2006) issued in this transaction was exercisable for one share of common stock at $5.00 per share. During the year ended April 30, 2005, the remaining 9,000 shares of Series C Stock were converted (at $3.80 per share) into 236,842 shares of common stock.

Series A Convertible Preferred Stock

The Series A Stock originally consisted of 1,830,000 shares issued with a liquidation preference of $6.00 per share. During the year ended April 30, 2005, 957,000 shares of Series A Convertible Preferred Stock (“Series A Stock”) were converted into 478,500 shares of common stock. On August 9, 2005, we redeemed the remaining 6,666 outstanding shares of the Series A Stock. As a result, the holder no longer is able to convert the shares and the rights and preferences associated with the Series A Stock have been terminated. The holder is entitled to receive $1.50 for each share of the Series A Stock, an amount of approximately $10,000.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

We have issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, our IPO, services, legal settlements and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2004	2,206,328	$5.40
Warrants issued for services	75,000	16.00
Warrants issued in connection with financings	551,975	19.48
Exercised	(1,464,675)	5.00
Expired	(17,500)	12.00
Outstanding, April 30, 2005	1,351,128	$12.12
Warrants issued for services	37,750	11.28
Warrants issued for legal settlement	30,000	9.60
Class C warrants issued in connection with exercise of Class B warrants	90,503	10.00
Exercised	(258,128)	5.36
Expired	—	—
Outstanding, April 30, 2006	1,251,253	$13.28
Warrants issued for services	125,000	2.01
Warrants issued due to ratchet of pre-existing warrants	1,593,900	5.00
Warrants issued in connection with financings or capital lease	2,281,250	6.62
Exercised	—	—
Expired	(696,903)	6.81
Outstanding, April 30, 2007	4,554,500	$5.97

The outstanding warrants as of April 30, 2007, are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price(1)	Expiration Date
Warrants issued with 8% Debentures	1,992,375	$5.00	02-24-2008
Warrants issued with 2006 Debentures	2,000,000	6.88	05-30-2009
Warrants issued with April 2007 Debentures	250,000	5.00	04-09-2009
Other Warrants	312,125	7.20		(2)
	4,554,500	$5.97

(1)          Certain warrants issued in financing transactions have provisions by which the exercise price may be adjusted. See Note 9 for further detail.

(2)          The other warrants expire at various dates between July 2007 and November 2009.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Extension of Warrant Expiration Dates

In June 2005, we extended the expiration dates of our Class B Warrants and Class C Warrants from December 31, 2005, to December 29, 2006, via an amendment to the Warrant Agreement. There were no other changes made to the terms and conditions of the Warrant Agreement. Accordingly, in the first quarter of our year ended April 30, 2006, we recorded a non-cash charge in the statement of operations in the amount of approximately $300,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

On December 29, 2005, we extended the expiration date of certain warrants to purchase 58,125 shares of common stock at an exercise price of $5.00. The expiration date of the warrants was extended from December 31, 2005, to December 29, 2006. There were no other changes made to the terms and conditions of the warrant agreements. During the year ended April 30, 2006, we recorded a non-cash operating expense in the statement of operations in the amount of approximately $213,000, such charge representing the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

NOTE 14—STOCK-BASED COMPENSATION, STOCK OPTION AND STOCK PURCHASE PLANS

Stock-based Compensation

On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended April 30, 2007, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Options currently granted to employees generally expire five or ten years from the grant date and vest over a three year period, with 25% of the stock option vesting immediately and 25% vesting on the anniversary date of the grant date for each of the subsequent three years. Options currently granted to external members of our Board of Directors generally expire five years from the grant date and vest immediately. As of April 30, 2007, we have 251,000 shares issuable under the 2005 Stock Option Plan and 250,000 shares issuable under the 2007 Restructuring Equity Plan (see further discussion regarding this plan in a subsequent section of this footnote). The Directors’ Stock Option Plan does not have an explicit cap as to the number of shares issuable under the plan. It is our current policy to issue new shares out of our authorized but unissued shares upon exercise of a stock option by a holder.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total stock-based compensation expense resulting from stock options included in our consolidated statements of operations (in thousands):

Year ended April 30, 2007
Cost of revenues	$73
Selling, general and administrative	3,249
Research and development	8
Stock-based compensation expense before income taxes	3,330
Income tax benefit	—
Total stock-based compensation expense after income taxes	$3,330

Net cash proceeds from the exercise of stock options were $0, $354,000 and $111,000 for the years ended April 30, 2007, 2006 and 2005, respectively. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. We have not realized excess tax benefits in any period presented. There was no share-based compensation cost capitalized as part of an asset as of April 30, 2007.

We previously accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, and provided pro forma disclosure required by those statements, as if the fair value based method defined in SFAS 123 had been applied. The respective exercise prices of stock options granted were equal to the market price of our common stock on the respective dates of grant. Accordingly, no share-based compensation, other than for instruments issued to outside parties for services, was recognized in our consolidated financial statements in prior periods. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share attributable to common stockholders if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share data):

	Year Ended April 30,
	2006	2005
Net loss attributable to common stockholders, as reported	$(32,442)	$(16,515)
Add: stock-based compensation costs included in reported net loss, net of tax effects	245	709
Deduct: Total stock-based compensation Expense determined under fair value based method for all awards, net of related tax effects	(1,362)	(1,759)
Adjusted net loss attributable to common stockholders	$(33,559)	$(17,565)

	Year Ended April 30,
	2006	2005
Basic and diluted net loss per share attributable to common stockholders:
As reported	$(4.00)	$(2.95)
Adjusted	$(4.14)	$(3.14)

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation recognized for the year ended April 30, 2007, as a result of the adoption of SFAS 123(R) as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123(R) use the Black-Scholes option pricing model for estimating fair value of options granted under our equity incentive plans. The following table sets out the weighted-average assumptions used for calculating the fair value of options granted during the years ended April 30, 2007, 2006 and 2005, respectively:

	Year ended April 30,
	2007	2006	2005
Expected life (in years)	5.7	4.7	4.7
Interest rate	5.0%	4.0%	4.0%
Volatility	85%	100%	100%
Dividend yield	—	—	—

Expected volatility is based on historical volatility for a period at least equal to the expected life of the option under evaluation. The expected life of an option is calculated using the simplified calculation of expected life, described in the SAB No. 107. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option activity for the year ended April 30, 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2004	436,412	$5.56
Granted	352,500	10.80
Exercised	(23,250)	4.76
Canceled	(54,000)	11.44
Outstanding, April 30, 2005	711,662	$7.72	6.2	$1,264,000
Granted	131,250	8.52
Exercised	(104,779)	3.36
Canceled	(4,650)	8.76
Outstanding, April 30, 2006	733,483	$8.48	6.2	$193,000
Granted	255,750	4.25
Exercised	—	—
Canceled	(588,233)	8.42
Outstanding, April 30, 2007	401,000	$5.90	6.6	$—
Exercisable, April 30, 2007	261,875	$6.35	5.5	$—
Expected to vest, April 30, 2007	54,151	$5.17	8.6	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last day of the respective fiscal year and the exercise price, multiplied by the number of respective shares) that would have been received by the option holders had all option holders exercised their options on April 30, 2007, 2006 and 2005, respectively. This amount

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

changes based on the fair market value of our common stock. Total intrinsic value of options exercised was $0, $534,000 and $406,000 for the year ended April 30, 2007, 2006 and 2005, respectively.

The weighted average grant-date fair value of options granted during years ended April 30, 2007, 2006 and 2005, were $3.01, $6.28 and $8.16, respectively. As of April 30, 2007, $231,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.8 years.

Management Changes and Related Stock-Based Compensation

In February 2007, we entered into a Settlement Agreement and Mutual Release with both (a) the former chief executive officer, president and chairman of the Board of Directors and (b) the former senior vice president and vice chairman of the Board of Directors whereby the individuals resigned those positions, terminated their employment contract with us, and accepted specified cash-based and stock-based remuneration (consisting of an aggregate 450,000 shares of common stock from the 2005 Stock Option Plan) for continuing employment as non-officer, non-director, consulting employees.  Concurrently, the individuals forfeited their existing 217,188 outstanding stock options. The common stock received was valued at $859,000 and resulted in an accounting charge of $726,000, which represents the excess of the fair value of the common stock granted over the fair value of the stock options surrendered. Additionally, the unamortized expense associated with the stock options surrendered was $857,000 and this amount has been also recognized as an expense. Both expense amounts were expensed to selling, general and administrative expense in our consolidated statement of operations for the year ended April 30, 2007.  Additionally, as of April 30, 2007, there is an accrued liability in the amount of $338,000 related to non-stock-based compensation for the aforementioned individuals.

Subsequent to the resignation of the aforementioned executives, the Board of Directors appointed the chief executive officer of our 90% owned SenseIt subsidiary as the new Chairman of the Board and entered into an employment agreement with the individual. The individual was granted stock options to purchase 2.25 million shares of our common stock (from the 2007 Restructuring Equity Plan—see subsequent discussion in this footnote), vesting between the date the employment agreement was signed and April 30, 2009. Additionally, changes in position were made with certain individuals of the remaining management team.  These individuals forfeited their existing 185,207 outstanding stock options, which resulted in an accounting charge in the amount of $283,000 which is included in the heading “selling, general and administrative” in our consolidated statement of operations for the year ended April 30, 2007. Concurrently, these individuals were granted cumulative stock options to purchase 1.0 million shares of our common stock (from the 2007 Restructuring Equity Plan), such shares vesting upon grant.

Stock Option and Purchase Plans

2005 Stock Option Plan

The 2005 Stock Option Plan authorized the grant to our key employees, officers, consultants or advisors of incentive and nonqualified stock options to purchase shares of our authorized but unissued common stock. The maximum number of shares of our common stock available for issuance under this plan as of April 30, 2007, was 875,000 shares, of which 174,000 common stock options and 450,000 shares of common stock were then issued (with 251,000 shares remaining available for issuance). The exercise period shall not exceed ten years from the date of grant or three months following the date of termination of employment, whichever occurs earlier. The option price shall not be less than the fair market value of

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the common stock on the date of grant. In May 2007, the Board approved a resolution increasing the shares available for issuance to 2,875,000, an increase of 2,000,000 shares. Any options granted from this increased allotment will not be exercisable until approved by our stockholders and we expect to include the proposal to approve this plan as an item to be considered at our next annual meeting of stockholders expected to be held in November 2007.

2007 Restructuring Equity Plan

In February 2007, the Board of Directors approved a new stock option plan, the 2007 Restructuring Equity Plan (the “2007 Plan”), which authorizes the grant to our key employees, officers, consultants or advisors of incentive and nonqualified stock options to purchase shares of our authorized but unissued common stock. The maximum number of shares of our common stock available for issuance under this plan is 3.5 million shares, of which 3.25 million have been issued under stock option agreements with employees, as disclosed previously in this footnote. The 2007 Plan will not be effective until approved by our stockholders and we expect to include the proposal to approve this plan as an item to be considered at our next annual meeting of stockholders expected to be held in November 2007. Under SFAS 123(R), a stock option is not considered granted for accounting purposes until stockholder approval is obtained (unless such approval is deemed a formality, which is not the case for the 2007 Plan). As such, no expense has been recognized in the consolidated financial statements for the year ended April 30, 2007. When and if the 2007 Plan is approved by the stockholders, we expect a significant stock-based compensation charge to be incurred based on the fair value of the stock options on the date of stockholder approval. As of April 30, 2007, the 3.25 million shares issued under stock option agreements include 1.5 million which have vested, have a weighted average exercise price of $1.82, a weighted average remaining useful life of 4.8 years and an aggregate intrinsic value of $0.

1996 Stock Option Plan

The 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expire ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2007, there remain 20,000 options outstanding and zero shares are available for grant under the 1996 Stock Option Plan. The outstanding shares expire on July 31, 2007.

Directors’ Stock Option Plan

The 1998 Directors’ Plan provides that each person serving as a member of the Board, who is not an employee of ours, receive options to purchase 5,000 shares of common stock when such person accepts a position as a director and to receive an additional option to purchase 5,000 shares when such person is re-elected as a director provided such person is not an employee of ours at the time of election. The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors’ plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options’ termination. As of April 30, 2007, options to purchase a total of 57,500 shares were outstanding under the directors’ plan.

In July 2007, the Board of Directors approved a new stock option plan, the 2007 Non-Employee Directors Stock Option Plan (the “2007 Directors Plan”), which will replace the 1998 Directors’ Plan commencing immediately upon approval by the stockholders for directors elected or appointed at or after

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the meeting at which this 2007 Directors Plan is approved by the shareholders. We expect to include the proposal to approve this plan as an item to be considered at our next annual meeting of stockholders expected to be held in November 2007. In order to attract and retain qualified Board members, the shares issuable to Board members will be changed upon approval to the following:  each non-employee person serving as a member of the Board will receive options to purchase 50,000 shares of common stock when such person accepts his position as a director and to receive an additional option to purchase 50,000 shares when such person is re-elected as a director. Further, (1) each non-employee director who serves as chair of the compensation committee or the audit committee of the Board shall automatically be granted an option to purchase 10,000 shares of common stock on the date on which the person becomes chair of such committee and expresses his or her intention to serve in that capacity for at least one year following such appointment and (2) each non-employee director who serves as chair of the Board shall automatically be granted an option to purchase 50,000 shares of common stock on the date on which the person becomes chair of the Board and expresses his or her intention to serve in that capacity for at least one year following such appointment. The exercise price for the options is the quoted market price on the date of grant and the options are exercisable for five years from such date. The options granted under the directors’ plan vest immediately. In the event a director resigns or is not re-elected to the Board, failure to exercise the options within three months results in the options’ termination. The maximum number of shares of our common stock available for issuance under this plan, if and when approved, is 1.5 million shares.

Executive and Incentive Stock Option Plans

In November 1996 (and modified subsequently), the Board of Directors adopted the Executives’ Incentive and Incentive Stock Option Plans authorizing the granting of up to 250,000 and 125,000 incentive and nonqualified stock options, respectively, to our key employees, directors or consultants. Effective November 13, 2001, our stockholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 500,000 and 250,000, respectively. Incentive stock options are granted at a price not less than fair market value, and nonqualified stock options are granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over four to five years and expire five to ten years after the date of grant. In April 2005, the Board of Directors terminated the Executives’ Incentive and Incentive Stock Option Plans. As of April 30, 2006, options to purchase a total of 150,000 shares remain outstanding and zero shares are available for grant under the Executive’s Incentive and Incentive Stock Option Plans. The outstanding shares expire at various dates through October 2014.

Employee Stock Purchase Plan

The employee stock purchase plan reserved 200,000 shares of our common stock for sale to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares were purchased by the participants at 85% of the lower of the fair market value of our common stock at the beginning or the end of the offering period. As of April 30, 2007, 22,860 shares have been issued under the plan. As of May 1, 2006, the Employee Stock Purchase Plan was terminated.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—EMPLOYEE BENEFIT PLAN

We contribute to a multi-employer retirement savings plan qualified under section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan, covering substantially all of our non-PPSC employees. Our contributions to the plan aggregated approximately $88,000, $104,000 and $82,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

NOTE 16—BUSINESS SEGMENT, GEOGRAPHIC, CUSTOMER AND PRODUCT INFORMATION

Segment information

We currently have three reportable segments: homeland security products, security services and semiconductor products and services. Our homeland security products segment includes both the marketing and development of our Ion Mobility Spectroscopy (“IMS”) technology and, through our
90%-owned subsidiary (SenseIt, see Note 6), the development of next-generation infrared imaging and night vision technology through our Development & Licensing Agreement with Lucent Technologies, Inc. Our security services segment provides security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation, which was acquired in May 2005. Our semiconductor products and services segment provides 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry. Our segments are strategic business units, each of which consists of similar products or services. They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers. Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and the assets of our former life sciences operation which is now categorized as discontinued operations. Prior period amounts have been reclassified to conform to current period presentation.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information by segment is set forth below (in thousands):

	As of and for the Year Ended
	April 30,
	2007	2006	2005
Segment revenues from external sources:
Homeland security products	$28	$35	$—
Security services	14,682	12,814	—
Semiconductor products and services	13,021	5,731	2,692
Total	$27,731	$18,580	$2,692
Segment operating (loss) income
Homeland security products	$(6,664)	$(5,989)	$(1,728)
Security services	(425)	(24)	—
Semiconductor products and services	326	(5,151)	(6,484)
Reconciling amounts(1)	(8,785)	(4,499)	(3,744)
Total	$(15,548)	$(15,663)	$(11,956)
Total assets:
Homeland security products	$1,943	$1,300
Security services	6,127	5,992
Semiconductor products and services	9,068	7,027
Reconciling amounts(2)	1,822	3,544
Total	$18,960	$17,863

(1)          Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors’ compensation.

(2)          Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items as well as the assets of our former life sciences business which is now categorized as discontinued operations.

Geographic information

We currently have no significant operations outside the United States. A summary of our net assets by geographic area is presented below (in thousands):

	As of April 30,
	2007	2006	2005
Net assets:
United States	$3,445	$2,077	$8,861
Germany	110	566	727
Total	$3,555	$2,643	$9,588

Due to the reclassification of our life sciences business as discontinued operations, both reported revenues attributed to foreign countries and long-lived assets located in foreign countries is not material. See Note 18 for more information.

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customer Information

Three customers (Qimonda Richmond, LLC (formerly Infineon Technologies Richmond), Foot Locker Retail, Inc. and Citicorp North America, Inc.) accounted for approximately 21%, 14% and 11% of revenues, respectively, for the year ended April 30, 2007. Three customers (Foot Locker Retail, Inc., Qimonda Richmond, LLC and Consolidated Edison Company) accounted for approximately 22%, 13% and 12% of revenues, respectively, for the year ended April 30, 2006. Two customers (Infineon Technologies Richmond and SEH America, Inc.) accounted for approximately 24% and 11% of revenues, respectively, for the year ended April 30, 2005. As of April 30, 2007, three customers (Qimonda Richmond, LLC, Micron Technology, Inc. and Silicon Wafer Enterprises, LLC) accounted for approximately 28%, 13% and 10%, respectively, of total net accounts receivable. As of April 30, 2006, two customers (Qimonda Richmond, LLC and Citicorp North America, Inc.) accounted for approximately 14% and 11%, respectively, of total net accounts receivable. A decision by a significant customer to substantially decrease or delay purchases from us or an inability to collect significant amounts owed to us could have a material adverse effect on our consolidated financial condition and results of operations.

Product Information

Our product classes comprise revenues from: (1) homeland security products which consist of IMS-based products and (2) semiconductor products which consist of test wafers and custom wafer products to the semiconductor industry. Our services classes comprise revenue from: (1) homeland security services which consist predominately of security guard services and (2) semiconductor services which consist of silicon wafer reclaim, wafer thinning and custom wafer services for the semiconductor industry. A summary of revenues for these similar classes or products and services is presented below (in thousands):

	For the Year Ended
	April 30,
	2007	2006	2005
Homeland security products	$28	$35	$—
Semiconductor products	6,485	2,850	1,448
Total products revenues	$6,513	$2,885	$1,448
Homeland security services	$14,682	$12,814	$—
Semiconductor services	6,536	2,881	1,244
Total services revenues	$21,218	$15,695	$1,244

NOTE 17—RELATED PARTY TRANSACTIONS

PPSC leased premises partially owned by a former owner who is a current employee of PPSC. The lease term was originally for the four-year period ended May 15, 2009, however the lease was amended from a fixed term to a month-to-month term and increased the monthly base rent to $4,500 per month. Additionally, we reimbursed the landlord 80% of the costs incurred by the landlord for taxes, maintenance of common areas and fire and hazard insurance as well as the entire amount of the premium incurred for rental loss insurance. This lease was terminated effective August 31, 2006. We paid $16,000 and $48,000 under this lease during the years ended April 30, 2007 and 2006, respectively.

On January 1, 2002, we entered into a one-year consulting agreement with HS-Consult GmbH (“HSC”) primarily to assist Chemotrade in buying and selling isotope products. HSC primarily consists of the former managing director of Chemotrade and an additional former key employee of Chemotrade. The

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

initial consulting agreement expired on December 31, 2002 and required a monthly payment of 5,500 Euros (approximately $7,000) for the services to be provided. The consulting agreement was renewed for terms of one year on January 1, 2005, and 2004 and required monthly payments of 5,500 Euros. The consulting agreement was not subsequently renewed upon its expiration on December 31, 2005.

NOTE 18—DISCONTINUED OPERATIONS

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

	For the Year Ended
	April 30,
	2007	2006	2005
Revenues	$1,803	$5,136	$7,413
Pretax loss	$(224)	$(960)	$(2,153)

In accordance with SFAS 144, the life sciences operation has been classified as a disposal group held for sale and has been presented as a discontinued operation in the consolidated financial statements and footnotes thereto. Prior year financial statements have been restated to present the operations of the life sciences disposal group as a discontinued operation. We evaluated the carrying amount of the life sciences disposal group and determined that the recording of a loss for impairment was not warranted. The assets and liabilities of the discontinued operation are presented separately under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively, in the consolidated balance sheets, and consist of the following (in thousands):

	As of April 30,
	2007	2006	2005
Assets of discontinued operations:
Cash	$110	$531	$608
Accounts receivable	25	344	518
Inventory	66	447	1,073
Property and equipment, net	228	292	187
Other assets	62	99	46
Total	$491	$1,713	$2,432
Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$33	$14	$212
Note payable	39	47	—
Total	$72	$61	$212

Goodwill related to the life sciences reportable segment resulted from the acquisition of Chemotrade in 1998 and was tested for impairment annually in our fiscal fourth quarter. Due to significant market pricing pressures on certain products (including oxygen—18) in the life sciences segment and to changes to other strategic initiatives, the cash flow forecast for the life sciences reportable segment was revised downward from prior forecasts to a lower positive cash flow level. In April 2005, we determined that the

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1,807,000 of goodwill associated with this business segment had been impaired and the entire goodwill amount was written off to impairment of goodwill and intangible assets. The fair value of the reporting unit was estimated using the expected present value of future cash flows.

In June 2007, we completed the sale of the assets (excluding cash, accounts receivable and inventory) of the life sciences business for consideration of $850,000 in cash (net proceeds of approximately $700,000 after retirement of debt and expenses of the sale). We have not yet completed the accounting for the sale of the business.

NOTE 19—QUARTERLY DATA (UNAUDITED)

The following tables contain selected unaudited consolidated statement of operations data for each quarter in the fiscal years ended April 30, 2007, and 2006 (in thousands, except per share amounts). Amounts presented below for all periods prior to the three months ended January 31, 2007, will diverge from amounts reported in the respective Form 10-Q or Form 10-QSB for each respective period due to (1) the classification of the former life sciences business as held for sale during the three months ended January 31, 2007 and (2) the one-for-four reverse stock split effected on February 13, 2007. See Notes 18 and 13, respectively, for additional information.

Year ended April 30, 2007

	Three months ended
	July 31, 2006	October 31, 2006		January 31, 2007		April 30, 2007
Revenues	$6,786		$7,255		$6,535	$7,155
Gross margin	$1,219		$1,797		$1,396	$1,509
Loss from continuing operations	$(2,408)		$(3,553)		$(2,290)	$(4,690)
Income (loss) from discontinued operations, net of income tax	$36		$(48)		$(87)	$(125)
Net loss	$(2,372)		$(3,601)		$(2,377)	$(4,815)
Net loss attributable to common stockholders	$(2,372)		$(3,601)		$(2,377)	$(4,815)
Net loss per share—basic and diluted(1):		$		$		$
Continuing operations	$(0.21)		$(0.30)		$(0.19)	$(0.37)
Discontinued operations	$0.00		$(0.00)		$(0.01)	$(0.01)
Attributable to common stockholders	$(0.21)		$(0.31)		$(0.20)	$(0.38)
Weighted average common shares outstanding	11,367	11,669		11,962		12,592

Isonics Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended April 30, 2006

	Three months ended
	July 31, 2006	October 31, 2006		January 31, 2007		April 30, 2007
Revenues	$3,477		$4,213		$5,260	$5,630
Gross margin	$(387)		$(179)		$334	$803
Loss from continuing operations	$(5,028)		$(5,192)		$(7,371)	$(13,790)
Loss from discontinued operations, net of income tax	$(144)		$(60)		$(290)	$(466)
Net loss	$(5,172)		$(5,252)		$(7,661)	$(14,256)
Net loss attributable to common stockholders	$(5,238)		$(5,287)		$(7,661)	$(14,256)
Net loss per share—basic and diluted(1):		$		$		$
Continuing operations	$(0.71)		$(0.67)		$(0.91)	$(1.46)
Discontinued operations	$(0.02)		$(0.01)		$(0.04)	$(0.05)
Attributable to common stockholders	$(0.74)		$(0.69)		$(0.95)	$(1.51)
Weighted average common shares outstanding	7,117	7,717		8,105		9,472

(1)          Net loss per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual per share information.

NOTE 20—SUBSEQUENT EVENTS

Certain events occurring subsequent to April 30, 2007, are discussed within other notes to the consolidated financial statements.

Capital Lease

In May 2007, we entered into a capital lease to finance two pieces of equipment to be used in production by our semiconductor products and services segment. The lease is in the amount of approximately $630,000, bears a nominal interest rate of 16%, has a term of 36 months and includes a bargain purchase option whereby we have the right subsequent to the expiration of the lease term to purchase the asset under lease for no more than 5% of the original equipment cost. Additionally, we issued the lessor a common stock warrant to purchase 40,000 shares of common stock at $1.50 per share. The common stock warrant vested immediately, expires on May 28, 2010, and will be amortized to interest expense over the term of the lease.