Form 10-K/A
period 2007-04-30
ISONICS CORP
filed 2007-08-28
CIK 1023966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended April 30, 2007, as filed with the Securities and Exchange Commission on July 30, 2007. Because we will not file our definitive proxy statement by August 28, 2007, the 120th day after the end of our last fiscal year, parts of the definitive proxy statement will not be incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of our Annual Report on Form 10-K. The purpose of this Amendment is to provide the information required by Part III of Form 10-K. The remainder of the information contained in our Annual Report for the year ended April 30, 2007, on Form 10-K is not amended hereby and remains as set forth in the original filing.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of all the Directors and Executive Officers of Isonics, and the positions held by each such person as of April 30, 2007. Each of the directors holds office until the next annual meeting of shareholders and until his successor is elected and qualified or until his earlier death, resignation, or removal. Each officer serves at the discretion of the Board.

Except for Mr. Toffales, as described below, no arrangement exists between any of our executive officers or directors pursuant to which any one of those persons was elected to such office or position.

Name	Age	Position
John Sakys	38	Chief Executive Officer, Chief Operating Officer and President
Christopher Toffales	55	Chairman of the Board
Kenneth J. Deane	37	Chief Financial Officer, Vice President and Secretary
Greg Meadows	44	Vice President of Business Operations and Corporate Controller
Joanna Lohkamp	42	Chief Operating Officer and General Manager of the Semiconductor Division
Richard H. Hagman(1)(2)	60	Director
Richard Parker*(1)(2)	63	Director
Russell W. Weiss**(1)(2)	60	Director
C. Stewart Verdery, Jr.(2)	40	Director

*                    Mr. Parker has requested to not be nominated to stand for re-election to our Board and therefore will cease serving as a director, and as a member of all committees of the Board of Directors, at the conclusion of our next annual meeting of shareholders.

**             Mr. Weiss has notified us that he is contemplating requesting to not be nominated to stand for re-election to our Board. If he does request to not be nominated to stand for re-election to our Board, he will cease serving as a director, and as a member of all committees of the Board of Directors, at the conclusion of our next annual meeting of shareholders.

(1)          Currently a member of the Audit Committee.

(2)          Currently a member of the Compensation Committee, Nominating Committee and Management Development Committee.

John Sakys joined us in May 2001 as Controller. He was promoted to Vice President, Chief Financial Officer effective September 3, 2001, and effective February 14, 2007 Mr. Sakys was promoted to President, interim Chief Executive Officer, and Chief Operating Officer. From September 2000 to April 2001 Mr. Sakys was controller of AuraServ Communications. From July 1998 to September 2000 Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998 Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelors degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara and is a Certified Public Accountant.

Christopher Toffales joined us in February 2007 as Chairman of the Board of Directors. Mr. Toffales has been President and Director of CTC Aero, LLC, a defense advisory consulting firm, since 2003. Since August 2004 Mr. Toffales has served as a director of Irvine Sensors Corporation (“Irvine Sensors”) of Costa Mesa, California. Irvine Sensors (Nasdaq: IRSN) has a class of securities registered under section 12 of the Exchange Act of 1934, and is involved in the design, development, manufacture and sale of miniaturized vision systems and electronic products for defense, security and commercial applications. From January 2004 to February 2007 he served as a director and Vice Chairman of Communications of Power Industries, Inc. a provider of military and commercial electronic products and its parent CPI International, Inc. (Nasdaq: CPII). From 1999 to 2003, Mr. Toffales was a Senior Vice President of DRS Technologies, Inc., a supplier of military electronics systems (including infrared imaging systems), and also served as President of DRS Technologies Systems Company, a subsidiary of DRS Technologies. From 1998 to 1999, Mr. Toffales was Vice President for Business Development of Lockheed Martin Fairchild Systems, an aerospace and defense firm. Prior to these positions, Mr. Toffales held various officer level positions at Lockheed Martin Corporation and Loral Fairchild Systems, both of which are aerospace and defense firms. Mr. Toffales holds a B.S. in Electrical Engineering from City College of New York.

In February 2007, we entered into an employment agreement with Mr. Toffales to serve as the Chairman of our Board of Directors.  Pursuant to his employment agreement we agreed to pay Mr. Toffales  $10,000 per month, and granted him options to purchase 2,250,000 shares of Isonics common stock (exercisable at $1.76 per share for a five year period) from the 2007 Restructuring Equity Plan, which options are subject to shareholder approval.

Kenneth J. Deane joined us in April 2005 as our Director of Financial Reporting. Effective February 14, 2007 Mr. Deane was promoted to Chief Financial Officer, Vice President and Corporate Secretary. From March 1999 to March 2005 Mr. Deane was employed by Sun Microsystems, Inc., holding the position of senior finance manager immediately prior to departing the company. From September 1993 to January 1999 Mr. Deane was employed by Deloitte & Touche LLP, holding the position of audit manager immediately prior to departing the entity. Mr. Deane received his Bachelor of Science and Masters degrees in accounting from the University of Florida and is a Certified Public Accountant.

Greg Meadows joined us in March 2004 as our Corporate Controller. Effective February 14, 2007 Mr. Meadows was promoted to Vice President of Business Operations, and still serves as our Corporate Controller. Prior to working for Isonics, Mr. Meadows served as treasurer of Sage Telecommunications for two years. Prior to working with Sage Telecommunications, Mr. Meadows served as the controller of the construction division of Western Integrated Networks for two years. Mr. Meadows holds a bachelor of science degree from Colorado State University and is a Certified Public Accountant.

Joanna Lohkamp joined Isonics as Acting Chief Operating Officer and General Manager of the semiconductor division in June 2005 as an independent contractor. Ms. Lohkamp has been President and Founder of Sound Business Solutions, Inc., a management consulting company, since 2004. From 1991 until 2003, Ms. Lohkamp worked at Intel Corporation in a variety of leadership positions including finance, human resources, marketing operations, strategic capacity planning, and mergers & acquisitions. Ms. Lohkamp received a Bachelors degree in International Relations from Stanford University and a Masters of Business Administration from the Haas School of Business at University of California, Berkeley. Ms. Lohkamp’s contract as COO with our semiconductor division expires in September 2007.

Russell W. Weiss has served as a director since January 2004. Mr. Weiss had 37 years of experience in the Semiconductor Industry before he retired from KLA-Tencor in January 2007. He is currently President of Ascot Consulting Group. His last position with KLA-Tencor was Vice President and General Manager of the worldwide Sales Operations. From April 2002 through February 2003, Mr. Weiss was President and Representative Director of KLA-Tencor Japan Ltd. From 1996 through April 2002, Mr. Weiss held various positions with KLA-Tencor. From 1991-1996 Mr. Weiss held various positions with Schlumberger with the most recent being Vice President and General Manager of Schlumberger ATE test equipment division. Mr. Weiss received his BSEE from Missouri University and his MBA from Babson College.

Richard H. Hagman, Ph.D., has served as a director and a member of our Audit Committee since July 2005. From 2001 to the present, and from 1994 through 1998, Dr. Hagman has been the owner of R.H. Hagman & Company, a company that provides management consulting, CEO and senior management coaching, investment banking (M&A), turnarounds, negotiations and mediation, and capital sourcing services to businesses in a wide variety of industries. Dr. Hagman has more than 20 years of corporate management and top-tier executive experience in several Fortune 500 companies. He was Chairman and CEO of WENR Corp., and served as Vice President and Corporate Officer of Cyprus Amax Minerals Co. Dr. Hagman also held senior investment and government affairs positions for such companies as Amoco Corp. He has also served as Administrative Director of Graduate Studies and Lecturer at the University of Chicago; Assistant Dean for Undergraduate Curriculum at Northwestern University, and as Rapporteur for the Fellows’ Meetings at the Adlai Stevenson Institute of International Affairs. Dr. Hagman has received masters and doctorate degrees from The University of Chicago, and completed his post-doctoral studies at The University of Chicago working specifically in management theory, organizational theory and labor relations.

Richard L. Parker has served as a director since August 1998. Mr. Parker previously was Vice-President of Distribution Sales for Cypress Semiconductor and he held that position from December 1997 until his retirement, which was effective December 31, 2002. Previously, Mr. Parker was Director of Sales for Cypress from April 1984 to December 1997. Prior to joining Cypress, he held various sales and marketing management positions at Fairchild Semiconductor from 1973 to 1984. He received a Bachelors degree in Education from the University of North Dakota.

C. Stewart Verdery, Jr. has served as a director since August 2005. Mr. Verdery is a partner and founder of the consulting firm of Monument Policy Group, LLC, following over a decade of high-level positions in the Executive Branch, the Congress, and the private sector. He also serves as an Adjunct Fellow at the Center for Strategic and International Studies. Nominated by President Bush and confirmed by the U.S. Senate in 2003 as Assistant Secretary for Homeland Security, he led DHS efforts to implement policies related to: immigration, visas, and travel facilitation; cargo security and international trade; transportation security; and counter-narcotics and other law enforcement priorities. Mr. Verdery frequently represented DHS in hearings before numerous Congressional committees, worked extensively with foreign governments on security matters, and made numerous speeches regarding homeland security, travel facilitation, and international trade issues. Prior to his service at DHS, he served as General Counsel to U.S. Senate Assistant Majority Leader Don Nickles from 1998 until 2002, handled lead staff duties for the Senate Republican High Tech Task Force, and served as counsel to the Senate Judiciary Committee and the Senate Committee on Rules and Administration. In addition to his government service, Verdery was the Senior Legislative Counsel for the government affairs and public policy office representing Vivendi Universal and was also an associate at the Washington office of the law firm Baker & Hostetler, concentrating on antitrust and litigation. He is a graduate from Williams College and the University of Virginia School of Law.

Significant Employees and Family Relationships.

There are no significant employees who are not also directors or executive officers. There were, and are, no family relationships among the officers, directors or any person chosen by Isonics to become a director or officer.

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

To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended April 30, 2007, and subsequently. YA Global Investments, L.P. (f/k/a Cornell Capital Partners, LP), the holder of our 13% Debentures issued in May, June and November 2006 and April 2007, has taken the position that, because provisions within the 13% Debentures prevent them from converting their debentures into shares of such stock at any time when the results of the conversion would result in ownership of more than 4.99% of the outstanding Isonics common stock, they are not subject to the reporting requirements of Section 16(a). See “Security Ownership of Certain Beneficial Holders and Management” below.

Code of Ethics

On January 27, 2004, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. Our Code of Ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both Isonics’ corporate policies and with the law and is posted at our website: www.isonics.com. Upon request Isonics will provide any person, free of charge, a copy of our Code of Ethics. Such a request can be made by contacting our corporate office at:  Isonics Corporation, attention Corporate Secretary, 5906 McIntyre Street, Golden, CO 80403, or by calling our corporate office at (303) 279 7900.

Procedures by which security holders may recommend nominees to the Board of Directors.

We have not changed our nominating procedures during the past fiscal year or subsequently. We have a standing Nominating Committee (“Nominating Committee”) to direct and oversee the process by which individuals may be nominated to our Board of Directors. The following persons currently serve on our Nominating Committee: Russell W. Weiss, Richard Parker, Richard H. Hagman and C. Stewart Verdery Jr., all of whom are independent directors as required by Nasdaq Marketplace Rule 4350(c)(4). Our Nominating Committee’s charter was adopted by the Board of Directors on January 27, 2004, and is available on our web site at www.isonics.com. Each member of the Nominating Committee must qualify as “independent” as defined under Nasdaq Marketplace Rule 4200(a)(15) and be free of any relationship that, in the opinion of the Board, would interfere with his or her exercise of independent judgment.

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

The Nominating Committee will consider nominees proposed by our shareholders. To recommend a prospective nominee for the Nominating Committee’s consideration, you may submit the candidate’s name by delivering notice in writing to Isonics’ Nominating Committee at isonics@nuvox.net or c/o Chair,

Nominating Committee, via first class U.S. mail, at Isonics Corporation, 5906 McIntyre Street, Golden, CO 80403.

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

The Nominating Committee held no formal in-person meetings during the year ended April 30, 2007. However, on August 1, 2006 by unanimous written consent the Nominating Committee nominated all seven directors then serving on our Board of Directors to stand for re-election. On July 19, 2007 by unanimous written consent the Nominating Committee nominated five of the six directors then serving on our Board of Directors to stand for re-election at a meeting scheduled to be held on November 8, 2007, although we are considering postponing that meeting. Mr. Parker requested to not stand for re-election to the Board of Directors at our next annual shareholder meeting and therefore was not nominated. Subsequently Mr. Weiss advised us that he was considering not standing for election at the next shareholders’ meeting. Both Mr. Parker and Mr. Weiss indicated that they intend to serve out their term.

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

Identification of Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The following persons currently serve on our Audit Committee:  Richard H. Hagman, Richard Parker and Russell W. Weiss, all of whom are considered “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq listing standards.

Audit Committee Financial Expert

We have not named an “audit committee financial expert” serving on our Audit Committee. Our Audit Committee consists of three directors, all of whom are financially literate, have experience with public companies, and are knowledgeable about our business and financial position. Due to the nature of our operations, our Board of Directors does not believe that it needs to name an audit committee financial expert at this time.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained elsewhere in this Annual Report.

Oversight of Executive Compensation Program

As more fully described below, the Compensation Committee of the Board of Directors (the “Compensation Committee”) reviews and recommends to the full Board of Directors the total direct compensation programs for our executive officers, including the named executive officers. Our senior executive officers, Christopher Toffales and John Sakys, review the base salary, annual bonus and long-term compensation levels for the other officers and corporate employees. The entire Board of Directors remains responsible for significant changes to or adoption of new employee benefit plans. Consistent with the listing requirements of the Nasdaq Capital Market, the Compensation Committee is composed entirely of independent members of our Board of Directors.

The Compensation Committee has in the past retained compensation consultants to assist in its analysis of executive compensation, but has not retained any consultants during fiscal year 2007. When most recently reviewed by Mercer Human Resource Consulting in September 2005, Mercer identified a peer group of public companies of a similar size to, and in similar industries as, Isonics at that time. The Compensation Committee believes that the situation at Isonics has changed significantly since that time, and this peer group may no longer be relevant by which to judge compensation paid by Isonics.

Compensation Program Philosophy and Objectives

Our business strategy is to enhance shareholder value through growth in our assets, revenues, and resulting cash flows from operations. During early calendar 2007, we changed our emphasis from research and development activities on a variety of products to a more focused business plan. This more focused business plan is directed at:

•       Maintaining and improving the performance that has been achieved by our semiconductor division (Isonics Vancouver, Inc.) during the past two years (which, since April 2007, has been adversely impacted by an industry-wide business slowdown);

•       Maintaining and improving the performance of Protection Plus Security Corporation which provides security guard services to approximately 30 customers, located primarily in the northeastern United States;

•       Focusing our homeland security operation on our Ion Mobility Spectroscopy detection product, seeking the necessary certifications, and determining whether an industry partner would be interested in joint venturing this product with us (which we are not currently actively pursuing);

•       Continuing to pursue our infra-red project with Lucent Technologies, Inc., through our 90%-owned SenseIt subsidiary (which we have been unable to accomplish, having failed to make a payment due July 16, 2007);

•       The sale of the assets that constituted our life sciences business segment (accomplished in June 2007); and

•       Minimizing general and administrative expenses and other non-critical expenses (which we are continuing to review).

Starting in February 2007 we took a number of steps to reduce costs associated with senior management to extend our cash resources to the maximum extent possible. During this period, we entered into separation agreements with our former president and our former senior vice president, both of whom had been employed by Isonics since before its initial public offering. In considering management changes, the Board of Directors, with the participation of the Compensation Committee, considered a number of factors and ultimately appointed a new president (who is also serving as interim chief executive officer) and a new chief financial officer.

Following these initial changes, the Compensation Committee redefined our compensation program, and believes that our compensation program is now designed to help us successfully implement our business strategy. Our compensation program has four objectives:

•       To attract, retain and motivate qualified executives whose performance is key to the successful execution of our strategy and the achievement of our corporate goals;

•       To create a performance-oriented environment that rewards achievement of our short- and long-term strategic goals;

•       To provide an executive compensation structure that is internally equitable based upon the level of responsibility of our executives; and

•       To align the interests of our executive officers with those of our shareholders.

In making compensation decisions, the Compensation Committee considers various factors such as each executive’s motivation level, leadership ability, overall knowledge and experience in his particular segment of our business, the competitive compensation environment for such individual, that person’s unique skills and his or her expected future contribution to the success of our company. We feel that if these qualities are rewarded, the executives will be motivated to achieve our corporate goals and implement our strategies.

Elements of Compensation

The Compensation Committee believes that the compensation environment for qualified professionals in the industries in which Isonics operates is highly competitive, particularly as a result of Isonics’ current financial condition and the likelihood that other companies will be able to offer more concrete benefits and higher salaries to its senior officers. It also believes that similar compensation pressure has resulted from increased financial reporting and corporate governance regulatory issues implemented within recent years. In order to compete in this environment, our executive officers’ compensation has four components:

•       base salary;

•       annual discretionary cash bonuses;

•       stock option and performance share awards granted periodically under our incentive plans; and

•       other benefits that, in most cases, are available to all salaried employees.

How Elements of Our Compensation Program are Related to Each Other

We view the various components of compensation as related but distinct and emphasize “pay for performance” with a significant portion of total compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular stock option grants, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. We have not adopted any internal pay-equity proposal, but it is the Compensation Committee’s goal to be fair and reasonable to all employees within the limitations of Isonics’ financial capabilities and equity requirements.

Base Salary.   Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for the key executive officers of Isonics, we will, when cash considerations permit, set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while recognizing that our senior executive officers have additional incentives to encourage Isonics’ growth and success and to reflect competitive practices, individual performance and the officer’s contribution to our overall business goals. Individual performance and contribution to the overall business goals of Isonics are subjective measures and will also be evaluated by the Compensation Committee.

The Compensation Committee believes that base salaries for our CEO and CFO are appropriate for executives serving as CEO and CFO of public companies of a size and complexity similar to Isonics, given Isonics’ lack of working capital and sufficient positive cash flow.

The Compensation Committee believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. It is the Compensation Committee’s goal to reconsider salaries and benefits for its named executive officers and on a company-wide basis when Isonics’ working capital and cash flow permit.

As noted, during our fiscal 2007, we restructured our senior management significantly. We terminated our relationships with officers with annual salaries of $275,000 (Mr. Alexander), $249,000 (Mr. Rubishevsky), $176,667 (Dr. Walitzki), $165,200 (Ms. Gardner), and $151,200 (Dr. Burden). We filled certain of those positions (while other positions remain unfilled) by promoting from within with salary increases to Messrs. Deane ($25,000 increase) and Meadows ($20,000 increase), and hiring Christopher Toffales to serve in the part-time role as Chairman of the Board at the rate of $10,000 per month. In addition, we converted certain persons who were formally employees into consultants at a cost savings to Isonics.

As discussed below, the base salary and other benefits paid to our Chairman, Christopher Toffales (who also serves as president of our 90%-owned SenseIt Corp subsidiary) were negotiated with Mr. Toffales and contained in employment agreements he has entered into with Isonics and SenseIt. Our negotiations with Mr. Toffales at the time he became employed by SenseIt were conducted at a time when Mr. Toffales was not an affiliate of Isonics. Our negotiations with Mr. Toffales to become Chairman of Isonics occurred when his only relationship with Isonics was through SenseIt.

The consulting fees and stock warrants paid to Sound Business Solutions, Inc. principal Joanna Lohkamp, chief operating officer of our wholly owned subsidiary conducting our semiconductor operations in Vancouver, Washington, have been negotiated between Isonics and Ms. Lohkamp. The improved performance results at our semiconductor subsidiary have, in the Compensation Committee’s opinion, justified the compensation paid to her notwithstanding the current industry slowdown that has adversely impacted our semiconductor operations.

Annual Discretionary Cash Bonuses.   Annual discretionary cash bonuses are the second prong of our compensation plan. The Compensation Committee believes that it is appropriate that executive officers and other employees have the potential to receive a significant portion of their annual cash compensation as a cash bonus to encourage performance to achieve key short-term (annual) corporate objectives and to be competitive from a total remuneration standpoint. The payment of any bonus is subject to cash flow considerations, and even when a bonus is declared, the Compensation Committee may choose to pay the bonus in equity rather than in cash where cash flow considerations require.

We paid cash bonuses during fiscal years 2007, 2006 and 2005 as disclosed in the “Summary Compensation Table” included subsequently within this Item 11. Additionally, subsequent to April 30, 2007, we paid discretionary cash bonuses to Messrs. Sakys ($80,000), Deane ($25,000) and Meadows ($22,500) related to performance during fiscal year 2007. We are contractually obligated to pay certain bonuses to our Chairman, Christopher Toffales, as a result of his meeting certain goals set forth in his employment agreement. The bonus obligation and the goals were negotiated with Mr. Toffales as a condition of his employment at Isonics.

We have no set formula for determining or awarding discretionary cash bonuses to our other executives or employees (other than Mr. Toffales, as discussed above). In determining whether to award bonuses and the amount of any bonuses, we have taken and will continue to take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package, as well as Isonics’ overall performance as reflected by improvements in shareholder equity, revenues, EBITDA, cash flow and other operational factors.

The Compensation Committee may also consider how unexpected events may have impacted the Company’s performance with respect to determining the appropriateness of a bonus. For example, a large acquisition may substantially change our budget and forecast prepared prior to the beginning of a year, thereby affecting the original guidelines established for payment of bonuses. Also, our Compensation Committee encourages our executives to pursue long-term goals, even if these long-term goals may result in a reduction in our near-term performance. Accordingly, the Compensation Committee will determine whether and in what amount a discretionary bonus is appropriate for each of the named executive officers after taking into account all factors that the Committee, in its discretion, determines to be appropriate.

Where the Compensation Committee determines that bonuses are properly payable, but cash considerations do not permit the payment of a bonus in cash, the Compensation Committee will consider payment of the bonus amount in restricted stock or options. The Compensation Committee may also defer all or any part of any bonus to future years and to pay bonuses even if no bonus would be payable under the bonus plan.

Long-Term Equity-Based Incentives.   Equity-based incentives form a third element of our compensation program. Long-term equity-based incentive compensation is an element of our compensation policy because we believe it aligns management and executives’ interests with the interests of Isonics’ shareholders. Our equity incentives also reward the attainment of long-term corporate objectives by our executives. We generally grant equity awards that are subject to vesting over several years in order to encourage management and executive retention. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint. At the present time, Isonics has two equity incentive plans for its management and employees: its 2005 Stock Option Plan (which has been approved by Isonics’ shareholders) and its 2007 Restructuring Equity Plan (which is being submitted to Isonics’ shareholders for approval at the next annual shareholders’ meeting). There remain stock options outstanding under prior plans, but no further rights or options may be granted under any prior plan.

The Compensation Committee acts as the manager of our long-term equity-based incentive plans and perform functions that include selecting award recipients, determining the timing of grants and assigning the number of shares subject to each award, fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans. For compensation decisions regarding the grant of equity compensation to executive officers and other employees, our Compensation Committee typically considers recommendations from our chief executive officer as well as the competitive environment associated with longer-term compensation. All awards are priced at the fair market value on the grant date in accordance with SFAS 123(R).

In addition, all equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with SFAS 123(R). Information about unvested performance shares and outstanding options held by our named executive officers and directors is contained in the “Outstanding Equity Awards at Fiscal Year End—2007” and “Director Compensation” tables.

Typically, awards vest over multiple years but the Compensation Committee maintains the discretionary authority to vest the equity grant immediately if the individual situation merits. In the event of a change of control, or upon the death, disability, retirement or termination of a grantee’s employment without good reason, all outstanding equity-based awards will immediately vest.

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.

During February 2007, the Compensation Committee approved the award of an aggregate of 1,000,000 options to purchase common stock to Isonics’ president, chief financial officer, corporate controller, and a former vice president in connection with their assuming new duties and responsibilities as a result of the change of management. These options vested immediately and have an exercise price of $1.94 per share but are subject to shareholder approval of the 2007 Restructuring Equity Plan, which approval has not been sought. Consequently, all options issued under the 2007 Restructuring Equity Plan are currently not exercisable.

In addition, Isonics issued options to purchase 2,250,000 shares to Chris Toffales as part of his compensation package to become our Chairman and take personal control over the continuing restructuring. The stock options granted to Mr. Toffales will vest immediately upon shareholder approval of the 2007 Restructuring Equity Plan (as to 500,000 shares), on April 30, 2008 (as to 750,000 shares) and in monthly increments thereafter (83,333 per month) through April 30, 2009). Mr. Toffales’ options are exercisable through the date equal to five years after approval of the 2007 Restructuring Equity Plan at an exercise price of $1.76 per share.

Since the end of our fiscal year we have granted options to purchase 150,000 shares to Michael Caridi from our 2007 Restructuring Equity Plan as part of his compensation package for serving as the senior vice president of our wholly owned subsidiary Protection Plus Security Corporation (“PPSC”). The stock options granted to Mr. Caridi are subject to the following vesting schedule: 50,000 shares vested immediately upon the execution Mr. Caridi’s employment agreement; 25,000 shares vest on December 22, 2007; 25,000 shares vest on March 22, 2008; 25,000 shares vest upon PPSC achieving certain financial milestones in the fiscal year 2008; and an additional 25,000 shares vest upon PPSC achieving certain financial milestones in the fiscal year 2009. Mr. Caridi’s options are exercisable through June 21, 2012, though subject to shareholder approval of the 2007 Restructuring Equity Plan, and are exercisable at $1.47 per share.

On June 19, 2007, we granted options to purchase 200,000 shares to Sound Business Solutions, Inc., a corporation controlled by the chief operating officer of Isonics Vancouver, Inc, Joanna Lohkamp. This option was granted pursuant to our 2005 Stock Option Plan. The stock options granted to Sound Business Solutions Inc. are subject to the following vesting schedule: 66,667 shares vested immediately upon grant;

66,667 shares vest on September 7, 2007; and 66,666 shares vest on January 31, 2008. The stock options granted to Sound Business Solutions Inc. are exercisable through June 18, 2011 at $1.45 per share. Options to purchase 50,000 shares are currently exercisable while options to purchase 150,000 shares are subject to our shareholders approving an increase to the cumulative shares issuable under the 2005 Stock Option Plan.

Other Employee Benefits.   Isonics’ executive officers (except Ms. Lohkamp who is an independent contractor) are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and long-term disability insurance, in each case on the same basis as other employees. Isonics provides vacation and other paid holidays to all employees, including the named officers, which are comparable to those provided at other employers.

Isonics’ executive officers (except Ms. Lohkamp who is an independent contractor) are also eligible to participate in our 401(k) plan on the same basis as other employees. Isonics’ Board of Directors, at its sole discretion, may authorize Isonics to match (in part or in whole) the contributions of each employee to the 401(k) plan during a given year. During our 2007 fiscal year, Isonics did match a portion of the employees’ 401(k) contributions, up to 4% of employees’ salaries (including our named executive officers).

Isonics’ articles of incorporation and bylaws entitle our officers and directors to advancement or reimbursement of their legal expenses, to the fullest extent permitted by law, if they are involved in litigation as a result of performing services for Isonics or other enterprise at its request. The right to indemnification is conditioned on meeting a specified standard of care, generally requiring the officer to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of Isonics.

Employment Contracts, Change-In-Control Arrangements and Certain Other Matters.   All of our executive officers, except Mr. Toffales and Ms. Lohkamp, are serving without an employment agreement and are, therefore, at-will employees. On February 12, 2007, the Board of Directors adopted change-in-control provisions applicable to Messrs. Sakys, Deane, and Meadows. Under these provisions, upon termination of employment without cause, upon a change of control, or if the corporate offices move out of the Denver, Colorado metropolitan area, the officer shall be paid a severance equal to six months salary over a twelve month period. The term “change of control” is defined to mean the occurrence of any of the following events:

(i)            A majority of the persons who were members of the Board of Directors before any cash tender offer, merger or other business combination, sale of assets, sale or transfer of Isonics stock or other equity securities, or contested election or combination of the foregoing, shall cease to constitute a majority of the directors after the completion of such event; or

(ii)        The closing of (A) a merger, consolidation or reorganization of Isonics with or into another corporation in which the holders of Isonics’ common stock immediately before such merger, consolidation or reorganization do not, immediately following such merger, consolidation or reorganization, hold as a group on a fully diluted basis both the ability to elect at least a majority of the directors of the surviving corporation (or its parent), and at least a majority in value of the surviving corporation’s (or its parent’s) outstanding equity securities, or (B) a sale or other disposition of all or substantially all of the assets of Isonics, unless Isonics owns 50% or more of the outstanding voting securities or other equity interests of the transferee at the time of the transfer.

Isonics has entered into an employment agreement with its Chairman, Christopher Toffales. This agreement, dated February 16, 2007 and expiring on April 30, 2009, confirms Mr. Toffales’ appointment as a director and as Chairman of the Board of Directors of Isonics. The agreement contemplates that Mr. Toffales will devote approximately half of his time to Isonics’ business. Isonics agreed to pay him $10,000 per month for this work, and has issued to him options to purchase 2,250,000 shares of Isonics common stock as described above. Mr. Toffales will receive a bonus of up to $250,000 during the year ending April 30, 2008, if he achieves certain milestones:

(A)  Mr. Toffales, with the assistance of other members of management and employees of Isonics, will assess Isonics’ ion-mobility spectroscopy (“IMS”) technology and products and provide a recommendation to the Board of Directors for the continuation of that division, discontinuance of that division, or other recommendation. Mr. Toffales did so at the March 28, 2007 Board meeting. This milestone also required that, since Mr. Toffales concluded that the Company should continue to pursue the IMS technology and products, then he, with the assistance of other members of management and employees of the Company, present to the Board of Directors a more complete plan for presentation to the Board of Directors by April 15, 2007.

The  Board of Directors concluded that Mr. Toffales completed this milestone and, as a result, Isonics paid $62,500 of the bonus (25%) to Mr. Toffales subsequent to April 30, 2007.

(B)   Mr. Toffales, with the assistance of other members of management and employees of Isonics, will create a three-year strategic plan for Isonics for presentation to the Board of Directors not later than October 2007. This is expected to be a reasonably detailed plan, including appropriate forecasts and other information. When completed, Mr. Toffales will have earned 25% of the bonus, which portion of the bonus shall be paid to Mr. Toffales no later than fifteen calendar days following the date on which such portion of the bonus is earned.

(C)   Mr. Toffales will identify and negotiate a significant strategic acquisition for Isonics by April 30, 2008, and (by that date) obtain a letter of intent or other documentation indicating the other party’s desire and intention to complete such transaction with a reasonable likelihood that the acquisition can and will be completed in accordance with legal requirements before November 1, 2008. When such letter of intent is obtained, Mr. Toffales will have earned 50% of the bonus, which portion of the bonus shall be paid to Mr. Toffales no later than fifteen calendar days following the date on which such portion of the bonus is earned.

The compensation committee also agreed to negotiate, on or before March 31, 2008, a reasonable, appropriate, market-based bonus program for Mr. Toffales’ continuing employment for the Company’s fiscal year ending April 30, 2009, which will be based on EBITDA and other reasonable performance criteria.

The Board of Directors may terminate Mr. Toffales’ employment by Isonics “for cause” by delivering to him, not less than ten days prior to the date on which the termination is to be effective, a written notice of termination for cause specifying the act, acts or failure to act that constitute the cause. For the purposes of this agreement, the term “for cause” shall mean:

(i)            any act of fraud or embezzlement materially adversely affecting the financial, market, reputation or other interests of Isonics;

(ii)        in the event of a conviction of Mr. Toffales of, or a plea of nolo contendere to, (A) any violent felony or misdemeanor resulting in a jail sentence, (B) any felony involving moral turpitude or (C) a criminal violation of federal or state securities laws;

(iii)    any material failure to perform his duties as set forth in his Employment Agreement which results in material harm to the Company, after reasonable notice and the opportunity to cure; or

(iv)      his death.

If Isonics terminates Mr. Toffales “without cause,” one-half of the unvested options will immediately vest. If Isonics terminates Mr. Toffales without cause or fails to renew his employment agreement when it expires on April 30, 2009, the vested options remain exercisable for their full term. In that case, Mr. Toffales would also be entitled to a severance payment equal to $120,000 plus the greater of either: (a) the $250,000 bonus for fiscal year 2008; or (b) the amount of his to-be-negotiated 2009 bonus pro-rated for the number of days in fiscal year 2009 that he was employed by Isonics. This agreement provides that Isonics must indemnify Mr. Toffales to the maximum, extent provided by California law, in addition to any other liability that Isonics may have to Mr. Toffales.

Mr. Toffales is also employed as president and Chairman of the Board by Isonics’ 90%-owned subsidiary, SenseIt Corp. pursuant to an agreement dated October 26, 2006. The SenseIt employment agreement has an initial term of two years through October 26, 2008. It provides for automatic two year extensions unless SenseIt or Mr. Toffales chooses not to renew. The SenseIt employment agreement requires that Mr. Toffales provide five days per calendar month to SenseIt activities for a base salary of $21,000 per calendar month. Additional days will be billed at $4,000 per day. The SenseIt employment agreement also requires that SenseIt maintain, at its expense and at no cost to Mr. Toffales (but subject to Executive being insurable), a (i) life insurance policy on his life providing for a minimum death benefit of $5,000,000 and (ii) long-term disability insurance policy for the benefit of Mr. Toffales and providing for a minimum net benefit of $10,000 per month after taxes. These insurance policies are subject to the limitation that SenseIt will not have to pay premiums in excess of $15,000 per year. After SenseIt receives $5,000,000 of additional financing from sources other than Isonics, SenseIt will be obligated to pay Mr. Toffales a car allowance of $1,200 per month (plus premiums for auto insurance).

As with the employment agreement with Isonics, SenseIt may terminate the SenseIt employment agreement for cause. “Cause” is defined similarly in this SenseIt employment agreement to the employment agreement with Isonics. SenseIt terminates the SenseIt employment agreement with Mr. Toffales after SenseIt has made a commercial sale of a Lucent product, as described in the Lucent Agreement, or has acquired a business having revenues of $10 million or more in any one year, termination without cause will result in SenseIt’s obligation to pay Mr. Toffales a two-year severance based on the respective annualized salary over the previous five years. The SenseIt employment agreement contains an indemnification provision for Mr. Toffales’ benefit similar to that provided in his employment agreement with Isonics.

Additionally, we have entered into a consulting agreement with Sound Business Solutions, Inc. principal Joanna Lohkamp, the chief operating officer of the subsidiary corporation conducting our semi-conductor operations in Vancouver, Washington. Ms. Lohkamp is an independent contractor and her current consulting agreement will terminate during September 2007. Ms. Lohkamp is paid at a base hourly rate of $200 per hour. Additionally, we agreed to grant Ms. Lohkamp or her designee options to purchase 200,000 shares of our common stock pursuant to our 2005 Stock Option Plan. Ms. Lohkamp’s consulting agreement provides that we may terminate the agreement “for cause” and it also contains non-compete, non-solicitation and confidentiality provisions applicable during the term of the agreement and thereafter.

Insider Trading and Stock Ownership Policy.   A stock ownership policy is a policy that requires our senior management to own a minimum interest in Isonics common stock. Currently we do not have a stock ownership policy that applies to our employees or to our executive officers.

We do have an Insider Trading Policy for which all employees and members of our Board of Directors are prevented from buying or selling Company stock during an announced “trading blackout” period. Generally a blackout period is placed in effect by senior management when material non-public information about Isonics exists and may have an influence on the marketplace. Our officers have adopted program selling plans under SEC Rule 10b5-1 which permit them to sell shares even while in possession of inside information if they do so under a non-discretionary plan put into place at a time when they did not have material non-public information.

During our 2007 fiscal year, none of our executive officers sold shares of our common stock pursuant to Rule 10b5-1 plans.

Certain Relationships and Related Party Transactions.   Our Audit Committee charter provides that Isonics shall not enter into a related party transaction unless such transaction is approved by the Audit Committee after a review of the transaction by the Audit Committee for potential conflicts of interest. A transaction will be considered a “related party transaction” if the transaction would be required to be disclosed under Item 404 of Regulation S-K. The Audit Committee has the authority to hire legal, accounting, financial or other advisors as it may deem necessary or desirable and/or to delegate responsibilities to executive officers of Isonics in connection with discharging their duties. As of July 31, 2007, we are not aware of any related party transactions with our executive officers that may cause a conflict of interest with Isonics. At the time that Isonics hired Mr. Toffales as Chairman as described above, he was serving as president and Chairman of SenseIt Corp. and, therefore, could be considered to be an affiliate of Isonics. His employment package was approved by the members of the Audit Committee voting as members of the Board of Directors. Further, as described below in February 2007 we entered into settlement agreements and mutual general releases with our former Chief Executive Officer and our former Senior Vice President pursuant to which both resigned from their positions, terminated their employment contract with Isonics and accepted compensation packages for continuing employment as non-officer, non-director consulting employees. Both of these settlement agreements were approved by the members of the Audit Committee voting as members of the Board of Directors

Accounting and Tax Considerations.   We have structured our compensation program to comply with Internal Revenue Code Sections 162(m) and 409A. Under Section 162(m) of the Internal Revenue Code, a limitation was placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based.

If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income.

Isonics has no employees with non-performance based compensation paid in excess of the Internal Revenue Code §162(m) tax deduction limit. However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the executive’s individual performance and/or changes in specific job duties and responsibilities.

In considering severance and other payments to employees, the Compensation Committee also considers the potential applicability of §280G of the Internal Revenue Code. This section applies to payments made to a “disqualified individual” (an employee or consultant who is an officer, shareholder, or highly compensated individual) as a result of a change of control of the employer. If certain compensatory payments are paid to a disqualified individual as a result of a change of control exceed three times the individual’s “base amount” (generally an average of the individual’s W-2 compensation for the five years preceding the year in which the change in control occurs) (referred to as “parachute payments”), then all amounts paid in excess of one times the base amount (the “excess parachute payment”) are nondeductible to the employer. Section 4999 of the Code imposes a 20% excise tax on the recipient of any “excess parachute payment.”

All equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with SFAS No. 123R. On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not become effective yet, Isonics believes it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.

Compensation Committee Interlocks and Insider Participation.   The following persons served on our Compensation Committee during the fiscal year completed April 30, 2007:  Messrs. Hagman, Parker, Weiss and Verdery. None of the members of our compensation committee was an employee of Isonics during the fiscal year, nor has any member of Compensation Committee formerly served an officer of Isonics, and none of the committee members entered into a transaction with Isonics in which they had a direct or indirect interest that is required to be disclosed pursuant to Item 404 of Regulation S-K.

REPORT OF THE COMPENSATION COMMITTEE

The following Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this Report.

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. The Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the registrant’s annual report on Form 10-K.

Respectfully submitted by the Compensation Committee of the Board of Directors:

Richard L. Parker, Chairman
Russell W. Weiss
Richard H. Hagman
C. Stewart Verdery, Jr.

Summary Compensation Table

The following table sets forth information regarding compensation awarded, paid to, or earned by the chief executive officer and the other principal officers of Isonics for the three years ended April 30, 2007. No other executive officer earned salary and bonus compensation exceeding $100,000 during any of those years. This includes all compensation paid to each by Isonics and any subsidiary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(7) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Plan Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Toffales,	2007	$254,692	$0	$667,000	$0	$0	$0	$0	$921,692
Chairman of	2006	$0	$0	$0	$0	$0	$0	$0	$0
the Board*(1)	2005	$0	$0	$0	$0	$0	$0	$0	$0
John Sakys,	2007	$200,000	$0	$0	$63,359	$0	$0	$0	$263,359
CEO, COO and	2006	$181,250	$18,983	$0	$74,500	$0	$0	$0	$274,733
President*(2)	2005	$142,917	$20,000	$0	$265,500	$0	$0	$15,920	$444,337
Kenneth J. Deane,	2007	$126,042	$10,000	$0	$16,896	$0	$0	$0	$152,938
Vice President	2006	$115,833	$0	$0	$26,750	$0	$0	$0	$142,583
and CFO*(3)	2005	$8,330	$0	$0	$93,500	$0	$0	$0	$101,830
Greg Meadows,	2007	$128,438	$13,000	$0	$16,896	$0	$0	$0	$158,334
Vice President and	2006	$118,333	$0	$0	$53,500	$0	$0	$0	$171,833
Corporate Controller*(4)	2005	$102,188	$10,000	$0	$0	$0	$0	$0	$112,188
Joanna Lohkamp,	2007	$498,025	$200,000	$0	$0	$0	$0	$20,000	$718,025
COO Semiconductor	2006	$445,950	$0	$0	$0	$0	$0	$75,000	$520,950
Division*(5)	2005	$0	$0	$0	$0	$0	$0	$0	$0
James Alexander,	2007	$275,000	$0	$485,000	$63,359	$0	$0	$24,327	$847,686
Former President	2006	$257,750	$26,367	$0	$149,000	$0	$0	$15,701	$448,818
and CEO(6)	2005	$250,000	$50,000	$0	$406,000	$0	$0	$19,730	$725,730

*                      Executive officer

(1)              On February 16, 2007, we entered into an employment agreement with Mr. Toffales pursuant to which he began serving as the Chairman of our Board of Directors and becoming actively involved in the restructuring and operations of Isonics. The material terms of his employment agreement are described above. Mr. Toffales was then, and remains, an employee of a subsidiary, SenseIt Corp, as well as the holder of a 10% interest in SenseIt, for which a charge in the amount of $667,000 was recorded in our consolidated financial statements for the year ended April 30, 2007. The disclosure includes his salary as an employee of SenseIt and consulting fees paid to him prior to the formation of SenseIt in October 2006. As part of his compensation package with Isonics, Mr. Toffales was granted options to purchase 2,250,000 shares of our common stock. The stock options granted to Mr. Toffales will vest immediately upon shareholder approval of the 2007 Restructuring Equity Plan (as to 500,000 shares), on April 30, 2008 (as to 750,000 shares) and in monthly increments thereafter (83,333 per month) through April 30, 2009). Mr. Toffales’ options are exercisable through for a term that extends five years after shareholder approval of our 2007 Restructuring Equity Plan at an exercise price of $1.76 per share. The options are currently not exercisable because the 2007 Restructuring Equity Plan has not been approved by shareholders and, as such, the financial impact of the options have not been included in the Summary Compensation Table.

(2)              Mr. Sakys served as our Chief Financial Officer until February of 2007 at which time he was appointed as our interim Chief Executive Officer, Chief Operating Officer and President. This disclosure includes Mr. Sakys’ compensation in all capacities. In February 2007 Mr. Sakys was also appointed to serve on our Board of Directors. On February 14, 2007, Mr. Sakys was granted options to purchase 400,000 shares of our common stock from our 2007 Restructuring Equity Plan, with such options vesting immediately but subject to shareholder approval of the 2007 Restructuring Equity Plan. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the financial impact of the options have not been included in the Summary Compensation Table. On February 15, 2007, Mr. Sakys agreed to forfeit options to purchase 51,953 shares of common stock pursuant to the 1996 Executives’ Equity Incentive Plan (as adjusted for the reverse stock split) and options to purchase 31,250 shares of common stock pursuant to the 2005 Stock Option Plan (as adjusted for the reverse stock split).

(3)              Mr. Deane was appointed as our Chief Financial Officer and Vice President in February 2007. This disclosure includes Mr. Deane’s compensation in all capacities. On February 14, 2007, Mr. Deane was granted options to purchase 200,000 shares of our common stock from our 2007 Restructuring Equity Plan, with such options vesting immediately, but subject to shareholder approval of the 2007 Restructuring Equity Plan. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the financial impact of the options have not been included in the Summary Compensation Table. On February 15, 2007, Mr. Deane agreed to forfeit options to purchase 12,500 shares of common stock granted pursuant to the 1996 Executives’ Equity Incentive Plan (as adjusted for the reverse stock split) and options to purchase 11,500 shares of common stock granted pursuant to the 2005 Stock Option Plan (as adjusted for the reverse stock split).

(4)              On February 14, 2007, Mr. Meadows was granted options to purchase 200,000 shares of our common stock from our 2007 Restructuring Equity Plan, with such options vesting immediately but subject to shareholder approval of the 2007 Restructuring Equity Plan. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the financial impact of the options have not been included in the Summary Compensation Table. On February 15, 2007, Mr. Meadows agreed to forfeit options to purchase 12,500 shares of common stock granted pursuant to the 1996 Executives’ Equity Incentive Plan (as adjusted for the reverse stock split) and options to purchase 17,500 shares of common stock granted pursuant to the 2005 Stock Option Plan (as adjusted for the reverse stock split).

(5)              On September 9, 2005, we granted Ms. Lohkamp a warrant to purchase 12,500 shares of our common stock (as adjusted for the reverse stock split), exercisable at $11.36 (as adjusted for the reverse stock split). On August 1, 2006, we granted Ms. Lohkamp a warrant to purchase 12,500 shares of our common stock (as adjusted for the reverse stock split), exercisable at $2.68 (as adjusted for the reverse stock split). Ms. Lohkamp is an independent contractor and as such does not receive benefits generally provided to other Isonics’ employees, including (but not limited to) medical coverage, dental coverage, participation in our 401(k) plan, vacation pay and holiday pay.

(6)              Mr. Alexander served as our President and Chief Executive Officer until February of 2007 when he resigned from those positions. At that time Mr. Alexander surrendered previously-issued options to acquire 83,750 (as adjusted for the reverse stock split) shares of common stock (including 53,750 as adjusted for the reverse stock split) shares from Isonics’ 2005 Stock Option Plan) having exercise prices in excess of $4.60 (as adjusted for the reverse stock split) per share. Pursuant to a Settlement Agreement and Mutual Release, we issued Mr. Alexander 250,000 shares of our common stock from the Isonics’ 2005 Stock Option Plan (valued at $485,000 based on the closing price of our stock of $1.94 on the date of grant).

(7)              We calculated these amounts in accordance with the provisions of SFAS 123(R) for 2007 and SFAS 123 for 2006 and 2005. Compensation expense related to stock options is calculated using the Black-Scholes option-pricing model

Elements of “All Other Compensation”

As noted in the Summary Compensation Table above some of our executive officers and directors received compensation that has listed in our column labeled “All Other Compensation.”  This compensation in this column consists of compensation received pursuant to Company matching contributions in our 401(k) profit sharing plan, life insurance premiums we paid on behalf of our executive officers and compensation for serving on our Board of Directors.

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

The following is a description of the benefits received by each of the persons listed in the Summary Compensation Table who received compensation included as “All Other Compensation.”

•       John Sakys:   automobile allowance and payout of unused but accrued Personal Time Off (paid at the employee’s then-current salary at time of payment)

•       Joanna Lohkamp:   common stock warrants as described in footnote (5) to the Summary Compensation Table

•       James Alexander:   automobile allowance, payments on key man life insurance and payout of unused but accrued Personal Time Off (paid at the employee’s then-current salary at time of payment)

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of
Name	Grant Date	Thresh- hold ($)	Target ($)	Maxi- mum ($)	Thresh- hold (#)	Target (#)	Maxi- Mum (#)	Stock or Units (#)	Underlying Options (#)	Option Awards ($/Sh)	Stock and Option Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Christopher Toffales*	—	—	—	—	—	—	—	—	—	—	—
James Alexander	5/5/06	—	—	—	—	—	—	—	18,750	$4.60	$63,359
John Sakys**	5/5/06	—	—	—	—	—	—	—	18,750	$4.60	$63,359
Kenneth J. Deane**	5/5/06	—	—	—	—	—	—	—	5,000	$4.60	$16,896
Greg Meadows**	5/5/06	—	—	—	—	—	—	—	5,000	$4.60	$16,896

*                      As part of his compensation package on February 16, 2007 our Board of Directors granted options to purchase 2,250,000 shares of our common stock to Mr. Toffales pursuant to our 2007 Restructuring Equity Plan, which plan is subject to shareholder approval. The material terms of this option grant are described in the notes to the Summary Compensation Table above. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the shares underlying the option are not included in the Grants of Plan-Based Awards table.

**                 As described above, as part of the restructuring of our management on February 14, 2007 our Board of Directors granted options to Messrs. Sakys, Deane and Meadows pursuant to our 2007 Restructuring Equity Plan, which is subject to shareholder approval. The material terms of each of each option grant is outlined in the notes to the Summary Compensation Table above. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the shares underlying the respective options are not included in the Grants of Plan-Based Awards table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

John Sakys*	—	—	—	—	—	—	—	—	—
Kenneth J. Deane*	—	—	—	—	—	—	—	—	—
Greg Meadows*	—	—	—	—	—	—	—	—	—
Christopher Toffales**	—	—	—	—	—	—	—	—	—

*                      On February 14, 2007 Messrs. Sakys, Deane and Meadows were granted options pursuant to our 2007 Restructuring Equity Plan. The material terms of these option grants are described in the notes to the Summary Compensation Table above. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the shares underlying the respective options are not included in the Outstanding Equity Awards at Fiscal Year-End 2007 table.

**                 On February 16, 2007 we entered into an employment agreement with Mr. Toffales pursuant to which he serves as the Chairman of our Board of Directors. The material terms of this option grant is described in the notes to the Summary Compensation Table above. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the shares underlying the respective options are not included in the Outstanding Equity Awards at Fiscal Year-End 2007 table.

Option Exercises and Stock Vested

None of our executive officers exercised any stock options, SARs or similar instruments during the fiscal year ended April 30, 2007, or subsequently. None of our current executive officers serving were granted restricted common stock that was subject to a vesting schedule during our fiscal year ended April 30, 2007, or subsequently.

Pension Benefits

Isonics has no defined benefit plans, supplemental executive retirement plans or actuarial plans.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

Isonics does not have any nonqualified defined contribution or deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control

Messrs. Sakys, Deane and Meadows

As described above, on February 12, 2007, the Board of Directors adopted change-in-control provisions applicable to Messrs. Sakys, Deane and Meadows. Under these provisions, upon the termination of employment without cause, upon a change of control, or if our corporate offices move out of the Denver Colorado metropolitan area, each officer shall be paid a severance equal to six months of their current salary payable over twelve months, as follows:

•       Mr. Sakys would be entitled to twenty-four semi-monthly payments of $4,167;

•       Mr. Deane would be entitled to twenty-four semi-monthly payments of $3,125; and

•       Mr. Meadows would be entitled to twenty-four semi-monthly payments of $3,125.

Messrs. Sakys, Deane and Meadows would be entitled to participate in Isonics health and dental coverage during the term of their severance payments. There are no material conditions or obligations applicable to the receipt of these severance payments or benefits.

Christopher Toffales

As described above, on February 16, 2007, we entered into an employment agreement with Christopher Toffales pursuant to which he currently serves as the Chairman of our Board of Directors. If we terminate Mr. Toffales “without cause,” one-half of the unvested options will immediately vest. The agreement also provides that the options shall fully vest and remain exercisable for their full term upon: (a) change in control of the Company, (b) merger of the Company as a result of which the shareholders of the Company immediately preceding such merger shall own less than a majority of the voting securities of the surviving corporation in the merger, (c) any sale of all or substantially all of the assets of the Company (for purposes of this clause (c), the sale of Protection Plus Security Corporation and Isonics Vancouver, Inc., or such entities’ assets, shall not constitute the sale of all or substantially all of the assets of the Company), or (d) any dissolution, liquidation or winding up of the Company. Also, within three months of a termination without cause we would be obligated to pay Mr. Toffales a severance payment equal to one year of his base salary plus the greater of either: (a) a $250,000 bonus for fiscal year 2008; or (b) the amount of his to-be-negotiated 2009 bonus pro-rated for the number of days in fiscal year 2009 that he was employed by Isonics.

If Mr. Toffales would have been terminated on the last day of our fiscal year without cause we would have been obligated to pay him a severance payment equal to $120,000 plus $250,000 representing his bonus for fiscal year 2008. Moreover, 1,125,000 of his options would have become immediately vested and exercisable at $1.76 per share.

Director Compensation

We reimburse directors for travel and related expenses associated with Board of Directors’ meetings. Effective May 1, 2006, we began compensating our non-employee directors $2,000 for attending Board of

Directors’ meetings in person, $1,000 for attending Board of Directors’ meetings telephonically and we pay an additional $500 to the chair person for required preparation time.

During our fiscal year ended April 30, 2007 each of independent directors was granted options pursuant to our 1998 Directors’ Plan. The 1998 Director’s Plan authorizes each person serving as a member of the Board who is not an employee of ours to receive options to purchase 5,000 shares of our common stock (as adjusted for our reverse stock split) when such person accepts his position as a Director and to receive an additional option to purchase 5,000 shares of common stock when such person is re-elected as a Director provided such person is not an employee of Isonics. The exercise price for the options is the Fair Market Value on the date such person becomes a director and the options are exercisable for five years from such date. The options granted under the 1998 Directors’ Plan vest immediately upon the date of the grant. In the event a Director resigns or is not re-elected to the Board, his or her failure to exercise the options in three months results in the options’ termination prior to the expiration of their term. On September 9, 2005, the Board of Directors approved, and we entered into indemnity agreements with each of our directors.

As discussed above during our 2007 fiscal year Messrs. Alexander, Rubizhevsky, Sakys and Toffales and Ms. Gardner also served on our Board of Directors. However, each of these persons also served as executive officers of the Company and none received separate compensation for serving as a director

The following table reflects the compensation of our directors for our fiscal year ended April 30, 2007:

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Richard Parker	$32,000	$0	$9,360	(1)	$0	$0	$0	$41,360
Russell W. Weiss	$29,500	$0	$9,360	(1)	$0	$0	$0	$38,860
Richard H. Hagman	$60,000	$0	$9,360	(1)	$0	$0	$0	$69,360
C. Stewart Verdery	$12,000	$0	$9,360	(1)	$0	$0	$0	$21,360

(1)          On October 30, 2006, upon being re-elected to our Board of Directors each of Messrs. Parker, Weiss, Hagman and Verdery were each granted an option to purchase 5,000 shares of our common stock pursuant to our 1998 Directors’ Plan.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the ownership of our common stock as of August 24, 2007 by: (i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
John Sakys(1)	1,143	<1%
Kenneth J. Deane(2)	0	<1%
Christopher Toffales(3)	0	<1%
Greg Meadows(4)	431	<1%
Joanna Lohkamp(5)	75,000	<1%
Richard Parker*(6)	25,000	<1%
Russell W. Weiss**(7)	17,500	<1%
Richard H. Hagman(8)	12,500	<1%
C. Stewart Verdery, Jr.(9)	12,500	<1%
All executive officers and directors as a group (9 persons). The address for all of the above directors and executives officers is: 5906 McIntyre Street, Golden, CO 80403	144,074	1.1%

*                    Mr. Parker has requested to not be nominated to stand for re-election to our Board and therefore will cease serving as a director, and as a member of all committees of the Board of Directors, at the conclusion of our next annual meeting of shareholders.

**             Mr. Weiss has notified us that he is contemplating requesting to not be nominated to stand for re-election to our Board. If he does request to not be nominated to stand for re-election to our Board, he will cease serving as a director, and as a member of all committees of the Board of Directors, at the conclusion of our next annual meeting of shareholders.

(1)          Includes 1,143 shares of common stock beneficially owned by Mr. Sakys. On February 14, 2007, Mr. Sakys was granted options to purchase 400,000 shares of our common stock from our 2007 Restructuring Equity Plan, with such options vesting immediately but subject to shareholder approval of the 2007 Restructuring Equity Plan. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the shares underlying the option are not included in the table of beneficial ownership. Does not include an indeterminate number of shares of common stock beneficially owned by James Alexander and subject to an irrevocable proxy agreement by which Mr. Alexander granted our President the right to vote his shares for certain matters to be submitted to our shareholders at the next annual meeting of shareholders. Also does not include an indeterminate number of shares of common stock beneficially owned by Boris Rubizhevsky and subject to an irrevocable proxy agreement by which Mr. Rubizhevsky granted our President the right to vote his shares for certain matters to be submitted to our shareholders at the next annual meeting of shareholders. Both irrevocable proxy agreements referenced in this footnote expire no later than December 31, 2007.

(2)          On February 14, 2007, Mr. Deane was granted options to purchase 200,000 shares of our common stock from our 2007 Restructuring Equity Plan, with such options vesting immediately but subject to shareholder approval of the 2007 Restructuring Equity Plan. Because the 2007 Restructuring Equity

Plan has not been approved by shareholders, the shares underlying the option are not included in the table of beneficial ownership.

(3)          On February 16, 2007, Mr. Toffales was granted options to purchase 2,250,000 shares of our common stock from our 2007 Restructuring Equity Plan, with such options vesting immediately but subject to shareholder approval of the 2007 Restructuring Equity Plan. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the shares underlying the option are not included in the table of beneficial ownership.

(4)          Includes 431 shares of common stock beneficially owned by Mr. Meadows. On February 14, 2007, Mr. Meadows was granted options to purchase 200,000 shares of our common stock from our 2007 Restructuring Equity Plan, with such options vesting immediately but subject to shareholder approval of the 2007 Restructuring Equity Plan. Because the 2007 Restructuring Equity Plan has not been approved by shareholders, the shares underlying the option are not included in the table of beneficial ownership.

(5)          Includes 12,500 shares of common stock underlying a common stock purchase warrant exercisable at $11.36 and 12,500 shares of common stock underlying a common stock purchase warrant exercisable at $2.68. Also includes 50,000 shares of common stock underlying a stock option granted to Sound Business Solutions Inc. a company controlled by Ms. Lohkamp. Does not include options to purchase 150,000 shares of common stock issued to Sound Business Solutions that vest at various dates through January 31, 2008, and which are not exercisable until shareholder approval is achieved for an increase to the cumulative shares issuable under the 2005 Stock Option Plan.

(6)          Includes 25,000 shares of common stock underlying stock options that are currently vested and exercisable.

(7)          Includes 12,500 shares of common stock underlying stock options that are currently exercisable.

(8)          Includes 12,500 shares of common stock underlying stock options that are currently exercisable.

(9)          Includes 12,500 shares of common stock underlying stock options that are currently exercisable.

No Change of Control Arrangements.

As a result of the financing transactions with Cornell completed in 2006 Cornell currently holds debentures and common stock purchase warrant that may be converted into, or exercisable to purchase, shares of our common stock. The transaction could result in the issuance of a number of shares for less than market value in a number far greater than 20% of our common stock outstanding at the time of the transaction. (The actual number of shares that Cornell would have a right to acquire depends on the timing of Cornell’s conversion of the 13% convertible debenture and the market price of our common stock at that time, as well as the amount of interest accrued and any dilution adjustments incurred.). In October 2006 our shareholders approved this transaction thereby authorizing us to issue the full number of shares contemplated by the 2006 transaction. In November 2006 we filed a registration statement registering the resale of 2,183,947 of the shares (as adjusted for our reverse stock split) issued to Cornell or its affiliates, and shares underlying a portion of the debentures and warrants then held by Cornell. We amended the terms of these debentures in April 2007 in a manner not financially material to Isonics.

Additionally, in April 2007 we issued Cornell one 13% debenture and a warrant to purchase 250,000 shares of our common stock. The maximum number of shares that may be issued pursuant to the 13% debenture is 10,000,000. Currently, the terms of the April 2007 transaction with Cornell limit the maximum number of shares we may issue pursuant to the transaction to 2,526,617 shares of our common stock.

Cornell has contractual restrictions on its ability to acquire shares in excess of 5% of the number of shares outstanding, but it can waive those restrictions upon not less than 65 days’ notice. Further, unless our stock trades at $3.00 or higher for five consecutive trading days or an event of default occurs, Cornell has agreed not to convert any portion of any of the debentures it holds without our written consent until February 28, 2008. Although Cornell has contractual limitations on the amount of our common stock it may own, should Cornell in the future acquire all or a portion of the shares it has the right to acquire it would result in Cornell being our single largest shareholder. Because of this significant potential stock ownership, Cornell may be able to influence management’s direction, although it has not attempted to do so. Were Cornell to acquire the shares, it may be able to effect a change in control at a shareholders’ meeting. As the majority shareholder, Cornell would clearly have the right and ability to effect a change in control of Isonics through its majority shareholder vote. Even if Cornell acquired fewer than an absolute majority of shares then outstanding, Cornell would be the largest shareholder and would likely be able to effect a change in control of Isonics at a shareholders’ meeting.

Cornell has not advised us that it has any intention to effect a change of control of Isonics, and has not filed a Schedule 13D or other filing under the Securities Exchange Act of 1934 which would be required in anticipation of a change of control Cornell has not filed a Schedule 13D (required upon beneficial ownership of greater than 5%) based on its opinion that the contractual limitations imposed in the agreements preclude it from being able to acquire more than 5% beneficial ownership within any 60 day period.

We know of no other plans or arrangement that will result in a change of control at Isonics. No executive officer or director of Isonics has pledged any shares to secure any financing issued to that officer or director.

Equity Compensation Plan Information

The following is provided with respect to compensation plans under which equity securities are authorized for issuance as of the year ended April 30, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding, Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	401,000	$5.90	251,000
Equity Compensation Plans Not Approved by Security Holders(1)(2)(3)	3,250,000	$1.82	250,000
Total	3,651,000	$2.54	501,000

(1)          The 2007 Restructuring Equity Plan was adopted and approved by our board of directors during the year ended April 30, 2007. The effectiveness of such plan is subject to shareholder approval.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Christopher Toffales

On February 16, 2007 we entered into an employment contract with Christopher Toffales. At the time that Isonics hired Mr. Toffales he was serving as president and chairman of SenseIt Corp., our 90% owned subsidiary, and, therefore, could be considered to be an affiliate of Isonics. However, his employment package was approved by the members of the Audit Committee voting as members of the Board of Directors.

Additionally, pursuant to the Common Stock Purchase Agreement we entered into with SenseIt Corp., we have made total cash investments of approximately $2,500,000 into SenseIt Corp. during our 2007 fiscal year (in addition to contributing the development and licensing agreement with Lucent Technologies , Inc. and the $4,333,000 of payments made under the agreement at the time of contribution to SenseIt). Although Mr. Toffales will not directly economic benefit from our investments in SenseIt Corp., Mr. Toffales is a 10% shareholder of SenseIt Corp and has entered into an employment agreement with SenseIt Corp. pursuant to which he receives a base salary of $21,000 per month.

James Alexander

On February 14, 2007, Isonics entered into a Settlement Agreement and Mutual Release with James E. Alexander who, until then, was Isonics’ Chairman, president and chief executive officer, by which Mr. Alexander resigned from those positions, terminated his employment contract with Isonics, and accepted the following package for continuing employment as a non-officer, non-director, consulting employee:

•       Three payments of his normal monthly salary ($22,916 per month, subject to appropriate withholding), with the first payment made on February 28, 2007, and the remaining two payments made on or before the last day of the two months thereafter; and the twelve monthly payments of half salary ($11,458 per month, also subject to withholding); and

•       250,000 shares of common stock from Isonics’ 2005 Stock Option Plan or its economic equivalent (subject to appropriate tax arrangements).

Mr. Alexander has continued to serve as a non-executive employee during the period he is receiving the monthly payment, and has agreed to assist Isonics and its senior management in the transition to new management. In his settlement agreement, Mr. Alexander agreed to grant a proxy by which the president of Isonics can vote all shares of Isonics common stock beneficially owned by Mr. Alexander for approval of Isonics’ 2007 Restructuring Equity Plan and for any amendment to the Isonics 2005 Stock Option Plan being proposed at the next annual meeting of shareholders. This proxy expires on December 31, 2007. Because of cash flow considerations, we ceased paying Mr. Alexander this salary effective August 31, 2007.

Mr. Alexander surrendered his previously-issued options to acquire 335,000 (83,750 as adjusted for the reverse stock split) shares of common stock (including 215,000 (53,750 as adjusted for the reverse stock split) shares from Isonics’ 2005 Stock Option Plan) having exercise prices in excess of $4.60 per share.

Boris Rubizhevsky

On February 14, 2007, Isonics entered into a Settlement Agreement and Mutual Release with Boris Rubizhevsky who, until then, was Isonics’ senior vice president and vice chairman of the Board of Directors, by which Mr. Rubizhevsky resigned those positions, terminated his employment contract with

Isonics, and accepted the following package for continuing employment as a non-officer, non-director, consulting employee:

•       Three payments of his normal monthly salary ($20,750 per month, subject to withholding), with the first payment made on February 28, 2007, and the remaining two payments made on or before the last day of the two months thereafter; and then twelve monthly payments of half salary ($10,375 per month, also subject to withholding); and

•       200,000 shares of common stock from Isonics’ 2005 Stock Option Plan or its economic equivalent (subject to appropriate tax arrangements).

Effective August 27, 2007 Mr. Rubizhevsky agreed to defer all but $500 of his semi-monthly salary to reduce requirements on our operating cash flows. We will recommence paying a salary to Mr. Rubizhevsky (and all accrued interest) upon achieving adequate financing. Mr. Rubizhevsky has continued to serve as a non-executive employee during the period he is receiving the monthly payment, and has agreed to assist Isonics and its senior management in the transition to new management. In his settlement agreement, Mr. Rubizhevsky agreed to grant a proxy by which the president of Isonics can vote all shares of Isonics common stock beneficially owned by Mr. Rubizhevsky for approval of the 2007 Restructuring Equity Plan and amendment to the Isonics 2005 Stock Option Plan being proposed at the next annual meeting of shareholders. This proxy expires on December 31, 2007.

Mr. Rubizhevsky surrendered his previously-issued options to acquire 533,750 (133,438 as adjusted for the reverse stock split) shares of common stock (including 215,000 (53,750 as adjusted for the reverse stock split) shares from Isonics’ 2005 Stock Option Plan) having exercise prices in excess of $4.60 per share.

Lindsay Gardner

Effective February 14, 2007, Lindsay Gardner assumed responsibility for Isonics’ homeland security products division in addition to her prior responsibilities. In February 2007 Isonics issued her an option to purchase 200,000 shares of Isonics common stock (exercisable at $1.94 per share for a five year period) from the 2007 Plan. The Board also approved a six month severance payment to Ms. Gardner (payable to her over twelve months) should her employment with Isonics be terminated by Isonics without cause, or her employment with Isonics being terminated by Ms. Gardner upon a change of control or if the corporate offices moved out of the Denver, Colorado metropolitan area. In that case, her options are to remain exercisable for the entire five-year term. Ms. Gardner surrendered her previously-issued options to acquire 193,014shares of common stock (including 70,000 (17,500 as adjusted for the reverse stock split) shares from Isonics’ 2005 Stock Option Plan) having exercise prices in excess of $4.00 per share. On February 18, 2007, Ms. Gardner resigned as a director of Isonics.

On April 6, 2007, Isonics entered into a Settlement Agreement and Mutual Release with Ms. Gardner who, until then by which Mr. Gardner resigned as an officer and accepted the a package for continuing employment as a non-officer, consulting employee that included six months of her salary but payable over twelve months for total payments of $82,600. Effective August 27, 2007 Ms. Gardner agreed to defer all but $500 of her semi-monthly salary to reduce requirements on our operating cash flows. We will recommence paying a salary to Ms. Gardner (and all accrued interest) upon achieving adequate financing.

Messrs. Sakys, Deane and Meadows

Effective February 14, 2007, the Board of Directors promoted Messrs. Sakys, Deane, and Meadows, each of whom currently serves an executive officer. At that time the Board approved certain option grants as described in the notes to the Summary Compensation Table above and approved severance packages for each Messrs. Sakys, Deane and Meadows which are described in Item 11 Executive Compensation under the heading “Potential Payments Upon Termination or Change-in-Control.”

Director Independence

Our Board of Directors currently consists of Messrs. Sakys, Toffales, Hagman, Weiss, Parker and Verdery. Messrs. Hagman, Weiss, Parker and Verdery are “independent” as defined by Nasdaq Marketplace Rule 4200(a)(15). The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board (including any relationships set forth in this Form 10-K under the heading “Certain Related Person Transactions”). Each of our directors who serve on our Audit, Nominating and Compensation Committees are independent as defined by Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a)           Audit Fees.

Our principal accountant, Hein & Associates LLP, billed us aggregate fees in the amount of approximately $201,500 for the fiscal year ended April 30, 2007 and $186,000 for the fiscal year ended April 30, 2006. These amounts were billed for professional services that Hein & Associates provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)          Audit-Related Fees.

Hein & Associates LLP billed us aggregate fees in the amount of $24,720 and $36,000 for the fiscal years ended April 30, 2007 and 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)           Tax Fees

Hein & Associates LLP billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2007 and 2006 for tax compliance, tax advice, and tax planning.

(d)          All Other Fees

Hein & Associates LLP billed us aggregate fees in the amount of $1,690 and $53,000 for the fiscal years ended April 30, 2007 and 2006 for other fees. The majority of the fees paid for the fiscal year ended April 30, 2006, related to due diligence procedures associated with our acquisition of Protection Plus Security Corporation

(e)           Audit Committee’s Pre-Approval Practice

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

The Audit Committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request. At its annual meeting in October 2006, our Audit Committee approved Hein & Associates performing our audit for the 2007 fiscal year. In November 2004 the Audit Committee approved Hein & Associates performing the reaudit of our 2004 fiscal year and the audit of our 2005 fiscal year.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           Exhibits Pursuant to Item 601 of Regulation S-k:

Exhibit Number	Title
31.1*	Certification pursuant to Rule 13a-14(a)
31.2*	Certification pursuant to Rule 13a-14(a)
32*	Certification pursuant to 18 U.S.C. §1350

*                    Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2007	ISONICS CORPORATION,
a California Corporation
	By:	/s/ KENNETH J. DEANE
Kenneth J. Deane
Vice President, Chief Financial Officer