Form 10-Q
period 2007-07-31
ISONICS CORP
filed 2007-09-14
CIK 1023966

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 12, 2007
Common Stock – no par value	12,658,150 shares

Isonics Corporation and Subsidiaries

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	July 31, 2007	April 30, 2007
CURRENT ASSETS:
Cash and cash equivalents	$1,482	$1,556
Accounts receivable (net of allowances of $148 and $146, respectively)	3,416	3,678
Inventories	1,363	1,259
Prepaid expenses and other current assets	1,216	1,388
Assets of discontinued operations	—	491
Total current assets	7,477	8,372

LONG-TERM ASSETS:
Property and equipment, net	5,966	5,666
Goodwill	3,631	3,631
Intangible assets, net	259	303
Equity in net assets of investee	340	382
Other assets	565	606
Total long-term assets	10,761	10,588

TOTAL ASSETS	$18,238	$18,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(Unaudited)
	July 31, 2007	April 30, 2007
CURRENT LIABILITIES:
Accounts payable	$976	$973
Accrued liabilities	2,608	2,522
Derivative liabilities	1,008	1,021
Current portion of obligations under capital lease	487	340
Current portion of notes payable	445	134
Current portion of convertible debentures, net of discount	—	—
Liabilities of discontinued operations	—	72
Total current liabilities	5,524	5,062

Obligations under capital lease, net of current portion	1,085	710
Notes payable, net of current portion	—	—
Other long-term liabilities	1,478	888
Convertible debentures, net of discount and current portion	9,374	8,634

TOTAL LIABILITIES	17,461	15,294

Minority interest in consolidated subsidiary	11	111

STOCKHOLDERS’ EQUITY:
Common stock - no par value; 175,000,000 shares authorized; shares issued and outstanding: July 31, 2007 – 12,658,150; April 30, 2007 – 12,639,400	64,348	64,319
Additional paid in capital	20,872	20,705
Accumulated deficit	(84,454)	(81,469)
Total stockholders’ equity	766	3,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,238	$18,960

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 31,
	2007	2006
Revenues:	$	$
Products	871	1,598
Services	4,998	5,188
Total revenues	5,869	6,786

Cost of revenues:
Products	875	1,430
Services	4,123	4,137
Total cost of revenues	4,998	5,567

Gross margin	871	1,219

Operating expenses:
Selling, general and administrative	2,090	3,768
Research and development	1,017	1,404
Total operating expenses	3,107	5,172

Operating loss	(2,236)	(3,953)

Other income (expense):
Amortization of debt issuance costs	(41)	(115)
Interest and other income	97	40
Interest expense	(1,429)	(650)
Foreign exchange	—	—
Gain on extinguishment of debt	—	227
Gain on derivative instruments	13	2,131
Equity in net loss of investee	(42)	(88)
Total other income (expense), net	(1,402)	1,545
Loss from continuing operations before income taxes and minority interest	(3,638)	(2,408)
Income tax expense	—	—
Minority interest in operations of consolidated subsidiary	100	—
Loss from continuing operations	(3,538)	(2,408)
Discontinued operations:
Gain on operations of discontinued operations, net of income taxes	37	36
Gain on disposal of discontinued operations, net of income taxes	516	—
Gain on discontinued operations, net of income taxes	553	36
NET LOSS	$(2,985)	$(2,372)

Net income (loss) per share – basic and diluted:
Continuing operations	$(0.28)	$(0.21)
Discontinued operations	$0.04	$0.00
Attributable to common stockholders	$(0.24)	$(0.21)
Weighted average common shares used in computing per share information	12,654	11,367

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31,
	2007	2006

Net cash used in operating activities	$(453)	$(3,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96)	(360)
Equity investment in a business	—	(100)
Proceeds from sale of discontinued operations, net of selling costs	805	—
Cash provided by (used in) investing activities	709	(460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(106)	(3)
Principal payments on borrowings	(224)	(4,549)
Proceeds from issuance of common stock	—	15
Proceeds from the issuance of convertible debentures and related warrants, net of offering costs	—	12,270
Cash (used in) provided by financing activities	(330)	7,733

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74)	3,831
Cash and cash equivalents at beginning of period	1,556	1,586
Cash and cash equivalents at end of period	$1,482	$5,417

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71	$70
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$628	$—
Accruals for property and equipment	$—	$245
Capitalized debt issuance costs associated with issuance of common stock in a financing transaction	$—	$601
Payment in common stock of principal due on convertible debentures	$—	$3,943

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of April 30, 2007, has been derived from audited financial statements.  The accompanying unaudited interim condensed consolidated financial statements of Isonics Corporation and Subsidiaries have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2007.

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

Going Concern

While as of July 31, 2007, we have working capital of $1,953,000 and stockholders’ equity of  $766,000, we incurred significant losses from operations and used significant cash flow to fund operations during the most recent several fiscal years and through July 31, 2007.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate we will continue to require funding from investors for working capital as well as business expansion during this fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  In addition, we have convertible debentures outstanding in the cumulative amount of $19,445,000 (which represents the face amount of the debentures and related accrued interest) as of July 31, 2007, which is due in May 2009 unless an Event of Default was to occur and the holder then declared an Event of Default.  See Note 8 for discussion of a potential waiver that may be required to remedy a potential Event of Default.  These conditions raise substantial doubt about our ability to continue operations as a going concern.

During the year ended April 30, 2007, and subsequently, we restructured our management team with the goal of refocusing our product lines, seeking joint venture partners and improving operating performance at the business segments through a focus on strategic products, increased efficiencies in business processes and improvements to the cost structure of each segment.  Despite these changes, our ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by increasing revenue and achieving profitable operations. We can offer no assurance that we will be successful in our efforts to raise additional proceeds or achieve profitable operations.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

As of July 31, 2007, (a) a total of 5,119,000 outstanding stock options (excluding 3,550,000 stock options not deemed granted under US GAAP because the underlying plan or increase to the underlying plan has not been approved by our shareholders) and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $18,000,000 at July 31, 2007) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of July 31, 2006, (a) a total of 5,790,261 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $18,062,500 at July 31, 2006) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the three months ended July 31, 2007, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2007	12,639,400
Shares issued for services	18,750
Balance as of July 31, 2007	12,658,150

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $29,000 for the three months ended July 31, 2007.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure.  FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable.  We adopted FIN 48 effective May 1, 2007.  No unrecognized tax benefits were recorded as of the date of adoption.  Due to certain “change in ownership” rules (as defined by the IRS), utilization of our federal net operating losses may be subject to certain annual limitations.  We have not completed a formal assessment as to the extent of such potential limitations. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for fiscal years prior to 2004.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year commencing May 1, 2008, including interim periods within that fiscal year.  We are currently evaluating the impact of adopting SFAS 157 on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.   SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently.  SFAS 159 is effective for our fiscal year commencing May 1, 2008, including interim periods within that fiscal year.  The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	July 31, 2007	April 30, 2007
Finished goods	$647	$497
Work in process	37	47
Materials and supplies	679	715
Total inventories	$1,363	$1,259

Property and equipment

Property and equipment consist of the following (in thousands):

	July 31, 2007	April 30, 2007
Office furniture and equipment	$361	$331
Production equipment	8,373	7,613
Vehicles	191	191
Construction in process	779	854
Leasehold improvements	1,215	1,215

Accumulated depreciation and amortization	(4,953)	(4,538)
Total property and equipment, net	$5,966	$5,666

NOTE 4 –SEGMENT INFORMATION

We currently have three reportable segments: homeland security products, security services and semiconductor products and services.  Our homeland security products segment includes both operations regarding our Ion Mobility Spectroscopy (“IMS”) technology (see Note 11) and, through our 90%-owned subsidiary (SenseIt Corp, see Note 6), the development of next-generation infrared imaging and night vision technology through our Development & Licensing Agreement with Lucent Technologies, Inc.  Our security services segment provides security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation (“PPSC”), which was acquired in May 2005.  Our semiconductor products and services segment provides 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and the assets of our former life sciences business which were categorized as discontinued operations prior to their sale in June 2007.  Prior period amounts have been reclassified to conform to current period presentation.

Information by segment is set forth below (in thousands):

	Three Months Ended
	July 31,
	2007	2006
Segment revenues:
Homeland security products	$—	$—
Security services	3,756	3,877
Semiconductor products and services	2,113	2,909
Total	$5,869	$6,786

	Three Months Ended
	July 31,
	2007	2006
Segment operating (loss) income:
Homeland security products	$(1,321)	$(1,114)
Security services	70	(274)
Semiconductor products and services	(361)	(199)
Reconciling amounts (1)	(624)	(2,366)
Total	$(2,236)	$(3,953)

	July 31,	April 30,
	2007	2007
Total assets:
Homeland security products	$1,210	$1,943
Security services	6,689	6,127
Semiconductor products and services	8,612	9,068
Reconciling amounts (2)	1,747	1,822
Total	$18,238	$18,960

(1)   Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors’ compensation.

(2)   Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items as well as, for April 30, 2007, the assets of our former life sciences business which were categorized as discontinued operations prior to their sale in June 2007.

NOTE 5 –DISCONTINUED OPERATIONS

During the three months ended January 31, 2007, we elected to discontinue the operation of our life sciences business and to put the assets and business up for sale.  We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical, revenue producing products in the segment.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) is combined into a single line item and prior periods are reclassified for this presentation. On June 19, 2007, we completed the sale of this business for total cash proceeds of $850,000, out of which we paid a selling fee of $45,000 and repaid a loan underlying production equipment in the amount of $40,000.

The business’ revenue, which is reported as discontinued operations in the accompanying condensed consolidated statements of operations, for the three months ended July 31, 2007 and 2006, was $101,000 and $616,000, respectively.  The business’ gain on operations of discontinued operations, net of income taxes, for the three months ended July 31, 2007 and 2006, was $37,000 and $36,000, respectively.

Following is a summary of the net assets sold on the closing date of June 19, 2007, and included in the condensed consolidated balance sheet as discontinued operations on April 30, 2007 (in thousands):

	June 19,	April 30,
	2007	2007
Cash	$—	$110
Accounts receivable	—	25
Inventory	8	66
Property and equipment, net	223	228
Other assets	56	62
Total assets	$287	$491

	June 19,	April 30,
	2007	2007
Accounts payable and accrued liabilities	$—	$33
Note payable	—	39
Total liabilities	$—	$72

NOTE 6 – INVESTMENT IN SENSEIT CORP

On October 26, 2006, we entered into a Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with SenseIt Corp, a Delaware corporation (“SenseIt”), with the intent of accelerating next generation infrared imaging and night vision surveillance technology development and driving related commercialization activities in connection with our Development & Licensing Agreement with Lucent Technologies Inc. (currently known as Alcatel-Lucent), (the “Lucent Agreement” and “Lucent,” respectively).  The joint venture was established through our acquisition of an initial 90% ownership interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement, although we will continue to be jointly and severally liable with SenseIt to Lucent for amounts due to

Lucent under the assigned Lucent Agreement.  The assignment was approved by Lucent.

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

In August 2007, we acquired an additional 10,000 shares of Class A common stock of SenseIt for consideration of $100,000.  Subsequent to this share purchase, we own 674,650 shares of Class A common stock of SenseIt.

We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007.  As a result of not making this payment, Lucent may, after certain steps of notification and periods to cure have been exhausted, cancel the Lucent Agreement and all licenses granted to us thereunder or cease working on the project and then assess us a “start-up” fee if funding was to resume.  Effective July 26, 2007, we received official notification from Lucent that we failed to make the $1,000,000 payment to Lucent by July 16, 2007, and that in the event such non-payment continues for more than ten days, Lucent may at is discretion, suspend work on the development project.  On September 7, 2007, we received official notification from Lucent that they intend to suspend work on the development project if receipt of the $1,000,000 payment is not received by September 16, 2007, although Lucent also has the right to terminate the agreement.  We will not be able to make such payment by September 16, 2007, due to a lack of working capital. We can offer no assurance that if Lucent suspends the project that they will choose to restart the project even if we were to successfully raise the funds necessary to make the delinquent payment along with any start-up fee which may be required.  We also cannot offer any assurance that we will be able to raise the funds necessary to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due.  Additionally and subject to the aforementioned project risks and contingencies, SenseIt may need to seek outside financing to make payments to Lucent and, if so elected and subject to availability of financing, such outside financing would dilute our ownership interest in SenseIt.

NOTE 7 – EQUITY

2005 Stock Option Plan

In May 2007, our Board of Directors approved a resolution increasing the shares available for issuance to 2,875,000, an increase of 2,000,000 shares.  Any options granted from this increased allotment will not be exercisable until approved by our shareholders and we expect to include the proposal to approve this plan as an item to be considered at our next annual meeting of shareholders.  Due to a lack of working capital, we have decided to postpone our annual shareholder meeting of shareholders from our earlier contemplated timing of November 2007 to a later period.

Equity Instruments Issued for Services

In May 2007, we entered into a consulting agreement with CEOcast, Inc. to provide investor relations services.  The compensation terms of the agreement included the issuance of 18,750 shares of our common stock, which was valued at $29,000.  The common stock was recorded as prepaid consulting expense and will be amortized ratably over the service period of six months.  For the three months ended July 31, 2007, we recognized $5,000 of selling, general and administrative expense related to the shares of common stock issued under the agreement.

In June 2007, we granted options to purchase 200,000 shares of our common stock to Sound Business Solutions, Inc., an entity whose principal has been providing management services in our semiconductor products and services segment.  This option was granted pursuant to our 2005 Stock Option Plan.  The stock options granted to Sound Business Solutions Inc. are subject to the following vesting schedule: 66,667 shares vested immediately upon grant; 66,667 shares vested on September 7, 2007; and 66,666 shares vest on January 31, 2008.  The stock options granted to Sound Business Solutions Inc. are exercisable through June 18, 2011, at $1.45 per share.  Options to purchase 50,000 shares (valued at $53,000 using the Black-Scholes pricing model) are currently exercisable while options to purchase 150,000 shares are subject to our shareholders approving the aforementioned increase to the cumulative shares issuable under the 2005 Stock Option Plan.  A charge in the amount of $28,000 was recognized as a selling, general and administrative expense for the three months ended July 31, 2007.  This charge related to the portion of the fair value of the currently exercisable option to purchase 50,000 shares that is associated with work performed in the reporting period.  Under SFAS 123(R), a stock option is not considered granted for accounting purposes until stockholder approval is obtained (unless such approval is deemed a formality, which is not the case for the proposed increase to the 2005 Stock Option Plan).  As such, no expense has been recognized in the condensed consolidated financial statements related to the option to purchase 150,000 shares of common stock.  When and if the increase to the 2005 Stock Option Plan is approved by the shareholders, we expect a stock-based compensation charge to be incurred based on the fair value of the stock options on the date of shareholder approval.

NOTE 8 – BORROWINGS

Capital Lease

In May 2007, we entered into a capital lease to finance equipment to be used in production by our semiconductor products and services segment.  The lease is in the principal amount of $628,000, bears a nominal interest rate of 16%, has a term of 36 months and includes a bargain purchase option whereby we have the right subsequent to the expiration of the lease term to purchase the asset under lease for no more than 5% of the original equipment cost.  Additionally, we issued the lessor a common stock warrant (valued at $39,000 using the Black-Scholes pricing model) to purchase 40,000 shares of common stock at $1.50 per share.  The common stock warrant vested immediately, expires on May 28, 2010, and is being amortized to interest expense over the term of the lease.

April 2007 Debenture

In April 2007, we issued to YA Global Investments, L.P. (“YA Global”), formerly known as Cornell Capital Partners, LP, a convertible debenture with a face amount of $2,000,000 (the “April 2007 Debenture”) along with detachable common stock warrants.  For the three months ended July 31, 2007, using the effective interest method we amortized $37,000 of the discount on the April 2007 Debenture to interest expense.  As of July 31, 2007, the April 2007 Debenture has an outstanding face amount of $2,000,000 and is recorded in our condensed consolidated balance sheets at a carrying amount (net of discount) of $1,701,000.  We also recorded accrued interest on the April 2007 Debenture in the amount of $66,000 for the three months ended July 31, 2007.  As of July 31, 2007, cumulative accrued interest is $80,000; such accrued interest is included in other long-term liabilities in the condensed consolidated balance sheets and is due upon maturity of the April 2007 Debenture in May 2009.

We are contractually required to obtain shareholder approval of this transaction by no later than November 30, 2007, including the ability to issue a maximum of 10 million shares upon conversion of the April 2007 Debenture and 250,000 shares for issuance upon exercise of the April 2007 Debenture Warrant.  Due to a lack of working capital, we have decided to postpone our annual meeting of shareholders to a time subsequent to November 30, 2007.  If, as expected, we do not obtain shareholder approval of the April 2007 Debenture by November 30, 2007, and do not receive a waiver from the holder of the April 2007 Debenture, the holder of that debenture may declare an Event of Default.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the April 2007 Debenture, together with interest and other amounts due (a cumulative amount of $2,080,000 at July 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the April 2007 Debenture declares an Event of Default, it is unlikely that we will be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

2006 Convertible Debentures

In May, June and November 2006, we issued to YA Global convertible debentures with a cumulative face amount of $16,000,000 (the “2006 Debentures”) along with detachable common stock warrants.  For the three months ended July 31, 2007, using the effective interest method we amortized $708,000 of the discount on the 2006 Debentures to interest expense.  As of July 31, 2007, the 2006 Debentures have a cumulative outstanding face amount of $16,000,000 and are recorded in our condensed consolidated balance sheets at a carrying amount (net of discount) of $7,673,000.  We also recorded accrued interest on the 2006 Debentures in the amount of $524,000 for the three months ended July 31, 2007.  As of July 31, 2007, cumulative accrued interest is $1,375,000; such accrued interest is included in other long-term liabilities in the condensed consolidated balance sheets and is due upon maturity of the 2006 Debentures in May 2009.

Certain events, as defined in the 2006 Debenture agreements, may allow the 2006 Debentures holder to declare an Event of Default.  One default provision included in the 2006 Debenture agreements provides that the holder of the 2006 Debentures can declare an Event of Default under the 2006 Debentures if we are declared in default under any other debenture or other financial liability instrument in excess of $500,000.  If the holder of the April 2007 Debenture were to declare an Event of Default under that debenture (as discussed previously within this footnote), the holder of the 2006 Debentures could declare an Event of Default under the 2006 Debentures.  Remedies for an Event of Default, include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due (a cumulative amount of $17,375,000), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 2006 Debentures declares an Event of Default, it is unlikely that we will be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As of July 31, 2007, we had commitments outstanding for capital expenditures of approximately $100,000.

NOTE 10 - RELATED PARTY TRANSACTIONS

We have a research and development agreement with Institut fur Umwelttechnologien GmbH (“IUT”), an equity method investee of which we own 30%.  We funded $78,000 and $460,000 under this agreement for the three months ended July 31, 2007 and 2006, respectively (and a total of $2,986,000 since entering into our first research and development agreement in June 2004).  All funded payments have been included as research and development in the accompanying condensed consolidated statements of operations.

NOTE  11 – SUBSEQUENT EVENTS

Certain events occurring subsequent to July 31, 2007, are discussed within other notes to the condensed consolidated financial statements.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS-based investment.  We are currently evaluating the impact of this decision on the carrying value of certain assets recorded in our condensed consolidated balance sheets.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “plan,” “will continue,” “will likely result” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A of Part II).  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General Discussion

We are focused on the development and provision of homeland security products and services and the manufacture of 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry.  During the past several years, our operations have been characterized by working capital and cash flow shortfalls, and the need for a significant amount of third party investment to enable us to meet our financial obligations.  Although we have met our obligations to date (except for the $1,000,000 payment that was due to Lucent on July 16, 2007), we have frequently been required to allocate our available cash among various obligations.  During the three months ended July 31, 2007 and subsequently, we have also refocused our operations and have attempted to reduce significantly our expenses, including the cash flow necessary to pay our corporate and divisional overhead.

In June 2007 we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable homeland security and semiconductor company and because of deteriorating business conditions in the historical, revenue producing products in this business.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS-based investment.

We continue to work towards developing a next-generation infrared imaging and night vision surveillance technology with our partner Lucent but as discussed further below, we have not been able to make our required development payments to Lucent.  As a result of not making our required development payments on a timely basis, Lucent has the right (until we make the outstanding payment) to suspend or terminate the project without recourse to us.  We were recently notified by Lucent that if we did not make the outstanding $1,000,000 payment by September 16, 2007, Lucent intends to suspend work on the development project, although Lucent also has the right to terminate the agreement.  We will not be able to make such payment by September 16, 2007, due to a lack of working capital.  We continue to seek financing in order to resume the project but we can offer no assurance that we will be successful or, if successful, Lucent will chose to restart the project.  If Lucent were to terminate the project we will likely lose our entire investment in SenseIt as it will become valueless.

Although our common stock is quoted on the Nasdaq Capital Market, as of July 31, 2007, our stockholders’ equity was $766,000 and thus we have failed to meet the listing requirement of either stockholders’ equity of at least $2,500,000 or market value of listed securities of at least $35,000,000.  As a result, upon filing this Form 10-Q we expect to receive a notice from Nasdaq for failure to comply with this requirement.  In addition, our per-share bid price is (and has been for some time) below the required $1.00 minimum requirement and as a result we expect to receive a notice from Nasdaq for failure to comply with this requirement as well.  Given our current lack of working capital, ongoing operating losses and difficulty in obtaining additional financing it is likely that we will not be able to cure these deficiencies.  If we are not able to cure such deficiencies, it most likely will result in our delisting from the Nasdaq Capital Market.

Liquidity and Capital Resources

We have had working capital shortages in the past and, although we raised capital totaling more than $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses, which have impacted working capital.  As of July 31, 2007, our condensed consolidated balance sheet reflects working capital of $1,953,000.  In addition, as a result of our continued operating losses and projected declining working capital balances during the year ending April 30, 2008, the auditors report included with our financial statements for the year ended April 30, 2007, included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.  We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into our quarter ending January 31, 2008, unless we are able to achieve significant additional financing.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

We are contractually required to obtain shareholder approval of the April 2007 Debenture (held by YA Global) by no later than November 30, 2007.  Due to a lack of working capital, we have decided to postpone our annual meeting of shareholders to a time subsequent to November 30, 2007.  If, as expected, we do not obtain shareholder approval of the April 2007 Debenture by November 30, 2007, and do not receive a waiver from the holder of the April 2007 Debenture, the holder of that debenture may declare an Event of Default.  Further, a default provision in the 2006 Debentures (also held by YA Global) would allow the holder to also declare an Event of Default of that debenture agreement if we were declared in default of the April 2007 Debenture.  Remedies for an Event of Default under all convertible debenture agreements include the option to accelerate payment of the full principal amount of the respective debenture, together with interest and other amounts due (a cumulative $19,455,000 as of July 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder declares default, it is unlikely that we will be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

See additional discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During the year ended April 30, 2007, and the three months ended July 31, 2007, we generated sales from stable and radioactive isotopes, silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry, although sales from stable and radioactive isotopes were reported as discontinued operations in the accompanying condensed consolidated statements of operations as described below. Additionally, as a result of the acquisition of PPSC in May 2005, we also generated revenues from providing security services for leading businesses and institutions in healthcare, education, retail, manufacturing, banking and the art world.  For information about segment revenue, refer to Note 4 (Segment Information) to the condensed consolidated financial statements located in Item 1: Financial Statements.

In June 2007 we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable homeland security and semiconductor company and because of deteriorating business conditions in the historical, revenue producing products in this business.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) is combined into a single line item and prior periods are reclassified for this presentation.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 and $616,000 for the three months ended July 31, 2007 and 2006, respectively.

The following is a more specific discussion of our current operations.

Homeland Security

Isonics Homeland Security and Defense Corporation (“HSDC”) focuses the majority of our efforts in the homeland security sector.  These efforts included entry into the security services market through our acquisition of PPSC in May 2005, acquisition and (prior to August 2007) development of our IMS detection technology and our entry into an agreement (currently in default) with Lucent and a 90% owned joint venture named SenseIt Corp to develop innovative infrared imaging and night vision surveillance technology.   HSDC’s ownership also includes our 30% minority interest in IUT.  The following is a detail of each of our product lines within our homeland security operations:

Security Services - In May 2005, we acquired PPSC, a provider of security services located in New York, New York.  Since the effective date of the acquisition, PPSC has delivered significant revenue to our condensed consolidated financial statements and has provided gross margin of approximately 22% of revenues for the three months ended July 31, 2007.

During the fourth quarter of the year ended April 30, 2007, and the three months ended July 31, 2007, we implemented cost cutting initiatives that were expected to positively impact the results of PPSC’s operations.  Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  As a result, we have and will exit lower-margin business areas for premium accounts that prefer higher quality of service.  As a result of the impact of certain of these cost cutting initiatives, the segment generated operating income of $70,000 for the three months ended July 31, 2007, as compared to an operating loss of $(274,000) for the three months ended July, 2006.  For the three months ended July 31, 2007 and 2006, the operating loss includes non-cash amortization of acquisition-related customer intangibles and stock-based compensation expense in the amount of $45,000 and $90,000, respectively.

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

Detection Technology – During our year ended April 30, 2007 and through July 31, 2007, we offered our existing IMS-based products (the panel-mounted IMS and EnviroSecure), although we have not engaged in any significant marketing efforts for these products since late in calendar year 2006.  Although we continued to offer EnviroSecure™, a system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings, we did not make any sales of this product or engage in any significant marketing activities.  Our sales of the panel-mounted IMS product have been extremely limited and have resulted in deferred revenue that we have not yet substantially recognized. We have not recently engaged in any marketing efforts for that product, and we do not intend to recommence any marketing efforts until (if ever) we are adequately capitalized, have a commercial product and have identified a market.

During the latter half of the year ended April 30, 2007, we redefined and refocused the operations of HSDC to focus on the development of partnerships with leading prime contractors in the security and defense, industrial and transportation markets, although we have not yet developed any such partnerships.  By working with these types of partners, we believed that we would be able to more effectively and efficiently complete the development of our IMS-based products with the goal of incorporating them into the products and systems of our partners.  If we were successful in developing these types of strategic partnerships, we believed that we would be in a better position to compete with the current industry leaders through leveraging the marketing arms and customer bases of these partners.  This change in strategic direction delayed the time frame for significant product sales but we were hopeful that it would allow for a significant reduction in development costs and a greater penetration of the market in the future.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS-based investment.

In November 2005, we signed a development agreement with DualDraw LLC (“Dual Draw”), a manufacturer of air quality equipment.  Under this agreement, we worked to incorporate our panel-mounted IMS-based system into the DualDraw mailroom inspection workstation, a downdraft workstation that keeps toxic substances away from the breathing zone of mailroom workers who are sorting or opening mail and captures such substances with a HEPA (high efficiency particulate air) filtration system.  The incorporation of our IMS capability provides an alarm if certain toxic or explosive substances are detected.  We completed seven commercial installations of our panel-mounted IMS-based product in the AirChx system manufactured by Dual Draw during the year ended April 30, 2007, as well as an additional eight units during the three months ended July 31, 2007.  We have not received payment from DualDraw for the latter eight units, and our anticipated revenue for all units are primarily being classified as deferred revenue pending completion of certain tasks. We do not expect to receive any more purchase orders from DualDraw for our panel-mounted IMS-based product.

Infrared Imaging Technology – In December, 2005, we approved a development plan that resulted in us becoming obligated under the Lucent Agreement we entered into with Lucent in September 2005 which, in October 2006, we assigned to our 90% owned subsidiary, SenseIt, which is described in more detail below.  Under the Lucent Agreement, we are attempting to develop a next-generation infrared imaging and night vision surveillance technology based on Lucent’s micro electro-mechanical systems (“MEMS”) technology under development at its nanotechnology fabrication facility.  Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes and threat detection devices used to identify concealed weapons or explosives.  The MEMS approach to infrared imaging, if successful, may lead to products which we believe will at least equal the performance of, with a lower power consumption and price than, products currently available in the marketplace today.  Additionally, a MEMS-based product may also provide for cost efficiencies in the manufacturing process.  The development plan contemplates a proof-of-concept during calendar year 2007, followed by steps towards commercialization, though we can provide no assurance that a commercially attractive product will ultimately be available.

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

We have paid Lucent $6,000,000 of the $12,000,000 due, and we have paid an additional $750,000 to SenseIt for its working capital purposes or on behalf of SenseIt during initial incorporation.

We are currently seeking additional financing to allow us to fund SenseIt so that SenseIt can make its delinquent and future contractual development payments to Lucent.  Because SenseIt has failed to make a mandatory $1,000,000 payment to Lucent (which payment was due July 16, 2007), Lucent has advised us that it intends to suspend work on the project, although Lucent may also terminate the agreement.  There can be no assurance that once suspended, Lucent will ever agree to recommence work on the project.  If we are unable to arrive at an agreement with Lucent to recommence work on the project and raise sufficient funds to enable us to cure our delinquency with Lucent, we will likely lose our entire investment in SenseIt as it will become valueless.

We cannot offer any assurance that we will be able to raise the funds necessary to make all of the required payments to Lucent, or that the technology will be developed to a point where we want to continue to make such payments when due.  Additionally and subject to the aforementioned project risks and contingencies, SenseIt may need to seek outside financing to make payments to Lucent and, if so elected, such outside financing would dilute our ownership interest in SenseIt.  Lastly, although we are hopeful of a positive outcome, we can offer no assurance that the development activity underway with Lucent and SenseIt will yield technologically relevant and commercially viable products.

In addition to Lucent’s right to terminate the project because of SenseIt’s non-payment, SenseIt has the right to terminate the development project for any reason (including if the development work is not proceeding up to our expectations) from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  Additionally, upon the commencement of commercial sales, if ever, we would be obligated to pay royalties based on revenue, potentially a sales referral fee based on revenue and also an annual exclusivity payment (to Lucent) to maintain our exclusive rights to the developed technology.

Semiconductor Products and Services

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we have experienced a softening of demand for our products and services during the three months ended July 31, 2007 and subsequently (as discussed further below).  The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000).  The positive operating income results primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 46% of segment revenue for the three months ended July 31, 2007 ($970,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue).  At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers experienced weakened business results in recent quarters.  In addition, some customers have reported inventory buildup in reclaim and/or test products.  As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown significantly impacted our revenues, results of operations and cash flows for the three months ended July 31, 2007, in which we generated an operating loss of $(361,000) as compared to $(199,000) for the three months ended July 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we generated operating income of $286,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and will continue to do so.  It is unclear as to when our customers’ demand will rebound but we believe that this is a relatively short-term condition and are hopeful that we will begin to see a recovery during the next six months.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect a significant reduction in revenue for the three months ended October 31, 2007 (as compared to the three months ended October 31, 2006) and the reporting of an operating loss for the segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

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

	Three Months Ended
	July 31,
	2007	2006

Revenues	100.0%	100.0%
Cost of revenues	85.2	82.0
Gross margin	14.8	18.0

Operating expenses:
Selling, general and administrative	35.6	55.5
Research and development	17.3	20.7
Total operating expenses	52.9	76.2
Operating loss	(38.1)	(58.2)

Other income (expense), net	(23.9)	22.7
Loss from continuing operations before income taxes and elimination of minority interest	(62.0)	(35.5)
Income tax expense	—	—
Minority interest in operations of consolidated subsidiary	1.7	—
Loss from continuing operations	(60.3)	(35.5)
Gain on discontinued operations, net of income taxes	9.4	0.5
NET LOSS	(50.9)%	(35.0)%

Revenues

Revenues from our security services and semiconductor products and services segments decreased for the three months ended July 31, 2007, as compared to the same period of our prior fiscal year, as described in the following table:

	Three Months Ended
	July 31,
	2007	2006
Homeland security products	$—	$—
Security services	3,756,000	3,877,000
Semiconductor products and services	2,113,000	2,909,000
Total	$5,869,000	$6,786,000

The decrease in revenue from the security services segment for the three months ended July 31, 2007, is due to the net loss of several mainly lower margin security services contracts during the current period.  We continue to market our services aggressively by seeking premium accounts that prefer higher quality of service.  While we anticipate that we will be able to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers experienced weakened business results in recent quarters.  In addition, some customers have reported inventory buildup in reclaim and/or test products.  As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown significantly impacted our revenues, which decreased by approximately 27% to $2,113,000 for the three months ended July 31, 2007, as compared to $2,909,000 for the three months ended July 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we recorded revenues of $3,686,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and will continue to do so.  It is unclear as to when our customers’ demand will rebound but we believe that this is a relatively short-term condition and are hopeful that we will begin to see a recovery during the next six months.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect a significant reduction in revenue for the three months ended October 31, 2007 (as compared to the three months ended October 31, 2006) and the reporting of an operating loss for that segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Our homeland security products segment recorded no revenue for the three months ended July 31, 2007 and 2006.  The proceeds related to the installation of eight commercial units of our panel-mounted IMS-based product in the AirChx system manufactured by Dual Draw during the three months ended July 31, 2007 have been classified as deferred revenue pending completion of certain tasks.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and as a result, we don’t anticipate any sales of our IMS-based products during the three months ended October 31, 2007.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the three months ended July 31, 2007, two security services customers accounted for 18% and 13% of revenues, respectively, and one semiconductor products and services customer accounted for 11% of revenues as compared to the three months ended July 31, 2006, in which two security services customers accounted for 15% and 10% of revenues, respectively, and one semiconductor products and services customer accounted for 23% of revenues.  Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

Gross Margin

Our gross margin decreased for the three months ended July 31, 2007, as compared to the same period of our prior fiscal year, both on a dollar amount and on a percentage of revenues, as reflected in the following table:

	Three months ended July 31,
	2007	2006
Dollar amount	$871,000	$1,219,000
Percent of revenues	14.8%	18.0%

The decrease in gross margin on a percentage basis is due primarily to the downturn in our semiconductor products whereby the downturn has lead to a significant decrease in revenue which has forced us to allocate our fixed facility costs over a lower base, correspondingly decreasing gross margins on a percentage basis.  To a lesser extent, the decrease on a percentage basis is also due to the provision of lower prices in order to obtain new or keep existing business.

The decrease in gross margin on a dollar basis is due mainly to the decrease in revenue for our semiconductor products and services segment along with the net loss of several mainly lower margin security services contracts during the current period.  As a result of the slowdown in orders of reclaim and/or test wafers during the three months ended July 31, 2007, and into the three months ending October 31, 2007 (as discussed above) it is currently unclear if we will be successful in maintaining or increasing quarterly gross margins (on a dollar basis) in our semiconductor products and services segment for the year ending April 30, 2008.

On a dollar basis, gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing.  Our ability to positively impact consolidated gross margin will in a large part be dependent upon our ability to grow sales in our security service segment through increased sales of security services and in our semiconductor products and services segment through increased sales of 300-millimeter products and services and wafer thinning services.

On a percentage of revenue basis, in general we anticipate that the gross margin percentage in our security services segment (within 1-2 percentage points) will remain relatively stable.  As a result of the current downturn which has and may lead to more increased competition and lower prices, our semiconductor products and services segment will most likely experience a decrease in gross margins as a percentage of revenues during the year ending April 30, 2008, as compared to the year ended April 30, 2007.  Due to fixed facility costs included in cost of revenues in the semiconductor products and services segment, the gross margin percentage is particularly sensitive to volume and revenue changes.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased both as a dollar amount and as a percentage of revenue for the three months ended July 31, 2007, as compared to the same respective period of our prior fiscal year, as reflected in the following table:

	Three months ended July 31,
	2007	2006
Dollar amount	$2,090,000	$3,768,000
Percent of revenues	35.6%	55.5%

The $1,678,000 decrease in selling, general and administrative expenses for the three months ended July 31, 2007, compared to the same period in the prior year is attributable to a combination of factors, including:

•                  approximately $425,000 due to a decrease in staffing and expenditures at the corporate office;

•                  approximately $320,000 due to a decrease in staffing and expenditures in the security services segment;

•                  approximately $300,000 due to a decrease in staffing and operations in the homeland security products segment;

•                  inclusion in the three months ended July 31, 2006, of a noncash charge in the amount of $357,000 related to the amendment to the number of shares issuable and exercise price of certain warrants with ratchet provisions;

•                  an approximate $280,000 decrease in noncash stock-based compensation expense.

Although we are actively focused on reducing selling, general and administrative expenditures, we anticipate that our reported selling, general and administrative expenses will increase during fiscal year 2008 due primarily to stock-based incentive compensation issued as part of a series of management changes made in February 2007.  No expense has been recognized to date related to the option grants made in February 2007 because the new underlying stock option plan or the proposed increase to an existing underlying stock option plan have not been approved by shareholders.  There can be no assurance that anticipated selling, general and administrative expenses will result in increased revenues from product sales.

Research and Development Expenses

Our research and development expenses decreased on both a dollar and a percentage of revenues basis for the three months ended July 31, 2007, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended July 31,
	2007	2006
Dollar amount	$1,017,000	$1,404,000
Percent of revenues	17.3%	20.7%

The majority of research and development expenses for the three months ended July 31, 2007 and 2006 relate primarily to the development of next-generation infrared imaging and night vision surveillance technology through our Lucent relationship and our IMS technology.

Historically a significant amount of the research and development on the IMS technology was performed by IUT.  This amount however was reduced significantly for the three months ended July 31, 2007, as we had changed our focus to a strategic, customer-based focus instead of a product orientation. We funded $78,000 and $460,000 under our agreement with IUT for the three months ended July 31, 2007 and 2006, respectively.  As a result of the suspension of the development, manufacture and sale of our IMS-based products as described above, we expect that future research and development expense with IUT to be minimal.

In December 2005, we approved a development plan with Lucent that obligated us under the Lucent Agreement.  Under the Lucent Agreement, we are attempting to develop a next-generation infrared imaging and night vision surveillance technology.  In October 2006, we acquired a 90% interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement (such assignment was approved by Lucent) and we also entered into a new statement of work with Lucent (which was also transferred to SenseIt).  Inasmuch as SenseIt has failed to meet its payment obligations under the agreement with Lucent, SenseIt may lose its rights under that agreement.  Even if SenseIt (with funding from Isonics or other sources) is able to resume operations under the Lucent agreement, we can provide no assurance that a commercially attractive product will ultimately be available.

For the three months ended July 31, 2007 and 2006, we recognized research and development expense related to the Lucent Agreement of $833,333.  Under the Lucent agreement, SenseIt must provide funding of $1,000,000 per quarter in development funding for the next five quarters (in addition to funding the payment not made that was due on or before July 16, 2007) or risk losing its rights under the Lucent Agreement.  Although the funding is an obligation of SenseIt, we have a right of first refusal to provide SenseIt the necessary funding by purchasing additional shares of SenseIt Series A Common Stock at $10 per share.  We believe that our interest in SenseIt could be significantly diluted were SenseIt to seek funding from third parties at this stage.  Also under the Lucent Agreement, SenseIt has the right to terminate the development project for any reason from time-to-time, so long as termination is prior to the first commercial sale of a licensed product.  As such, assuming (without assurance) SenseIt continues with the development program, we expect our quarterly research and development expense for this purpose to remain elevated.  If we are unable to provide SenseIt with the funds necessary to make the quarterly Lucent payments due to Lucent, SenseIt will be required to seek funding from outside sources.

We believe that the development and introduction of new product applications is critical to our future success, but we are unable to continue any significant research and development efforts given our current working capital shortages.  If we expend any funds for research and development, we are unlikely to expend those funds on our IMS-based products.  However (assuming we are able to raise sufficient funds and Lucent chooses to restart the project (which cannot be assured), we expect that research and development expenses would increase at SenseIt.  It is likely that research and development expenditures will continue to vary as a percentage of revenues because of the timing and amount of future revenues and the timing of and availability of working capital for research and development expenses. Except for work being performed on our semiconductor products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Significantly all other research and development work is performed by outside entities, none of which we control.  Although we expend significant resources on research and development, we cannot offer any assurance that our current or future lines of business or products resulting from our research and development efforts will be profitable or generate significant revenues.

Operating (Loss) Income

For the three months ended July 31, 2007 and 2006, our operating segments incurred operating (loss) income as follows:

	Three months ended July 31,
	2007	2006
Homeland security products	$(1,321,000)	$(1,114,000)
Security services	70,000	(274,000)
Semiconductor products and services	(361,000)	(199,000)
Reconciling amounts (1)	(624,000)	(2,366,000)
Total	$(2,236,000)	$(3,953,000)

(1) Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors’ compensation. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007).  As a result, we reclassified the operations of our life sciences business as discontinued operations.  Prior year information has been reclassified to conform with the current year presentation.

Our homeland security products segment has generated significant operating losses as our effort to develop and commercialize our IMS technology has not been successful.  As a result of the suspension of the development, manufacture and sale of our IMS-based products as described above, we expect that future operating losses will decrease as we seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS-based investment.

For the three months ended July 31, 2007 and 2006, our security services segment delivered revenue of $3,756,000 and $3,877,000, respectively.  The operating income for the three months ended July 31, 2007, is due primarily to the benefits received from the cost cutting initiatives we implemented at PPSC during the six months ended July 31, 2007 (see below for additional discussion).  The operating loss for the three months ended July 31, 2006 is inclusive of a write-off of a single customer’s accounts receivable balance in the amount of $114,000.  Although we continue to pursue selected domestic government contracts, we have taken steps to reduce our spending on sales and marketing in this area.

During the six months ended July 31, 2007, we implemented significant cost cutting initiatives that are expected to positively impact the results of PPSC’s operations.  Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, where PPSC is able to differentiate itself from its peers.  As a result, we have and will continue to exit lower-margin business areas in lieu of premium accounts that prefer higher quality of service.  While we believe that these cost cutting initiatives and refocused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008, we can offer no assurance that this will actually occur.

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we have experienced a softening of demand for our products and services during the three months ended July 31, 2007 and subsequently (as discussed further below).  The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000).  The positive operating income results primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 46% of segment revenue for the three months ended July 31, 2007 ($970,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue).  At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers experienced weakened business results in recent quarters.  In addition, some customers have reported inventory buildup in reclaim and/or test products.  As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown significantly impacted our results of operations and cash flows for the three months ended July 31, 2007 in which we generated an operating loss of $(361,000) as compared to $(199,000) for the three months ended July 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007 whereby we generated operating income of $286,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and will continue to do so.  It is unclear as to when our customers’ demand will rebound but we believe that this is a relatively short-term condition and are hopeful that we will begin to see a recovery during the next six months.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect a significant reduction in revenue for the three months ended October 31, 2007 (as compared to the three months ended October 31, 2006) and the reporting of an operating loss for that segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Other Income (Expense), net

Other income (expense), net decreased for the three months ended July 31, 2007 and 2006 as both a dollar amount and as a percentage of revenues, as reflected in the following table:

	Three months ended July 31,
	2007	2006
Dollar amount	$(1,402,000)	$1,545,000
Percent of revenues	(23.9)%	22.7%

For the three months ended July 31, 2007, other income (expense), net consists of interest expense of $(1,429,000), the amortization of debt issuance costs of $(41,000) and equity in the net loss of an investee of $(42,000) partially offset by interest and other income of $97,000 and a gain on derivative instruments of $13,000.  Included in interest expense for the three months ended July 31, 2007 are non-cash charges of $1,335,000 related primarily to the amortization of the discount and the accrual of interest on our outstanding convertible debentures.

For the three months ended July 31, 2006, other income (expense), net consists of the recording of a gain on derivative instruments in the amount of $2,131,000 related to the change in fair value of the two derivative liabilities which we recorded in our condensed consolidated balance sheets and the recording of a gain on extinguishment of debt in the amount of $227,000, which resulted from the retirement of $3,880,000 in principal amount of 8% Debentures partially offset by $(650,000) of interest expense, $(115,000) of amortization of debt issuance costs and equity in the net loss of an investee of $(88,000).

We expect that our other expenses will be volatile based on the future timing of repayment , if ever, of the remaining convertible debentures (see the Liquidity and Capital Resources discussion below) and the fluctuations in fair value of and classification of the instruments underlying our derivative liabilities.

Income Taxes

We currently operate at a loss and expect to operate at a loss until (if ever) our operations begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As a result, we have provided a valuation allowance against our net deferred tax asset because, based on available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Additionally, due to certain “change in ownership” rules (as defined by the IRS), utilization of our federal net operating losses may be subject to certain annual limitations.

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary for the three months ended July 31, 2007 and 2006 is reflected in the following table:

	Three months ended July 31,
	2007	2006
Dollar amount	$100,000	—
Percent of revenues	1.7%	—

The amount of minority interest in operations of consolidated subsidiary recorded for the three months ended July 31, 2007, relates to our purchase of a 90% interest in SenseIt in October 2006 and the subsequent operation of the business.  The amount is expected to fluctuate in future periods dependent upon the development and, potentially, financing activities of SenseIt in future reporting periods.  As indicated above, we do not have the capital necessary to make further investments in SenseIt and, as a result, SenseIt may lose its only business opportunity – participation in the Lucent Agreement.

Gain on Discontinued Operations, net of Income Taxes

Gain on discontinued operations, net of income taxes increased on both a dollar and a percentage of revenues basis for the three months ended July 31, 2007, as compared to the same period of our prior fiscal year as reflected in the following table:

	Three months ended July 31,
	2007	2006
Dollar amount	$553,000	$36,000
Percent of revenues	9.4%	0.5%

In January 2007, we decided to discontinue the operation of our life sciences business and to put the assets and business up for sale (which was sold in June 2007).  We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical, revenue producing products in the segment.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are reclassified for this presentation.  The gain, net of income taxes, resulting from operations of the life sciences business was $37,000 and $36,000 for the three months ended July 31, 2007 and 2006, respectively.  The gain on sale of the life sciences business was recorded in the three months ended July 31, 2007, in the amount of $516,000.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 and $616,000 for the three months ended July 31, 2007 and 2006, respectively.

Net Loss

Net loss for the three months ended July 31, 2007 and 2006 is reflected in the following table:

	Three months ended July 31,
	2007	2006
Dollar amount	$(2,985,000)	$(2,372,000)
Percent of revenues	(50.9)%	(35.0)%

We anticipate that consolidated losses will continue until (if ever): (i) revenues from our current operations substantially increase or (ii) we generate substantial revenues from products introduced as a result of our research and development projects.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.  Additionally, we expect that our consolidated net loss will continue as we continue to work through the downturn in the semiconductor market.  As noted above, we have suspended development and marketing of our IMS-based products and Lucent has advised us that it intends to suspend operation under its agreement with SenseIt.  Therefore, we can offer no assurance that we will be able to proceed with either of these projects or that the development and commercialization of these technologies will ever occur.

We anticipate that our operations during the remainder of fiscal year 2008 will result in a loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

Included in the following table are condensed consolidated balance sheet items as of July 31, 2007 and April 30, 2007 and condensed consolidated cash flow items for the three months ended July 31, 2007 and 2006:

	As of
(in thousands)	July 31, 2007	Change	April 30, 2007
Cash and cash equivalents	$1,482	$(74)	$1,556

Working capital	$1,953	(1,357)	3,310

Current convertible debentures, net of discount	$—	—	—
Convertible debentures, net of discount and current portion	9,374	740	8,634
Total convertible debentures, net of discount	$9,374	$740	$8,634

Total convertible debentures, face value outstanding	$18,000	$—	$18,000

	Three months ended
	July 31, 2007	Change	July 31, 2006

Net cash used in operating activities	$(453)	$2,989	$(3,442)
Net cash provided by (used in) investing activities	709	1,169	(460)
Net cash (used in) provided by financing activities	(330)	(8,063)	7,733
Net (decrease) increase in cash and cash equivalents	$(74)	$(3,905)	$3,831

Working Capital

Our working capital was $1,953,000 as of July 31, 2007, as compared to working capital of $3,310,000 as of April 30, 2007. This $1,357,000 decrease in working capital for the three months ended July 31, 2007, is due to a combination of factors, of which the significant factors are set out below:

Factors which increased working capital

•                  net cash of $805,000 received from the sale of our life sciences business in June 2007.

Factors which decreased working capital

•                  $1,433,000 of cash consumed directly in operating activities (calculated as $453,000 of cash used in operating activities, increased by $980,000 of the cash impact of net changes in other current assets or liabilities included therein);

•                  $96,000 related to purchases of fixed assets;

•                  $172,000 representing the current portion of capital lease entered into during the three months ended July 31, 2007;

•                  $90,000 in reclassification of capital leases from long-term to current;

•                  $344,000 of notes payable entered into during the three months ended July 31, 2007, in the normal course of business.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or

reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.   We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into our quarter ending January 31, 2008, unless we are able to achieve significant additional financing.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

Convertible Debentures

We currently have two series of convertible debentures outstanding, the 2006 Debentures and the April 2007 Debenture (together referred to as the “13% Debentures”).  Selected information regarding the 13% Debentures follows (dollars in thousands):

	2006 Debentures	April 2007 Debenture	Total
Debenture agreement date(s)	May, June and November 2006	April 2007	—

Due date - principal and interest	May 2009	May 2009	—

Interest rate	13%	13%	—

Outstanding balances as of July 31, 2007:
Face value	$16,000	$2,000	$18,000
Accrued interest	1,375	80	1,455
Total liability	$17,375	$2,080	$19,455

We are contractually required to obtain shareholder approval of the April 2007 Debenture (held by YA Global) by no later than November 30, 2007.  Due to a lack of working capital, we have decided to postpone our annual meeting of shareholders to a time subsequent to November 30, 2007.  If, as expected, we do not obtain shareholder approval of the April 2007 Debenture by November 30, 2007, and do not receive a waiver from the holder of the April 2007 Debenture, the holder of that debenture may declare an Event of Default.  Further, a default provision in the 2006 Debentures (also held by YA Global) would allow the holder to also declare an Event of Default of that debenture agreement if we were declared in default of the April 2007 Debenture.  Remedies for an Event of Default under all convertible debenture agreements include the option to accelerate payment of the full principal amount of the respective debenture, together with interest and other amounts due (a cumulative $19,455,000 as of July 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder declares default, it is unlikely that we will be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

Cash Flows

As of July 31, 2007, we had $1,482,000 of cash and cash equivalents, a decrease of $74,000 as compared to $1,556,000 at April 30, 2007. Our principal source of funding for the three months ended July 31, 2007 was from the existing working capital as of April 30, 2007, along with the $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007.   Our principal source of funding for the three months ended July 31, 2006 was from the issuance of the 2006 Debentures (with a face amount of $13,000,000) for which we received net proceeds of $12,270,000.

Cash used in operating activities of $(453,000) and $(3,442,000) for the three months ended July 31, 2007 and 2006, respectively, was primarily the result of a net loss of $(2,985,000) (which included noncash expenses and gains in the net amount of a $(935,000) expense) and of $(2,372,000) (which included noncash expenses and gains in the net amount of a $725,000 gain), respectively.

Investing activities provided cash of $709,000 and used cash of $(460,000) for the three months ended July 31, 2007 and 2006, respectively. Cash provided by investing activities for the three months ended July 31, 2007, consisted of $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007 offset by $96,000 expended on additions of property and equipment.  Cash used in investing activities for the three months ended July 31, 2006, consisted of $360,000 expended on additions of property and equipment and $100,000 expended on a 9% equity investment in a business.

Financing activities used cash of $(330,000) and provided cash of $7,733,000 for the three months ended July 31, 2007 and 2006, respectively. Cash used in financing activities for the three months ended July 31, 2007, consisted of payments of principal on capital leases and notes payable in the amounts of $106,000 and $224,000, respectively.  Cash provided by financing activities for the three months ended July 31, 2006, resulted primarily from the issuance of the 6% Debentures, which yielded net proceeds of $12,270,000 offset primarily by principal payments on borrowings of $4,549,000.

Additional Liquidity Considerations

As of July 31, 2007, we have 1,992,377 common stock warrants exercisable at $5.00 related to the 8% Debenture transaction.  In May 2006, 1,139,250 of these common stock warrants were modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $5.00 (or of the holder of our 13% Debentures was to convert a portion of any outstanding debenture at a conversion rate less than $5.00), the remaining 853,125 common stock warrants that have a full anti-dilution provision, would ratchet into a greater number of common stock warrants at a lower exercise price.

As of July 31, 2007, we had commitments outstanding for capital expenditures of approximately $100,000.  Although our commitment to continue to fund the development operations under the agreement between SenseIt and Lucent is not an obligation, it is our desire to continue to do so.  However, we do not currently have the capital to permit us to meet that commitment and, if Lucent terminates the development program, we will most likely lose our entire investment in SenseIt as it will become valueless.

We have satisfied our working capital requirements primarily through financing activities in the past, including the issuance of the 8% Debentures in February 2005 and the 13% Debentures in May, June and November 2006 and April 2007. During our year ended April 30, 2007, we cured several listing deficiencies with Nasdaq.   We expect to receive additional deficiency notifications in the near future, which, if not cured timely, will most likely result in our delisting from the Nasdaq Capital Market. Any such delisting, if it should occur, will make future financing activities significantly more difficult.

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

Off-Balance Sheet Arrangements

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended April 30, 2007.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We have goodwill in the amount of $3,631,000 on our condensed consolidated balance sheet as of July 31, 2007, related to the acquisition of PPSC in May 2005.  During the three months ended January 31, 2007, we performed our annual impairment review on the aforementioned goodwill and concluded that the goodwill is not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $259,000 on our condensed consolidated balance sheet as of July 31, 2007, comprised of our IMS detection technology acquired in December 2002 and the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

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

Valuation of Convertible Debenture Transactions

We enter into transactions that include debentures that are convertible into common stock at rates that may be fixed or variable and also include detachable common stock warrants.  We allocate the proceeds from the debenture transactions based on the estimated fair values of the debentures and the warrants.  If the assumptions used, as they relate to volatility, risk-free interest rate and estimated life of the warrants (including any anti-dilution adjustment provisions) and the fair value of the debentures (included the specific conversion features) were materially different, the overall allocation of proceeds for these transactions could change significantly.  Further, at times we have classified certain embedded conversion features or warrants issued in convertible debenture transactions as derivative liabilities in accordance with US GAAP.  The estimates of fair value of these derivative liabilities involve complex assumptions in the initial recording of the liabilities and in the mark-to-market required for each reporting period.  If the assumptions used to determine the fair value of these liabilities were materially different, the valuation of the liabilities could change significantly.

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

Interest Rates

Our investment portfolio consists of cash and cash equivalents (in the amount of $1,482,000 as of July 31, 2007), all of which is exposed to interest rate fluctuations.  The primary objective of our investments is to earn a market rate of return while preserving principal and maximizing liquidity.  The interest earned on these investments (with a blended yield of 0.5% at July 31, 2007) may vary based on fluctuations in the prevailing interest rate.

Equity Securities

We do not hold any investments in marketable equity securities.  However, we hold interests in various wholly- and partially-owned subsidiaries.  These securities are non-marketable.  Our investment in these subsidiaries may be impacted by the underlying economic conditions of the entity, including the ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales.  These investments involve a great deal of market risk, and there can be no assurance that a specific company will grow or become successful.  Consequently, we could lose all or part of our investment.  Additionally, because IUT is located in Germany, our investment in the entity (and our share of their earnings or losses) may be impacted by changes in foreign currency rates.  The carrying amount of this investment is $340,000 as of July 31, 2007.

Derivative Instruments

We do not purchase derivative instruments on the open market.  However, in accordance with current US GAAP, we have classified certain warrants as derivative instruments (a $1,008,000 current liability at July 31, 2007).  Classification as derivative liabilities was required because there is a possibility that the instruments could be required to be settled on a net cash basis.  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations.  Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price.  As such, the carrying amount of these instruments may be volatile from period to period.  For the three months ended July 31, 2007, we recorded a gain on derivative instruments in the aggregate amount of $13,000 such amount representing the change in fair value between April 30, 2007, and July 31, 2007.  See Note 9 to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data” of our Form 10-K for the year ended April 30, 2007, for a more detailed discussion of the derivative instruments.

Item 4: Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of July 31, 2007 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective as of such date.

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

There were no changes in our internal control over financial reporting during the three months ended July 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had working capital shortages in the past and, although we raised capital totaling more than $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses, which have impacted working capital.  As of July 31, 2007, our condensed consolidated balance sheet reflects working capital of $1,953,000.  In addition, as a result of our continued operating losses and projected declining working capital balances during the year ending April 30, 2008, the auditors report included with our financial statements for the year ended April 30, 2007 included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.  We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into our quarter ending January 31, 2008, unless we are able to achieve significant additional financing.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

We are contractually required to obtain shareholder approval of the April 2007 Debenture (held by YA Global) by no later than November 30, 2007.  Due to a lack of working capital, we have decided to postpone our annual meeting of shareholders to a time subsequent to November 30, 2007.  If, as expected, we do not obtain shareholder approval of the April 2007 Debenture by November 30, 2007, and do not receive a waiver from the holder of the April 2007 Debenture, the holder of that debenture may declare an Event of Default.  Further, a default provision in the 2006 Debentures (also held by YA Global) would allow the holder to also declare an Event of Default of that debenture agreement if we were declared in default of the April 2007 Debenture.  Remedies for an Event of Default under all convertible debenture agreements include the option to accelerate payment of the full principal amount of the respective debenture, together with interest and other amounts due (a cumulative $19,455,000 as of July 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder declares default, it is unlikely that we will be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

Our ability to obtain further necessary financing is limited.

We have historically financed our operating losses and cash flow deficits through private placements of our equity and debt securities.  Our outstanding 13% Debentures contain significant restrictions on our ability to raise any additional capital for so long as the convertible debentures are outstanding.  While ultimately our ability to finance our operations will depend on our ability to generate revenues that exceed our expenses, we have short-term needs for significant additional financing which may not be available because of the outstanding debentures, as well as the significant number of outstanding options and warrants which contain adjustment provisions should we issue shares of our common stock at prices below the current exercise prices.  We do not believe that we will be able to obtain additional financing without the cooperation of our principal debenture holder.  Although we have had numerous discussions with our principal debenture holder, we cannot offer any assurance that it will take the steps necessary for us to obtain the financing we need to continue our business operations through the current fiscal year.  Ultimately our only source of additional capital may be the holder of our outstanding debentures, and if that holder declines (for any reason) to invest additional amounts into Isonics, we may not be able to continue as a going concern.

We may be delisted from the Nasdaq Capital Market and delisting may adversely impact our ability to raise capital.

Although our common stock is quoted on the Nasdaq Capital Market, at July 31, 2007 our stockholders’ equity was $766,000 and thus we have failed to meet the listing requirement of either stockholders’ equity of at least $2,500,000 or market value of listed securities of at least $35,000,000.  As a result, upon filing this Form 10-Q we expect to receive a notice from Nasdaq for failure to comply with this requirement.  In addition, our per-share bid price is (and has been for some time) below the required $1.00 minimum requirement and as a result we expect to receive a notice from Nasdaq for failure to comply with this requirement as well.  Given our current lack of working capital, ongoing operating losses and difficulty in obtaining additional financing it is likely that we will not be able to cure these deficiencies.  If we are not able to cure such deficiencies, it most likely will result in our delisting from the Nasdaq Capital Market.

Because our financing activities are dependent to a large extent on eventual liquidity for the investors, any such delisting, if it should occur, will make future financing activities significantly more difficult, may raise liquidity issues for current investors and may place some of our existing obligations into default.

We have three business segments and, for the three months ended July 31, 2007, two of our three segments operated at a loss.

For the three months ended July 31, 2007 and 2006, our operating segments incurred operating (loss) income as follows:

	For the three months ended July 31,
	2007	2006
Homeland security products	$(1,321,000)	$(1,114,000)
Security services	70,000	(274,000)
Semiconductor products and services	(361,000)	(199,000)
Reconciling amounts (1)	(624,000)	(2,366,000)
Total	$(2,236,000)	$(3,953,000)

(1) Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors’ compensation. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007).  As a result, we reclassified the operations of our life sciences business as discontinued operations.  Prior year information has been reclassified to conform with the current year presentation.

We expect that these losses (on a consolidated basis) will continue for the foreseeable future.  As described in the next risk factor, unless we are able to develop and sell new products profitably, we may be unable to remain competitive and it is likely that our losses and negative cash flow will continue.

Unless we are able to develop and sell our products profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

Our ability to generate positive cash flow, additional revenues, and ultimately net income, is dependent upon the success of our homeland security products, security services and semiconductor operations.  We have discontinued development of our IMS-based products.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers experienced weakened business results in recent quarters.  In addition, some customers have reported inventory buildup in reclaim and/or test products.  As a result of these two factors, we have recently seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown significantly impacted our results of operations and cash flows for the three months ended July 31, 2007, in which we generated an operating loss of $(361,000) as compared to $(199,000) for the three months ended July 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we generated operating income of $286,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and will continue to do so.  It is unclear as to when our customers’ demand will rebound but we believe that this is a relatively short-term condition and are hopeful that we will begin to see a recovery during the next six months.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect a significant reduction in revenue for the three months ended October 31, 2007 (as compared to the three months ended October 31, 2006) and the reporting of an operating loss for that segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

We have had limited success in marketing our homeland security products, having sold to date only fifteen units of our panel-mounted IMS-based product.  In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS-based investment.

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

During the course of the last three fiscal years, we have raised in excess of $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) to finance our business operations and acquisitions. During that period and subsequently, we have also issued a number of shares, options, and warrants, to acquire services and assets from third parties and pursuant to our stock option plans.  If possible under terms that we believe to be appropriate given our financial condition and other circumstances (including our existing capital structure), we intend to raise additional financing during our year ending April 30, 2008.  We also expect to issue additional shares, options, and warrants where we can to obtain necessary services.  Some of the issuances we have made in the past and are likely to make in the future have been issued at prices below market and (as is frequently the case with declining market prices) at prices below our historical market prices.  Consequently, our shareholders have suffered dilution in the value of their shares and can expect that we will be issuing additional securities on similar terms.  Further dilution can be expected to occur when our outstanding options and warrants are exercised or debentures are converted at prices below the market.

Two former holders of a portion of the then outstanding 8% Debentures have asserted that a default existed.

Two entities who held 8% Debentures (which were paid in full as of February 1, 2007) have previously asserted that the issuance of the 13% Debentures constituted a default (due to a potential variable conversion provision contained within the 13% Debentures which gives the 13% Debenture holder the right to convert the 13% Debentures into common stock at the lower of $5.00 or at a discount to market, subject to certain limitations and as defined) under the 8% Debentures.  We have contested that allegation (based on such clause not surviving the final agreement and a defense of in pari delicto), and will defend it in court if necessary.  Although we have not had any further communication from the former holders regarding this issue other than the allegation of default, any litigation would be time consuming and expensive and, although we believe that we have significant grounds to contest the existence of any default, we cannot be assured of success.  If they were to prove a default, we could be liable for 130% of the principal amount of their 8% Debentures on the closing date of the 13% Debenture transaction (an amount of approximately $1,200,000, including accrued interest).

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

We could be subject to environmental regulation by federal, state and local agencies, including laws that impose liability without fault, which could produce working capital shortages and lessen stockholders’ equity.

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

Although our common stock is currently quoted on the Nasdaq Capital Market, our common stock has in the past been (and may, if delisted by Nasdaq again be) subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990.  The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. We have, at times in the past, been included within the SEC Rule 3a-51 definition of a penny stock. When our common stock is considered to be a “penny stock,” trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, for non-Nasdaq and non-national securities exchange listed securities, adding a significant amount of broker-dealer compliance to transactions in penny stocks.  Many brokers are unwilling to engage in transactions in penny stocks and, therefore, if we lose our listing on the Nasdaq Capital Market, the marketability of our securities may weaken significantly.

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

Our stock price has declined from a price of approximately $24.00 (adjusted for the reverse split) per share at the beginning of 2005 to prices of less than $0.55 (adjusted for the reverse split) at various times since May 2006. Our stock price may decline further as a result of future sales of our shares, the perception that such sales may occur, our financial or operational performance, or other reasons.  As of September 12, 2007, approximately 900,000 shares of common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

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

We failed to provide necessary funding to SenseIt to make the most recent development payment to Lucent and, as a result, Lucent could terminate the agreement and our investment in SenseIt would be impaired.  Even if we are able to make the development payment we have missed or future development payments when due, there is no guarantee that the development activity will yield technologically relevant and commercially viable products.

SenseIt failed to make the development payment due to Lucent on July 16, 2007.  SenseIt was unable to make this payment because we were unable to provide adequate funding to SenseIt.  Consequently, Lucent may in its discretion take steps to terminate the agreement and all licenses granted to us thereunder or cease working on the project and then assess SenseIt a “start-up” fee if funding was to resume.  On July 26, 2007, we received official notification from Lucent that we failed to make the $1,000,000 payment to Lucent by July 16, 2007, and that in the event such non-payment continues for more than ten days, Lucent may at is discretion, suspend work on or terminate the development project.  On September 7, 2007, we were notified by Lucent that if we fail to make the payment by September 16, 2007, Lucent intends to suspend work on the development project, although Lucent also has a right to terminate the agreement.  We will not be able to make such payment by September 16, 2007, due to insufficient working capital.  If Lucent were to terminate the project we will most likely lose our entire investment in SenseIt as it will become valueless.

Because of our continuing working capital shortages, we may not be able to provide SenseIt funding for current or future development payments to Lucent, and SenseIt may not be able to find third-party investors to provide it the necessary capital.  If the Lucent agreement were to be canceled, our investment in SenseIt would be impaired.  Lastly, although we are hopeful of a positive outcome, we can offer no assurance that the development activity underway with Lucent and SenseIt will yield technologically relevant and commercially viable products.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission, or SEC, require us to include this assessment and attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending April 30, 2008.   We have incurred and, to the extent our working capital allows, will continue to incur significant increased costs in implementing and responding to these requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex, and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and other financial and human resources. We may have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. In addition, we will incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If (because of a lack of financial resources or other reasons) we are unable to complete the work necessary to comply with the section 404 requirements, or we are unable to favorably assess the effectiveness of our internal control over financial reporting when we are required to, or if our independent auditors are unable to provide an unqualified attestation report on such assessment (if applicable for the fiscal year ending April 30, 2008), we may be required to change our internal control over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

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

(f)                                    No cash proceeds were received.

Sound Business Solutions, Inc.

On June 19, 2007, we entered into a consulting agreement with Sound Business Solutions, Inc, a corporation controlled by Joanna Lohkamp.  Ms. Lohkamp served as the Chief Operating Officer of our wholly owned subsidiary IVI  through September 7, 2007, and continues to be involved in the business in other capacities.   Pursuant to that agreement we granted Sound Business Solutions, Inc. options to purchase 200,000 shares of our common stock. The following is the information required by Item 701 of Regulation S-K.

(a)                                  On June 19, 2007, we granted Sound Business Solutions Inc. options to purchase 200,000 shares of our common stock pursuant to our 2005 Equity Plan (a portion not yet subject to a registration statement).  The options are exercisable at $1.45 and expire on June 18, 2011.  Options to acquire 66,667 shares vested immediately, options to acquire 66,667 shares vest on September 7, 2007, and 66,666 of the options vest on January 31, 2008.

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

(f)                                    No proceeds were received.

Michael Caridi

On June 22, 2007, our wholly owned subsidiary PPSC entered into an employment agreement (the “Employment Agreement”) with Michael Caridi to serve as PPSC’s Senior Vice President.  Pursuant to the Employment Agreement, we granted Mr. Caridi options to purchase 150,000 shares of our common stock pursuant to our 2007 Restructuring Equity Plan, which plan is subject to shareholder approval.  The following is the information required by Item 701 of Regulation S-K.

(a)                                  On June 22, 2007, we granted Michael Caridi options to purchase 150,000 shares of our common stock.  The options are exercisable at $1.50 and expire on June 21, 2012.  The options are subject to the following vesting schedule:  (i) 50,000 options vested immediately; (ii) 25,000 shares vest six months from the date of the Employment Agreement;  (iii) 25,000 options vest nine months from the date of the Employment; and (iv)  50,000 shares vest upon achieving certain operating income levels for the fiscal year ending April 30, 2008.  Options shall only vest if Mr. Caridi is an employee of PPSC on each vesting date.

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

(f)                                  No proceeds were received.

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

We held our last annual meeting of shareholders on October 30, 2006, and a special meeting of our shareholders on January 2, 2007.  In the definitive proxy statement for our January 2, 2007 special meeting, we advised our shareholders that we expected to hold our next annual meeting of shareholders in October 2007, and that proposals from shareholders must be received by May 1, 2007 for consideration for inclusion in the proxy.  Due to a lack of working capital, we have decided to postpone our annual meeting of shareholders, but have not yet determined when we will hold the meeting or whether we will hold any meeting in our current fiscal year.  We have given consideration to holding the meeting in February 2008 or thereafter.  The Nasdaq Marketplace Rules require that our annual meeting of shareholders be held on or before the end of our current fiscal year (April 30, 2008).  As described above, it is likely that we will be delisted from Nasdaq before the end of our current fiscal year.  Although we do not yet know whether or when we will be holding our next shareholders’ meeting, we are requiring that proposals from our shareholders for consideration at the next meeting must be presented to us not later than October 1, 2007, and should be addressed to Corporate Secretary, Isonics Corporation, 5906 McIntyre Street, Golden, Co 80403.  After October 1, 2007, any shareholder proposal will be considered untimely.  If we extend the date of our shareholders’ meeting further, we will provide a new date for receipt of proposals.

Item 6: Exhibits

Exhibits.

3.1

Restated articles of incorporation (incorporated by reference from our Current Report on Form 8-K (File No. 001-12531), dated June 13, 2007 and filed on June 25, 2007, and incorporated herein by reference.

3.2	Restated bylaws (incorporated by reference from our Current Report on Form 8-K (File No. 001-12531), dated March 27, 2006, and filed on March 31, 2006, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 14th day of September 2007.

Isonics Corporation
(Registrant)

By	/s/ John Sakys
John Sakys
President, interim Chief Executive Officer

By	/s/ Kenneth J. Deane
Kenneth J. Deane
Chief Accounting Officer and Chief Financial Officer