Form 10-Q
period 2007-10-31
ISONICS CORP
filed 2007-12-17
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2007
Common Stock — no par value	12,658,150 shares

Isonics Corporation and Subsidiaries

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	October 31, 2007	April 30, 2007
CURRENT ASSETS:
Cash and cash equivalents	$753	$1,556
Accounts receivable (net of allowances of $122 and $146, respectively)	3,357	3,678
Inventories	793	1,259
Prepaid expenses and other current assets	506	1,388
Assets of discontinued operations	—	491
Total current assets	5,409	8,372

LONG-TERM ASSETS:
Property and equipment, net	5,560	5,666
Goodwill	3,631	3,631
Intangible assets, net	78	303
Equity in net assets of investee	303	382
Other assets	520	606
Total long-term assets	10,092	10,588

TOTAL ASSETS	$15,501	$18,960

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	(Unaudited)
	October 31, 2007	April 30, 2007
CURRENT LIABILITIES:
Accounts payable	$966	$973
Accrued liabilities	2,083	2,522
Derivative liabilities	517	1,021
Current portion of obligations under capital lease	548	340
Current portion of notes payable	129	134
Current portion of convertible debentures, net of discount	—	—
Liabilities of discontinued operations	—	72
Total current liabilities	4,243	5,062

Obligations under capital lease, net of current portion	900	710
Other long-term liabilities	2,085	888
Convertible debentures, net of discount and current portion	10,206	8,634

TOTAL LIABILITIES	17,434	15,294

Minority interest in consolidated subsidiary	—	111

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock - no par value; 175,000,000 shares authorized; shares issued and outstanding: October 31, 2007 — 12,658,150; April 30, 2007 — 12,639,400	64,348	64,319
Additional paid in capital	20,934	20,705
Accumulated deficit	(87,215)	(81,469)
Total stockholders’ equity (deficit)	(1,933)	3,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,501	$18,960

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues:	$	$	$	$
Products	1,145	1,723	2,016	3,321
Services	4,910	5,532	9,908	10,720
Total revenues	6,055	7,255	11,924	14,041

Cost of revenues:
Products	1,476	1,398	2,351	2,828
Services	4,096	4,060	8,219	8,197
Total cost of revenues	5,572	5,458	10,570	11,025

Gross margin	483	1,797	1,354	3,016

Operating expenses:
Selling, general and administrative	1,864	4,097	3,954	7,865
Impairment loss on intangible assets	145	—	145	—
Research and development	165	784	1,182	2,188
Total operating expenses	2,174	4,881	5,281	10,053

Operating loss	(1,691)	(3,084)	(3,927)	(7,037)

Other income (expense):
Amortization of debt issuance costs	(46)	(44)	(87)	(159)
Interest and other income	2	14	99	54
Interest expense	(1,497)	(769)	(2,926)	(1,419)
Foreign exchange	7	1	7	1
Gain on extinguishment of debt	—	—	—	227
Gain on derivative instruments	491	189	504	2,320
Equity in net income (loss) of investee	(38)	98	(80)	10
Total other income (expense), net	(1,081)	(511)	(2,483)	1,034
Loss from continuing operations before income taxes and minority interest	(2,772)	(3,595)	(6,410)	(6,003)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	11	42	111	42
Loss from continuing operations	(2,761)	(3,553)	(6,299)	(5,961)
Discontinued operations:
Gain (loss) on operations of discontinued operations, net of income taxes	—	(48)	37	(12)
Gain on disposal of discontinued operations, net of income taxes	—	—	516	—
Gain (loss) on discontinued operations, net of income taxes	—	(48)	553	(12)
NET LOSS	$(2,761)	$(3,601)	$(5,746)	$(5,973)

Net loss per share — basic and diluted
Continuing operations	$(0.22)	$(0.31)	$(0.50)	$(0.52)
Discontinued operations	$(0.00)	$(0.00)	$0.04	$(0.00)
Net loss	$(0.22)	$(0.31)	$(0.46)	$(0.52)
Weighted average common shares used in computing per share information	12,658	11,669	12,656	11,518

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31,
	2007	2006
Net cash used in operating activities	$(815)	$(5,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79)	(1,166)
Equity investment in a business	—	(100)
Proceeds from assets held for sale	60	—
Proceeds from sale of discontinued operations, net of selling costs	805	—
Cash provided by (used in) investing activities	786	(1,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(230)	(7)
Principal payments on borrowings	(544)	(5,388)
Proceeds from issuance of common stock	—	15
Proceeds from the issuance of convertible debentures and related warrants, net of offering costs	—	12,270
Cash (used in) provided by financing activities	(774)	6,890

NET DECREASE IN CASH AND CASH EQUIVALENTS	(803)	(133)
Cash and cash equivalents at beginning of period	1,556	1,586
Cash and cash equivalents at end of period	$753	$1,453

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$139	$99
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$628	$—
Accruals for property and equipment	$—	$1,385
Capitalized debt issuance costs associated with issuance of common stock in a financing transaction	$—	$601
Payment in common stock of principal due on convertible debentures	$—	$4,511

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

Going Concern

While as of October 31, 2007, we have working capital of $1,166,000, we have a stockholders’ deficit of  ($1,933,000) and have incurred significant losses from operations and used significant cash flow to fund operations during the most recent several fiscal years and through October 31, 2007.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate we will continue to require funding from investors for working capital as well as business expansion during this fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  In addition, we have convertible debentures outstanding in the cumulative amount of $20,044,000 (which is comprised of the $18,000,000 face amount of the debentures plus related accrued interest) as of October 31, 2007, which are due in May 2009 unless an Event of Default was to occur and the holder then declared an Event of Default.  Subsequent to October 31, 2007, we potentially became non-compliant with certain non-financial covenants of the convertible debentures as more fully discussed in Note 8.  We are in discussions with the holder of the convertible debentures concerning waivers and potential corrective actions related to the covenants in question.  The convertible debentures and related accrued interest are classified as long-term liabilities as of October 31, 2007, based on our belief that we will be able to satisfactorily resolve these matters with the holders of the convertible debentures.  However, as of December 17, 2007, no waivers have been obtained and management cannot provide assurance that the holder of the convertible debentures will not declare an Event of Default.  These conditions raise substantial doubt about our ability to continue operations as a going concern.

During the year ended April 30, 2007, and subsequently, we restructured our management team with the goal of refocusing our product lines, seeking joint venture partners and improving operating performance at the business segments through a focus on strategic products, increased efficiencies in business processes and improvements to the cost structure of each segment.  Despite these changes, our ability to continue as a going concern is dependent upon raising capital through debt or equity financing, obtaining appropriate waivers from the holders of our convertible debentures and/or satisfactorily curing any non-compliance provisions of the debenture agreements and ultimately by increasing revenue and achieving profitable operations. We can offer no assurance that we will be successful in our efforts to raise additional proceeds or achieve profitable operations.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

As of October 31, 2007, (a) a total of 5,112,125 outstanding stock options (excluding 3,550,000 stock options not deemed granted under US GAAP because the underlying plan or increase to the underlying plan has not been approved by our shareholders) and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $18,000,000 at October 31, 2007) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of October 31, 2006, (a) a total of 5,797,010 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $13,000,000 at October 31, 2006) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the six months ended October 31, 2007, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2007	12,639,400
Shares issued for services	18,750
Balance as of October 31, 2007	12,658,150

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $29,000 for the six months ended October 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year commencing May 1, 2008 for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), including interim periods within that fiscal year.  The effective date of SFAS 157 for items not included in the aforementioned category has been deferred.  We are currently evaluating the impact of adopting SFAS 157 on our results of operations and financial condition.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141(R) is effective for our fiscal year commencing May 1, 2009.  Earlier adoption is prohibited.  We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 , Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited.  We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	October 31, 2007	April 30, 2007
Finished goods	$270	$497
Work in process	40	47
Materials and supplies	483	715
Total inventories	$793	$1,259

Property and equipment

Property and equipment consist of the following (in thousands):

	October 31, 2007	April 30, 2007
Office furniture and equipment	$342	$331
Production equipment	8,825	7,613
Vehicles	191	191
Construction in process	314	854
Leasehold improvements	1,215	1,215
	10,887	10,204
Accumulated depreciation and amortization	(5,327)	(4,538)
Total property and equipment, net	$5,560	$5,666

NOTE 4 — SEGMENT INFORMATION

We currently have three reportable segments: homeland security products, security services and semiconductor products and services.  Our homeland security products segment includes both the remaining operations regarding our Ion Mobility Spectroscopy (“IMS”) technology (see Note 9) and the remaining operations of our 90%-owned subsidiary (SenseIt Corp, see Note 6).  Our security services segment provides security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation (“PPSC”).  Our semiconductor products and services segment provides 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and the assets of our former life sciences business which were categorized as discontinued operations prior to their sale in June 2007.  Prior period amounts have been reclassified to conform to current period presentation.

        Information by segment is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Segment revenues:
Homeland security products	$195	$—	$195	$—
Security services	3,866	3,739	7,622	7,616
Semiconductor products and services	1,994	3,516	4,107	6,425
Total	$6,055	$7,255	$11,924	$14,041

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Segment operating (loss) income:
Homeland security products	$(715)	$(2,124)	$(2,036)	$(4,071)
Security services	253	(20)	323	(294)
Semiconductor products and services	(598)	151	(959)	(48)
Reconciling amounts (1)	(631)	(1,091)	(1,255)	(2,624)
Total	$(1,691)	$(3,084)	$(3,927)	$(7,037)

	October 31,	April 30,
	2007	2007
Total assets:
Homeland security products	$356	$1,943
Security services	6,599	6,127
Semiconductor products and services	7,593	9,068
Reconciling amounts (2)	953	1,822
Total	$15,501	$18,960

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

NOTE 5 — DISCONTINUED OPERATIONS

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

The business’ revenue, which is reported as discontinued operations in the accompanying condensed consolidated statements of operations, for the six months ended October 31, 2007 and 2006, was $101,000 and $616,000, respectively.  The business’ gain on operations of discontinued operations, net of income taxes, for the six months ended October 31, 2007 was $37,000, while the loss on operations of discontinued operations, net of income taxes, for the six months ended October 31, 2006, was $(12,000).

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

NOTE 6 — INVESTMENT IN SENSEIT CORP

On October 26, 2006, we entered into a Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with SenseIt Corp, a Delaware corporation (“SenseIt”), with the intent of accelerating next generation infrared imaging and night vision surveillance technology development and driving related commercialization activities in connection with our Development & Licensing Agreement with Lucent Technologies Inc. (currently known as Alcatel-Lucent), (the “Lucent Agreement” and “Lucent,” respectively).  The joint venture was established through our acquisition of an initial 90% ownership interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement, The assignment was approved by Lucent.  The remaining 10% interest in SenseIt is owned by our chairman, Christopher Toffales, although we entered into that agreement with Mr. Toffales before he became affiliated with Isonics Corporation.  We invested an approximate cumulative $7,000,000 in SenseIt and the Lucent Agreement.

We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007.  As a result of not making this payment, effective October 13, 2007, Lucent terminated the Lucent Agreement and our investment in SenseIt has become valueless.  We are in process of winding down the operations of SenseIt.

NOTE 7 — EQUITY

2005 Stock Option Plan

In May 2007, our Board of Directors approved a resolution increasing the shares available for issuance to 2,875,000, an increase of 2,000,000 shares.  Any options granted from this increased allotment will not be exercisable until approved by our shareholders.  Due to a lack of working capital, we have decided to postpone our annual meeting of shareholders from our earlier contemplated timing of November 2007 to a later period, if ever.  Consequently, any stock options issued from the increased allotment may never become effective.

Equity Instruments Issued for Services

In May 2007, we entered into a consulting agreement with CEOcast, Inc. to provide investor relations services.  The compensation terms of the agreement included the issuance of 18,750 shares of our common stock, which was valued at $29,000.  The common stock was recorded as prepaid consulting expense and will be amortized ratably over the service period of six months.  For the six months ended October 31, 2007, we recognized $25,000 of selling, general and administrative expense related to the shares of common stock issued under the agreement.

In June 2007, we granted options to purchase 200,000 shares of our common stock to Sound Business Solutions, Inc., an entity whose principal has been providing management services to our semiconductor products and services segment.  This option was granted pursuant to our 2005 Stock Option Plan.  The stock options granted to Sound Business Solutions Inc. are subject to the following vesting schedule: 66,667 shares vested immediately upon grant; 66,667 shares vested on September 7, 2007; and 66,666 shares vest on January 31, 2008.  The stock options granted to Sound Business Solutions Inc. are exercisable through June 18, 2011, at $1.45 per share.  Options to purchase 50,000 shares (valued at $53,000 using the Black-Scholes pricing model) are currently exercisable while options to purchase 150,000 shares are subject to our shareholders approving the aforementioned increase to the cumulative shares issuable under the 2005 Stock Option Plan.  A charge in the amount of $53,000 was recognized as a selling, general and administrative expense during the six months ended October 31, 2007.  This charge related to the portion of the fair value of the currently exercisable option to purchase 50,000 shares that is associated with work performed in the reporting period.  Under SFAS 123(R), a stock option is not considered granted for accounting purposes until stockholder approval is obtained (unless such approval is deemed a formality, which is not the case for the proposed increase to the 2005 Stock Option Plan).  As such, no expense has been recognized in the condensed consolidated financial statements related to the option to purchase 150,000 shares of common stock.  When and if the increase to the 2005 Stock Option Plan is approved by the shareholders, we expect a stock-based compensation charge to be incurred based on the fair value of the stock options on the date of shareholder approval.  We currently have no definitive plan to hold a shareholder meeting and it is uncertain when our next shareholder meeting will be held, if ever.  Consequently, any stock options issued from the increased allotment may never become effective.

NOTE 8 — BORROWINGS

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

April 2007 Debenture

In April 2007, we issued to YA Global Investments, L.P. (“YA Global”), formerly known as Cornell Capital Partners, LP, a convertible debenture with a face amount of $2,000,000 (the “April 2007 Debenture”) along with detachable common stock warrants.  For the six months ended October 31, 2007, using the effective interest method we amortized $75,000 of the discount on the April 2007 Debenture to interest expense.  As of October 31, 2007, the April 2007 Debenture has an outstanding face amount of $2,000,000 and is recorded in our condensed consolidated balance sheets at a carrying amount (net of discount) of $1,740,000.

We also recorded accrued interest on the April 2007 Debenture in the amount of $131,000 for the six months ended October 31, 2007.  As of October 31, 2007, cumulative accrued interest is $145,000; such accrued interest is included in other long-term liabilities in the condensed consolidated balance sheets and is due upon maturity of the April 2007 Debenture in May 2009.

Subsequent to October 31, 2007, we did not meet certain non-financial requirements under the April 2007 Debenture and its holder may potentially be able to, in its discretion, declare an Event of Default.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the April 2007 Debenture, together with interest and other amounts due (a cumulative amount of $2,145,000 at October 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the April 2007 Debenture declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

2006 Convertible Debentures

In May, June and November 2006, we issued to YA Global convertible debentures with a cumulative face amount of $16,000,000 (the “2006 Debentures”) along with detachable common stock warrants.  For the six months ended October 31, 2007, using the effective interest method we amortized $1,497,000 of the discount on the 2006 Debentures to interest expense.  As of October 31, 2007, the 2006 Debentures have a cumulative outstanding face amount of $16,000,000 and are recorded in our condensed consolidated balance sheets at a carrying amount (net of discount) of $8,466,000.  We also recorded accrued interest on the 2006 Debentures in the amount of $1,048,000 for the six months ended October 31, 2007.  As of October 31, 2007, cumulative accrued interest is $1,899,000; such accrued interest is included in other long-term liabilities in the condensed consolidated balance sheets and is due upon maturity of the 2006 Debentures in May 2009.

Subsequent to October 31, 2007, we did not meet certain non-financial requirements under the 2006 Debentures and their holder may potentially be able to, in its discretion, declare an Event of Default.  Additionally, if the holder of the April 2007 Debenture were to declare an Event of Default under that debenture (which they may currently be able to do as discussed previously within this footnote), the holder of the 2006 Debentures could declare an Event of Default under the 2006 Debentures.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the 2006 Debentures, together with interest and other amounts due (a cumulative amount of $17,899,000 at October 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 2006 Debentures declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

NOTE 9 — IMS-BASED PRODUCTS SUSPENSION

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.  Due to our election to suspend operations regarding our IMS-based products, we reviewed for impairment the trace and bulk detection technology intangible asset associated with the IMS technology.  We determined that the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value, as determined using the expected present value of future cash flows.  As such, during the three months ended October 31, 2007, we recognized an impairment loss in the amount of $145,000, such impairment loss representing the full carrying value of the intangible asset prior to impairment.  The impaired intangible asset relates to the homeland security products reportable segment.

NOTE 10 — LICENSE AGREEMENT

In September 2007, we assigned our existing exclusive rights regarding silicon-28 patents (secured under the 1997 License Agreement with Yale University) to an independent entity, such assignment receiving the consent and agreement of Yale University.  Silicon-28 is a naturally occurring stable isotope of silicon which, in a near isotopically-pure form, may have performance benefits as compared to multi-isotopic materials currently prevalent in the semiconductor marketplace.  In periods presented, our proceeds from the sale of silicon-28 based products have not been material and we have not invested material resources in the program.

In exchange for the assignment of our license, we received a cash payment in the amount of $60,000 and a Non-Recourse Promissory Note (the “Promissory Note”) in the principal amount of $440,000.  The outstanding principal of the Promissory Note will be paid thirty days after the earlier of: (a) the date on which the counterparty first receives revenues in consideration for the sale or licensing (or sublicensing) of the assigned patents or (b) March 5, 2009.  The Promissory Note is without recourse to any assets of the counterparty except for the security interest held in the assigned patents and license.  Due to the non-recourse nature of the Promissory Note and the uncertainty surrounding receiving payment under it, the Promissory Note has not been recognized as an asset in our condensed consolidated financial statements.  Rather, any potential payments will be being treated as a gain contingency and will be recognized in the financial statements upon realization, if ever.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

As of October 31, 2007, we had no commitments outstanding for capital expenditures.

NOTE 12 — RELATED PARTY TRANSACTIONS

We have a research and development agreement with Institut fur Umwelttechnologien GmbH (“IUT”), an equity method investee of which we own 30%.  We funded $80,000 and $721,000 under this agreement for the six months ended October 31, 2007 and 2006, respectively (and a total of $2,988,000 since entering into our first research and development agreement in June 2004).  All funded payments have been included as research and development in the accompanying condensed consolidated statements of operations.  Due to the aforementioned suspension of the development, manufacture and sale of our IMS-based products, we expect to provide no future material funding to IUT so long as the suspension of work on the IMS-based products continues.

NOTE 13 — SUBSEQUENT EVENTS

Certain events occurring subsequent to October 31, 2007, are discussed within other notes to the condensed consolidated financial statements.

On December 6, 2007, we received notification from the Nasdaq Stock Market (“Nasdaq”) that it determined to delist our securities from Nasdaq.  Trading of our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007.

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

General Discussion

We are focused on the provision of homeland security services and the manufacture of 300-millimeter (and smaller diameter) silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry.  During the past several years, our operations have been characterized by working capital and cash flow shortfalls, and the need for a significant amount of third party investment to enable us to meet our financial obligations.  Although we have met our core obligations to date, we have frequently been required to allocate our available cash among various obligations.  During the six months ended October 31, 2007 and subsequently, we have also refocused our operations and have attempted to reduce significantly our expenses, including the cash flow necessary to pay our corporate and divisional overhead.

During the year ended April 30, 2007, and the six months ended October 31, 2007, we generated sales from stable and radioactive isotopes, silicon wafer reclaim and test products, wafer thinning and custom wafer products for the semiconductor industry, although sales from stable and radioactive isotopes were reported as discontinued operations in the accompanying condensed consolidated statements of operations as described below and during the quarter ended October 31, 2007 we suspended operations in our homeland security products segment.  During the year ended April 30, 2006 and the six months ended October 31, 2007, we also generated revenues from providing security services for leading businesses and institutions in healthcare, education, retail, manufacturing, banking and the art world.  For information about segment revenue, refer to Note 4 (Segment Information) to the condensed consolidated financial statements located in Item 1: Financial Statements.

In June 2007, we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable homeland security and semiconductor company and because of deteriorating business conditions in the historical, revenue producing products in this business.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) is combined into a single line item and prior periods are reclassified for this presentation.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 and $1,193,000 for the six months ended October 31, 2007 and 2006, respectively.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

In September 2007, we assigned our existing exclusive rights regarding silicon-28 patents (secured under the 1997 License Agreement with Yale University) to an independent entity, such assignment receiving the consent and agreement of Yale University.  Silicon-28 is a naturally occurring stable isotope of silicon which, in a near isotopically-pure form, may have performance benefits as compared to multi-isotopic materials currently prevalent in the semiconductor marketplace.  In periods presented, proceeds from the sale of silicon-28 based products have been immaterial and we have not invested material resources in the program.

In October 2007, Lucent terminated our development project regarding a next-generation infrared imaging and night vision surveillance technology due to our inability to make a required development payment which was due in July 2007.  As a result, our investment in SenseIt has become valueless.  We are in process of winding down the operations of SenseIt.

Consistent with management focus during the six months ended October 31, 2007 and prior, we continue to evaluate our portfolio of operating businesses and technology with the goal of operating our business more efficiently and monetizing non-core assets.  Additionally, we have considered and will continue to consider business expansion through merger, acquisition, joint venture or other means, although we can offer no assurance as to our ultimate success in increasing the scope of our business through such means.

On December 6, 2007, we received notification from the Nasdaq stating that it determined to delist our securities from Nasdaq.  Trading in our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007.  Nasdaq’s decision was rendered following a hearing held before a Nasdaq Listing Qualifications Panel on November 29, 2007.  We are working with our market makers and are hopeful that our common stock will be enabled for trading on the OTC Bulletin Board.

Liquidity and Capital Resources

We have had working capital shortages in the past and, although we raised capital totaling more than $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses, which have impacted working capital.  As of October 31, 2007, our condensed consolidated balance sheet reflects working capital of $1,166,000.  In addition, as a result of our continued operating losses and projected declining working capital balances during the year ending April 30, 2008, the auditors report included with our financial statements for the year ended April 30, 2007, included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.  We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into our quarter ending April 30, 2008, unless we are able to achieve significant additional financing.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

We have not met certain of the requirements under the 2006 Debentures and the 2007 Debenture (together referred to as the “13% Debentures”) and their holder may be able to, in its discretion, declare an Event of Default.  Additionally, an Event of Default under any one of the 13% Debentures would allow the holder to declare an Event of Default under all of the 13% Debentures.  Remedies for an

Event of Default include the option to accelerate payment of the full principal amount of the 13% Debentures, together with interest and other amounts due (a cumulative amount of $20,044,000 at October 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 13% Debentures declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

See additional discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Homeland Security

Isonics Homeland Security and Defense Corporation (“HSDC”) focuses the majority of our efforts in the homeland security sector.  These efforts have included entry into the security services market through our acquisition of PPSC in May 2005, acquisition and (prior to August 2007) development of our IMS detection technology and our entry into both an agreement (currently terminated) with Lucent and a 90% owned joint venture named SenseIt Corp to develop innovative infrared imaging and night vision surveillance technology.   HSDC’s assets also include our 30% minority interest in IUT.

Security Services — Since the effective date of our acquisition of PPSC in May 2005, PPSC has delivered significant revenue to our condensed consolidated financial statements and has provided gross margin of approximately 23% of revenues for the six months ended October 31, 2007.

During the fourth quarter of the year ended April 30, 2007, and the six months ended October 31, 2007, we implemented cost cutting initiatives that were expected to positively impact the results of PPSC’s operations.  Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  As a result of the impact of our ongoing cost cutting initiatives, the segment generated operating income of $323,000 for the six months ended October 31, 2007, as compared to an operating loss of $(294,000) for the six months ended October 31, 2006.  For the six months ended October 31, 2007 and 2006, the operating loss includes non-cash amortization of acquisition-related customer intangibles and stock-based compensation expense in the aggregate amount of $97,000 and $137,000, respectively.

While we believe that these cost cutting initiatives and focused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008, the industry is cost competitive and customers switch security service providers on short notice and, therefore, we can offer no assurance that this will actually occur.

Detection Technology — During our year ended April 30, 2007 and through August 2007, we offered our existing IMS-based products (the panel-mounted IMS and EnviroSecure™), although we did not engage in any significant marketing efforts for these products subsequent to late in calendar year 2006.  Although we continued to offer EnviroSecure™, a system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings, we did not make any sales of this product or engage in any significant marketing activities.  Our sales of the panel-mounted IMS product were extremely limited and historically resulted in deferred revenue, although we substantially recognized the deferred revenue during the three months ended October 31, 2007, as a result of reaching an accord with our sole customer for that product.  We do not intend to recommence any marketing efforts until (if ever) we are adequately capitalized, have a commercial product and have identified a market.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS-based investment.

Infrared Imaging Technology — In December, 2005, we approved a development plan that resulted in us becoming obligated under the Lucent Agreement we entered into with Lucent in September 2005 which, in October 2006, we assigned to our 90% owned subsidiary, SenseIt Corp.  Under the Lucent Agreement, we were attempting to develop a next-generation infrared imaging and night vision surveillance technology based on Lucent’s micro electro-mechanical systems (“MEMS”) technology under development at its nanotechnology fabrication facility.  Infrared technology, which converts infrared radiation in the non-visible spectrum, such as body heat, into a visible image, is commonly found in both commercial and military/homeland security applications including night vision goggles and cameras, rifle scopes and threat detection devices used to identify concealed weapons or explosives.  The development plan contemplated a proof-of-concept during calendar year 2007, followed by steps towards commercialization.

We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007.  As a result of not making this payment, effective October 13, 2007, Lucent terminated the Lucent Agreement.  Therefore, our investment in SenseIt and the Lucent Agreement (in the cumulative amount of approximately $7,000,000) has become valueless.  We are in process of winding down the operations of SenseIt.

Semiconductor Products and Services

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we have experienced a softening of demand for our products and services during the six months ended October 31, 2007 and subsequently (as discussed further below).  The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000).  The positive operating income resulted primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 46% of segment revenue for the six months ended October 31, 2007 ($1,870,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue).  At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

While we reported significant revenue and operating income growth in our semiconductor operations for the year ended April 30, 2007, many of our top semiconductor customers experienced weakened business results in recent quarters.  In addition, some customers reported inventory buildup in reclaim and/or test products.  As a result of these two factors, during the six months ended October 31, 2007, we have seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown significantly impacted our revenues, results of operations and cash flows for the six months ended October 31, 2007, in which we generated an operating loss of $(959,000) as compared to $(48,000) for the six months ended October 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we generated operating income of $286,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and are continuing to do so.  It is unclear as to when our customers’ demand will rebound but we believe that this is a relatively short-term condition and are hopeful that we will begin to see a recovery during the next three to six months.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect continued decreased revenue for the three months ended January 31, 2008 (as compared to the three months ended January 31, 2007) and the reporting of an operating loss for the segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Results of Operations

Our results of operations to date have not been profitable and, in fact, have resulted in significant losses.  Our consolidated revenues in the future will depend primarily on our success in selling products and services in the homeland security and semiconductor markets.  Our profitability will be dependent upon our ability to manage our costs and to increase our revenues in all of our business segments.  However, we can offer no assurance that we will be able to increase our revenues or our profitability.

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.  In January 2007, we elected to discontinue the operation of our life sciences business and to put the assets and business up for sale (which was sold in June 2007).  As a result, we reclassified the operations of our life sciences business as discontinued operations.  Prior year information has been reclassified to conform to the current year presentation.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	92.0	75.2	88.6	78.5
Gross margin	8.0	24.8	11.4	21.5

Operating expenses:
Selling, general and administrative	30.8	56.5	33.2	56.0
Impairment loss on intangible assets	2.4	—	1.2	—
Research and development	2.7	10.8	9.9	15.6
Total operating expenses	35.9	67.3	44.3	71.6
Operating loss	(27.9)	(42.5)	(32.9)	(50.1)

Other income (expense), net	(17.9)	(7.0)	(20.8)	7.4
Loss from continuing operations before income taxes and elimination of minority interest	(45.8)	(49.5)	(53.7)	(42.7)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	0.1	0.6	0.9	0.3
Loss from continuing operations	(45.7)	(48.9)	(52.8)	(42.4)
Gain (loss) on discontinued operations, net of income taxes	—	(0.7)	4.6	(0.1)
NET LOSS	(45.7)%	(49.6)%	(48.2)%	(42.5)%

Revenues

Revenues from our security services and homeland security products segments increased slightly while revenues from our semiconductor products and services segments decreased for the three and six months ended October 31, 2007, as compared to the same periods of our prior fiscal year, as described in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Homeland security products	195,000	—	195,000	—
Security services	3,866,000	3,739,000	7,622,000	7,616,000
Semiconductor products and services	1,994,000	3,516,000	4,107,000	6,425,000
Total	$6,055,000	$7,255,000	$11,924,000	$14,041,000

The slight increase in revenue from the security services segment for the three and six months ended October 31, 2007, is due to the net effect of the loss of several mainly lower margin security services contracts during the current period offset by the addition of new customers as well as by increases in work performed at certain existing customers.  We continue to market our services aggressively by seeking premium accounts that prefer higher quality of service.  While we are hopeful that in the long-term we will be able to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so and we may in the short-term fail to retain certain of our customers.

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

The slowdown in the semiconductor products and services segment significantly impacted our revenues, which decreased by approximately 36% to $4,107,000 for the six months ended October 31, 2007, as compared to $6,425,000 for the six months ended October 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we recorded revenues of $3,686,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and are continuing to do so.  It is unclear as to when our customers’ demand will rebound but we believe that this is a relatively short-term condition and are hopeful that we will begin to see a recovery during the next three to six months.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect continued decreased revenue for the three months ended January 31, 2008 (as compared to the three months ended January 31, 2007) and the reporting of an operating loss for the segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Our homeland security products segment recorded $195,000 of revenue for the three and six months ended October 31, 2007, as compared to no revenue during the same periods of our prior fiscal year .  The revenues relate to the installation of fifteen commercial units of our panel-mounted IMS-based product in the AirChx system manufactured by DualDraw, eight of which were installed during the six months ended October 31, 2007, and seven of which were installed during the year ended April 30, 2007.  The proceeds from the sale of the units had been classified as deferred revenue pending completion of certain tasks.  Based upon an agreement signed with DualDraw during the three months ended October 31, 2007, our obligations to DualDraw are materially fulfilled and we have recognized the revenue related to the sale of the IMS-based products.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products and, as a result, we do not anticipate any additional revenues from the sale of homeland security products during our fiscal year ending April 30, 2008, or subsequently.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the six months ended October 31, 2007, two security services customers accounted for 19% and 12% of revenues, respectively, and one semiconductor products and services customer accounted for 12% of revenues as compared to the six months ended October 31, 2006, in which two security services customers accounted for 14% and 11% of revenues, respectively, and one semiconductor products and services customer accounted for 25% of revenues.  Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

Gross Margin

Our gross margin decreased for the three and six months ended October 31, 2007, as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	$483,000	$1,797,000	$1,354,000	$3,016,000
Percent of revenues	8.0%	24.8%	11.4%	21.5%

The decrease in gross margin on a percentage basis is due primarily to the downturn in our semiconductor products and services segment whereby the downturn has lead to a significant decrease in revenue which has forced us to allocate our fixed facility costs over a lower base, correspondingly decreasing gross margins on a percentage basis.  To a lesser extent, the decrease on a percentage basis is also due to the provision of lower prices in order to obtain new or keep existing business.

The decrease in gross margin on a dollar basis is due mainly to the decrease in revenue for our semiconductor products and services segment.  As a result of the slowdown in orders of reclaim and/or test wafers during the six months ended October 31, 2007, and into the three months ending January 31, 2008 (as discussed above) it is currently unclear if we will be successful in maintaining or increasing quarterly gross margins (on a dollar basis) in our semiconductor products and services segment for the year ending April 30, 2008.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased both as a dollar amount and as a percentage of revenue for the three and six months ended October 31, 2007, as compared to the same respective periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	$1,864,000	$4,097,000	$3,954,000	$7,865,000
Percent of revenues	30.8%	56.5%	33.2%	56.0%

The $3,911,000 decrease in selling, general and administrative expenses for the six months ended October 31, 2007, compared to the same period in the prior year is attributable to a combination of factors, including:

•                  approximately $760,000 due to a decrease in staffing and expenditures at the corporate office;

•                  approximately $690,000 due to a decrease in staffing and expenditures in the security services segment;

•                  approximately $1,220,000 due to a decrease in staffing and operations in the homeland security products segment;

•                  approximately $340,000 due to a decrease in staffing and operations in the semiconductor products and services segment;

•                  inclusion in the six months ended October 31, 2006, of a noncash charge in the amount of $357,000 related to the amendment to the number of shares issuable and exercise price of certain warrants with ratchet provisions;

•                  an approximate $450,000 decrease in noncash stock-based compensation expense.

Although we have reduced and are actively focused on continuing to reduce selling, general and administrative expenditures, we anticipate that our reported selling, general and administrative expenses will increase during fiscal year 2008 or fiscal year 2009 due primarily to stock-based incentive compensation issued as part of a series of management changes made in February 2007.  No expense has been recognized to date related to the option grants made in February 2007 because the new underlying stock option plan or the proposed increase to an existing underlying stock option plan have not been approved by shareholders.  There can be no assurance that anticipated selling, general and administrative expenses will result in increased revenues from product sales.

Impairment Loss on Intangible Assets

Our impairment loss on intangible assets increased on both a dollar and a percentage of revenues basis for the three and six months ended October 31, 2007, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	$145,000	—	$145,000	—
Percent of revenues	2.4%	—	1.2%	—

The impairment loss relates to a write off of the unamortized balance of the trace and bulk detection technology intangible asset.  Due to suspension of development, manufacture and sale of our IMS-based products, we determined that the trace and bulk detection technology intangible asset was fully impaired.

Research and Development Expenses

Our research and development expenses decreased on both a dollar and a percentage of revenues basis for the six months ended October 31, 2007, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	$165,000	$784,000	$1,182,000	$2,188,000
Percent of revenues	2.7%	10.8%	9.9%	15.6%

The majority of research and development expenses for the six months ended October 31, 2007 and 2006 relate primarily to (1) the development of next-generation infrared imaging and night vision surveillance technology through our Lucent relationship and (2) our IMS technology.  However, due the termination of the Lucent Agreement and the suspension of development of our IMS technology, we did not incur material research and development expense during the three months ended October 31, 2007 for these projects and we do not expect to incur material additional research and development expense related to these projects throughout the remainder of fiscal year 2008 and beyond.

Historically a significant amount of the research and development on the IMS technology was performed by IUT.  We funded $80,000 and $721,000 under our agreement with IUT for the six months ended October 31, 2007 and 2006, respectively.  As a result of the suspension of the development, manufacture and sale of our IMS-based products as described above, we expect that future research and development expense with IUT to be minimal.

Except for work being performed on our semiconductor products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Although we have in the past expended significant resources on research and development, we cannot offer any assurance that we will receive future financial benefit from our research and development efforts made to date.

Operating (Loss) Income

For the six months ended October 31, 2007 and 2006, our operating segments incurred operating (loss) income as follows:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Homeland security products	$(715,000)	$(2,124,000)	$(2,036,000)	$(4,071,000)
Security services	253,000	(20,000)	323,000	(294,000)
Semiconductor products and services	(598,000)	151,000	(959,000)	(48,000)
Reconciling amounts (1)	(631,000)	(1,091,000)	(1,255,000)	(2,624,000)
Total	$(1,691,000)	$(3,084,000)	$(3,927,000)	$(7,037,000)

(1) Reconciling amounts for the operating loss information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors’ compensation. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007).  As a result, we reclassified the operations of our life sciences business as discontinued operations.  Prior year information has been reclassified to conform to the current year presentation.

Our homeland security products segment generated significant operating losses as our effort to develop and commercialize our IMS technology and our effort to develop next generation infrared imaging and night vision surveillance technology has not been successful.  As a result of the suspension of the development, manufacture and sale of our IMS-based products and the cancellation of the Lucent Agreement (both described above), we expect that future operating losses will decrease significantly as we seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

For the six months ended October 31, 2007 and 2006, our security services segment delivered revenue of $7,622,000 and $7,616,000, respectively.  The operating income for the six months ended October 31, 2007, is due primarily to the benefits received from the cost cutting initiatives we implemented at PPSC during the six months ended October 31, 2007 (see below for additional discussion).  The operating loss for the six months ended October 31, 2006 is inclusive of a write-off of a single customer’s accounts receivable balance in the amount of $114,000.  Although we continue to pursue selected domestic government contracts, we have taken steps to reduce our spending on sales and marketing in this area.

During the fourth quarter of the fiscal year ended April 30, 2007, and the six months ended October 31, 2007, we implemented significant cost cutting initiatives that were expected to positively impact the results of PPSC’s operations.  Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, where PPSC is able to differentiate itself from its peers.  While we believe that these cost cutting initiatives and refocused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008, the industry is cost competitive and customers switch security service providers on short notice and, therefore, we can offer no assurance that this will actually occur.

Our semiconductor operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we have experienced a softening of demand for our products and services during the six months ended October 31, 2007 and subsequently (as discussed further below).  The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000).  The positive operating income results primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 46% of segment revenue for the six months ended October 31, 2007 ($1,870,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue).  At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers and are also in the process of attempting to qualify our product at others.

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

The slowdown significantly impacted our results of operations and cash flows for the six months ended October 31, 2007 in which we generated an operating loss of $(959,000) as compared to an operating loss of $(48,000) for the six months ended October 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007 whereby we generated operating income of $286,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and are continuing to do so.  It is unclear as to when our customers’ demand will rebound but we believe that this is a relatively short-term condition and are hopeful that we will begin to see a recovery during the next three to six months.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect a significant reduction in revenue for the three months ended January 31, 2008 (as compared to the three months ended January 31, 2007) and the reporting of an operating loss for that segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Other Income (Expense), net

Other income (expense), net decreased for the three and six months ended October 31, 2007 and 2006 as both a dollar amount and as a percentage of revenues, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	$(1,081,000)	$(511,000)	$(2,483,000)	$1,034,000
Percent of revenues	(17.9)%	(7.0)%	(20.8)%	7.4%

For the six months ended October 31, 2007, other income (expense), net consists of interest expense of $(2,926,000), the amortization of debt issuance costs of $(87,000) and equity in the net loss of an investee of $(80,000) partially offset by interest and other income of $99,000 and a gain on derivative instruments of $504,000.  Included in interest expense for the six months ended October 31, 2007 are non-cash charges of $2,752,000 related primarily to the amortization of the discount and the accrual of interest on our outstanding convertible debentures.

For the six months ended October 31, 2006, other income (expense), net consists of the recording of a gain on derivative instruments in the amount of $2,320,000 related to the change in fair value of the two derivative liabilities which we recorded in our condensed consolidated balance sheets, equity in the net income of an investee of $10,000 and the recording of a gain on extinguishment of debt in the amount of $227,000, which resulted from the retirement of $3,880,000 in principal amount of 8% Debentures partially offset by $(1,419,000) of interest expense and $(159,000) of amortization of debt issuance costs.

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

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary for the three and six months ended October 31, 2007 and 2006 is reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	$11,000	$42,000	$111,000	$42,000
Percent of revenues	0.1%	0.6%	0.9%	0.3%

The amount of minority interest in operations of consolidated subsidiary recorded for the six months ended October 31, 2007, relates to our purchase of a 90% interest in SenseIt in October 2006 and the subsequent operation of the business.  Due to the cancellation of the Lucent Agreement, we do not expect minority interest in operations of SenseIt to be material in future periods.

Gain on Discontinued Operations, net of Income Taxes

Gain on discontinued operations, net of income taxes increased on both a dollar and a percentage of revenues basis for the six months ended October 31, 2007, as compared to the same period of our prior fiscal year as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	—	$(48,000)	$553,000	$(12,000)
Percent of revenues	—	(0.7)%	4.6%	(0.1)%

In January 2007, we decided to discontinue the operation of our life sciences business and to put the assets and business up for sale (which was sold in June 2007).  We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical, revenue producing products in the segment.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are reclassified for this presentation.  The gain, net of income taxes, resulting from operations of the life sciences business was $37,000 for the six months ended October 31, 2007 as compared to a loss, net of income taxes, in the amount of $(12,000) for the six months ended October 31, 2006.  The gain on sale of the life sciences business was recorded in the six months ended October 31, 2007, in the amount of $516,000.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 and $1,193,000 for the six months ended October 31, 2007 and 2006, respectively.

Net Loss

Net loss for the three and six months ended October 31, 2007 and 2006 is reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2007	2006	2007	2006
Dollar amount	$(2,761,000)	$(3,601,000)	$(5,746,000)	$(5,973,000)
Percent of revenues	(45.7)%	(49.6)%	(48.2)%	(42.5)%

We anticipate that consolidated losses will continue until (if ever) revenues from our current operations substantially increase or we increase the scope of our operations through merger, acquisition or other means.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.  Additionally, we expect that our consolidated net loss will continue as we continue to work through the downturn in the semiconductor market.  As noted above, we have suspended development and marketing of our IMS-based products and we have suspended operations at our SenseIt subsidiary due to the cancellation of the Lucent Agreement.  Therefore, we can offer no assurance that we will be able to proceed with either of these projects or that the development and commercialization of these technologies will ever occur.

We anticipate that our operations during the remainder of fiscal year 2008 will result in a net loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and research and development expenses.

Liquidity and Capital Resources

During the past several years, we have at times had significant liquidity and working capital shortages, although we have been able to pay our core obligations as they have become due.  Included in the following table are condensed consolidated balance sheet items as of October 31, 2007 and April 30, 2007 and condensed consolidated cash flow items for the six months ended October 31, 2007 and 2006:

	As of
(in thousands)	October 31, 2007	Change	April 30, 2007
Cash and cash equivalents	$753	$(803)	$1,556

Working capital	$1,166	(2,144)	3,310

Current convertible debentures, net of discount	$—	—	—
Convertible debentures, net of discount and current portion	10,206	1,572	8,634
Total convertible debentures, net of discount	$10,206	$1,572	$8,634

Total convertible debentures, face value outstanding	$18,000	$—	$18,000

	Six months ended
	October 31, 2007	Change	October 31, 2006
Net cash used in operating activities	$(815)	$4,942	$(5,757)
Net cash provided by (used in) investing activities	786	2,052	(1,266)
Net cash (used in) provided by financing activities	(774)	(7,664)	6,890
Net (decrease) increase in cash and cash equivalents	$(803)	$(670)	$(133)

Working Capital

Our working capital was $1,166,000 as of October 31, 2007, as compared to working capital of $3,310,000 as of April 30, 2007. This $2,144,000 decrease in working capital for the six months ended October 31, 2007, is due to a combination of factors, of which the significant factors are set out below:

        Factors which increased working capital

•                  net cash of $805,000 received from the sale of our life sciences business in June 2007;

•                  net cash of $60,000 received from the assignment of our silicon-28 license (see Note 10 to the accompanying condensed consolidated financial statements).

Factors which decreased working capital

•                  $2,425,000 of cash consumed directly in operating activities (calculated as $815,000 of cash used in operating activities, increased by $1,610,000 of the cash impact of net changes in other current assets or liabilities included therein);

•                  $79,000 related to purchases of fixed assets;

•                  $152,000 representing the current portion of capital lease entered into during the six months ended October 31, 2007;

•                  $273,000 in reclassification of capital leases from long-term to current;

•                  $210,000 in payments on notes payable entered into for insurance during the six months ended October 31, 2007, in excess of the related unamortized prepaid insurance balance.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.   We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into our quarter ending April 30, 2008, unless we are able to achieve significant additional financing.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

Convertible Debentures

Selected information regarding the 13% Debentures follows (dollars in thousands):

	2006 Debentures	April 2007 Debenture	Total
Debenture agreement date(s)	May, June and November 2006	April 2007	—

Due date - principal and interest	May 2009	May 2009	—

Interest rate	13%	13%	—

Outstanding balances as of October 31, 2007:
Face value	$16,000	$2,000	$18,000
Accrued interest	1,899	145	2,044
Total liability	$17,899	$2,145	$20,044

Subsequent to October 31, 2007, we did not meet certain non-financial requirements under the 13% Debentures and their holder may potentially be able to, in its discretion, declare an Event of Default.  Additionally, an Event of Default under any one of the 13% Debentures would allow the holder to declare an Event of Default under all of the 13% Debentures.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the 13% Debentures, together with interest and other amounts due (a cumulative amount of $20,044,000 at October 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 13% Debentures declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

Cash Flows

As of October 31, 2007, we had $753,000 of cash and cash equivalents, a decrease of $803,000 as compared to $1,556,000 at April 30, 2007. Our principal source of funding for the six months ended October 31, 2007 was from the existing working capital as of April 30, 2007, along with the $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007.   Our principal source of funding for the six months ended October 31, 2006 was from the issuance of the 2006 Debentures (with a face amount of $13,000,000) for which we received net proceeds of $12,270,000.

Cash used in operating activities of $(815,000) and $(5,757,000) for the six months ended October 31, 2007 and 2006, respectively, was primarily the result of a net loss of $(5,746,000) (which included noncash expenses and gains in the net amount of a $2,050,000 expense) and of $(5,973,000) (which included noncash expenses and gains in the net amount of a $1,106,000 expense), respectively.

Investing activities provided cash of $786,000 and used cash of $(1,266,000) for the six months ended October 31, 2007 and 2006, respectively. Cash provided by investing activities for the six months ended October 31, 2007, consisted of $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007 and $60,000 from the assignment of our silicon-28 licenses offset by $79,000 expended on additions of property and equipment.  Cash used in investing activities for the six months ended October 31, 2006, consisted of $1,166,000 expended on additions of property and equipment and $100,000 expended on a 9% equity investment in a business (which investment was subsequently written off in its entirety).

Financing activities used cash of $(774,000) and provided cash of $6,890,000 for the six months ended October 31, 2007 and 2006, respectively. Cash used in financing activities for the six months ended October 31, 2007, consisted of payments of principal on capital leases and notes payable in the amounts of $230,000 and $544,000, respectively.  Cash provided by financing activities for the six months ended October 31, 2006, resulted primarily from the issuance of the 6% Debentures, which yielded net proceeds of $12,270,000 offset primarily by principal payments on borrowings of $5,388,000.

Additional Liquidity Considerations

As of October 31, 2007, we have 1,992,377 common stock warrants exercisable at $5.00 related to the 8% Debenture transaction.  In May 2006, 1,139,250 of these common stock warrants were modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $5.00 (or if the holder of our 13% Debentures was to convert a portion of any outstanding debenture at a conversion rate less than $5.00), the remaining 853,125 common stock warrants that have a full anti-dilution provision, would ratchet into a greater number of common stock warrants at a lower exercise price.   These warrants expire in February 2008.

As of October 31, 2007, we had no commitments outstanding for capital expenditures.  Further, due to the cancellation of the Lucent Agreement, we have no further commitments under that contract.

On December 6, 2007, we received a letter from the Nasdaq stating that it had determined to delist our securities from Nasdaq.  Trading in our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007.  Nasdaq’s decision was rendered following a hearing held before a Nasdaq Listing Qualifications Panel on November 29, 2007.  We are working with our market makers and are hopeful that our common stock will be enabled for trading on the OTC Bulletin Board.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We have goodwill in the amount of $3,631,000 on our condensed consolidated balance sheet as of October 31, 2007, related to the acquisition of PPSC in May 2005.  During the three months ended January 31, 2007, we performed our annual impairment review on the aforementioned goodwill and concluded that the goodwill is not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $78,000 on our condensed consolidated balance sheet as of October 31, 2007, comprised of  the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments.  Due to our election to suspend operations regarding our IMS-based products, during the three months ended October 31, 2007, we reviewed for impairment the trace and bulk detection technology intangible asset associated with the IMS technology.  We determined that the carrying amount of the intangible asset was not recoverable and its carrying amount exceeded its fair value, as determined using the expected present value of future cash flows.  As such, during the three months ended October 31, 2007, we recognized an impairment loss in the amount of $145,000, such impairment loss representing the full carrying value of the intangible asset prior to impairment.  If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

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

Interest Rates

Our investment portfolio consists of cash and cash equivalents (in the amount of $753,000 as of October 31, 2007), all of which is exposed to interest rate fluctuations.  The primary objective of our investments is to earn a market rate of return while preserving principal and maximizing liquidity.  The interest earned on these investments (with a blended yield of approximately 0.5% at October 31, 2007) may vary based on fluctuations in the prevailing interest rate.

Equity Securities

We do not hold any investments in marketable equity securities.  However, we hold interests in various wholly- and partially-owned subsidiaries.  These securities are non-marketable.  Our investment in these subsidiaries may be impacted by the underlying economic conditions of the entity, including the ability to raise additional capital and the likelihood of our being able to realize our investments through liquidity events such as initial public offerings, mergers or private sales.  These investments involve a great deal of market risk, and there can be no assurance that a specific company will grow or become successful.  Consequently, we could lose all or part of our investment.  Additionally, because IUT is located in Germany, our investment in the entity (and our share of their earnings or losses) may be impacted by changes in foreign currency rates.  The carrying amount of this investment is $303,000 as of October 31, 2007.

Derivative Instruments

We do not purchase derivative instruments on the open market.  However, in accordance with current US GAAP, we have classified certain warrants as derivative instruments (a $517,000 current liability at October 31, 2007).  Classification as derivative liabilities was required because there is a possibility that the instruments could be required to be settled on a net cash basis.  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations.  Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price.  As such, the carrying amount of these instruments may be volatile from period to period.  For the six months ended October 31, 2007, we recorded a gain on derivative instruments in the aggregate amount of $504,000 such amount representing the change in fair value between April 30, 2007, and October 31, 2007.  See Note 9 to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data” of our Form 10-K for the year ended April 30, 2007, for a more detailed discussion of the derivative instruments.

Item 4: Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of October 31, 2007 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective as of such date.

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

There were no changes in our internal control over financial reporting during the three months ended October 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have had working capital shortages in the past and, although we raised capital totaling more than $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses, which have impacted working capital.  As of October 31, 2007, our condensed consolidated balance sheet reflects working capital of $1,166,000.  In addition, as a result of our continued operating losses and projected declining working capital balances during the year ending April 30, 2008, the auditors report included with our financial statements for the year ended April 30, 2007 included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.  We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into our quarter ending April 30, 2008, unless we are able to achieve significant additional financing.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

If the holder of our April 2007 Debenture or 2006 Debentures declares an Event of Default we may not be able to cure or contest such a default

Subsequent to October 31, 2007, we did not meet certain non-financial requirements under the 13% Debentures and their holder may potentially be able to, in its discretion, declare an Event of Default.  Additionally, an Event of Default under any one of the 13% Debentures would allow the holder to declare an Event of Default under all of the 13% Debentures.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the 13% Debentures, together with interest and other amounts due (a cumulative amount of $20,044,000 at October 31, 2007), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 13% Debentures declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

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

Our securities were delisted from the Nasdaq Capital Market and such delisting may adversely impact our ability to raise capital.

On December 6, 2007, we received a letter from the Nasdaq stating that it had determined to delist our securities from Nasdaq.  Trading in our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007.  Nasdaq’s decision was rendered following a hearing held before a Nasdaq Listing Qualifications Panel on November 29, 2007.  Because our financing activities are dependent to a large extent on eventual liquidity for the investors, the delisting will make future financing activities significantly more difficult and may raise liquidity issues for current investors.

We have three business segments and, for the six months ended October 31, 2007, two of our three segments operated at a loss.

For the six months ended October 31, 2007 and 2006, our operating segments incurred operating (loss) income as follows:

	Six months ended October 31,
	2007	2006
Homeland security products	$(2,036,000)	$(4,071,000)
Security services	323,000	(294,000)
Semiconductor products and services	(959,000)	(48,000)
Reconciling amounts	(1,255,000)	(2,624,000)
Total	$(3,927,000)	$(7,037,000)

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

We expect that these losses (on a consolidated basis) will continue for the foreseeable future.  As described in the next risk factor, unless we are able to sell new products and services profitably, we may be unable to remain competitive and it is likely that our losses and negative cash flow will continue.

Unless we are able to sell our products and services profitably, we may be unable to remain competitive, furthering the likelihood that our losses and negative cash flow will continue.

Our ability to generate positive cash flow, additional revenues, and ultimately net income, is dependent upon the success of our homeland security services and semiconductor operations.  We have discontinued development of our IMS-based products and our agreement with Lucent has been cancelled.

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

The slowdown significantly impacted our results of operations and cash flows for the six months ended October 31, 2007, in which we generated an operating loss of $(959,000) as compared to $(48,000) for the six months ended October 31, 2006.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we generated operating income of $286,000.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment

(over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

We have had minimal success in marketing our homeland security products, having sold to date only fifteen units of our panel-mounted IMS-based product.  In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our IMS-based investment, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS-based investment.

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

During the course of the last three fiscal years, we have raised in excess of $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) to finance our business operations and acquisitions. We have also issued a number of shares, options, and warrants, to acquire services and assets from third parties and pursuant to our stock option plans.  If possible under terms that we believe to be appropriate given our financial condition and other circumstances (including our existing capital structure), we hope to raise additional financing during our year ending April 30, 2008.  We also expect to issue additional shares, options, and warrants where we can to obtain necessary services.  Some of the issuances we have made in the past and are likely to make in the future have been issued at prices below market and (as is frequently the case with declining market prices) at prices below our historical market prices.  Consequently, our shareholders have suffered dilution in the value of their shares and can expect that we will be issuing additional securities on similar terms.  Further dilution can be expected to occur when our outstanding options and warrants are exercised or debentures are converted at prices below the market.

Two former holders of a portion of the then outstanding 8% Debentures have asserted that a default existed.

Two entities who held 8% Debentures (which were paid in full as of February 1, 2007) have previously asserted that the issuance of the 13% Debentures constituted a default (due to a potential variable conversion provision contained within the 13% Debentures which gives the 13% Debenture holder the right to convert the 13% Debentures into common stock at the lower of $5.00 or at a discount to market, subject to certain limitations and as defined) under the 8% Debentures.  We have contested that allegation (based on such clause not surviving the final agreement and a defense of in pari delicto), and will defend it in court if necessary.  Although we have not had any further communication from the former holders regarding this issue other than the allegation of default, any litigation would be time consuming and expensive and, although we believe that we have significant grounds to contest the existence of any default, we cannot be assured of success.  If they were to prove a default, we could be liable for 130% of the principal amount of their 8% Debentures on the closing date of the 13% Debenture transaction (an amount of approximately $1,225,000, including accrued interest).

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

If we are able to develop and market our products successfully, we may experience periods of rapid growth that place a significant strain on our financial and managerial resources.  Our ability to manage growth effectively will require us to continue to implement and improve our management, operational and financial information systems, and will require us to develop the management skills of our personnel and to train, motivate and manage our employees.  Our failure to effectively manage growth could increase our costs of operations and reduce our margins and liquidity, which could have a material adverse effect on our business, financial condition and results of operations.

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

We rely primarily on a combination of trade secrets, confidentiality procedures, contractual provisions to protect our technology and patents and patent applications.  Despite our efforts to protect our technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our technology and products is difficult.  In addition, the laws of many countries do not protect our rights to information, materials and intellectual property that we regard as proprietary and that are protected under the laws of the United States.  We may not be able to protect our proprietary interests, or our competitors may independently develop similar technology or intellectual property.  If either one of these situations occurs, we may lose existing customers and our business may suffer.

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

Our prior sale and use of explosive and chemical detection products may expose us to potential liability risks that are inherent with the operation of these types of products (including, but not limited to failed detection).  We currently have product liability insurance; however, there is a risk that our insurance would not cover completely or would fail to cover a claim, in which case we may not have the financial resources to satisfy such claims, and the payment of claims would require us to use funds that are otherwise needed to conduct our business and make our products.

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

Because Nasdaq delisted our securities from the Nasdaq Capital Market, our common stock is subject to additional disclosure requirements for penny stocks mandated by the Securities Enforcement Remedies and Penny Stock Reform Act of 1990.  The SEC Regulations generally define a penny stock to be an equity security that is not traded on the Nasdaq Stock Market and has a market price of less than $5.00 per share. Our stock is included within the SEC Rule 3a-51 definition of a penny stock and, as such, trading is covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, adding a significant amount of broker-dealer compliance to transactions in penny stocks.  Many brokers are unwilling to engage in transactions in penny stocks and, therefore, the marketability of our securities may weaken significantly.

We cannot give any assurance that  a stable trading market will develop for our stock. See “Our securities were delisted from the Nasdaq Capital Market and such delisting may adversely impact our ability to raise capital” for additional risk factors associated with potential Nasdaq listing deficiencies.

Future sales of our common stock may cause our stock price to decline.

Our stock price has declined from a price of approximately $24.00 (adjusted for the reverse split) per share at the beginning of 2005 to prices of less than $0.25 (adjusted for the reverse split) at various times since May 2006. Our stock price may decline further as a result of future sales of our shares, the perception that such sales may occur, our financial or operational performance, or other reasons.  As of December 12, 2007, less than 650,000 shares of common stock held by existing stockholders constitute “restricted shares” as defined in Rule 144 under the Securities Act.  The restricted shares may only be sold if they are registered under the Securities Act, or sold under Rule 144, or another exemption from registration under the Securities Act.

Approximately 95% of the restricted shares of our common stock are either eligible for sale pursuant to Rule 144 or have been registered under the Securities Act for resale by the holders.  We are unable to estimate the amount, timing, or nature of future sales of outstanding common stock.  Sales of substantial amounts of our common stock in the public market may cause the stock’s market price to decline.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission require us to include management’s assessment and attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending April 30, 2008.  We have incurred significant costs in implementing and responding to these requirements and, to the extent our working capital permits, we will have to incur additional expenses to complete the implementation and to maintain those controls.  Because of our working capital and liquidity shortages, we may not be able to complete the implementation of all aspects of Section 404 regarding internal controls over financial reporting.  If we fail to complete this implementation, investors may lose confidence in the reliability of our financial statements.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity securities were effected subsequent to the filing of our Form 10-Q for the quarter ended July 31, 2007.

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

Departure of Directors

On December 12, 2007, Russell W. Weiss informed us that he has decided to retire from our Board of Directors effective immediately.   Mr. Weiss has served on our Board of Directors since January 2004 and at the time of his retirement served as a member of the Audit Committee, the Nominating Committee, the Compensation Committee, and the Management Development Committee of our Board of Directors.

Also on December 12, 2007, Richard Parker informed us that he has decided to retire from our Board of Directors effective immediately.  Mr. Parker has served on our Board of Directors since August 1998 and at the time of his retirement served as a member of the Audit Committee, the Nominating Committee, the Compensation Committee, and the Management Development Committee of our Board of Directors.

Neither Mr. Weiss nor Mr. Parker cited any disagreement with management or our practices or policies as their decision to retire.  Instead, both cited personal reasons and their desire to pursue other interests as the reason for their retirement. A copy of the disclosure in this Form 10-Q was provided to Mr. Weiss and Mr. Parker on December 13, 2007.  Neither has expressed any disagreement with the disclosure contained herein.

Our Board of Directors now consists of Messrs. Toffales, Sakys, Hagman and Verdery.  Neither Dr. Hagman nor Mr. Verdery are officers or directors of Isonics and both are considered independent as that term is defined by Nasdaq Marketplace Rule 4200(a)(15).  The committees of the Board of Directors are now comprised of the following directors:

Audit Committee:	Richard H. Hagman and John Sakys

Compensation, Nominating and Management Development Committees:	Richard H. Hagman and C. Stewart Verdery, Jr.

Regulation FD Disclosure

On December 6, 2007, we received a letter from Nasdaq stating that it determined to delist our securities (which were suspended from trading on the Nadaq Capital Market effective December 10, 2007).  The delisting of our securities constitutes a failure of one of the conditions precedent to the merger contemplated by that certain non-binding term sheet executed by Isonics and Universal Guardian Holdings, Inc. (“UGHO”) dated November 16, 2007, as amended on November 26, 2007 (the “Term Sheet”).  We have since advised UGHO that we will not proceed with the merger under the terms of the Term Sheet, although we continue to negotiate a potential transaction.  We can offer no assurance that any transaction with UGHO will be consummated.

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

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 17th day of December 2007.

Isonics Corporation
(Registrant)

By	/s/ John Sakys
John Sakys
President, interim Chief Executive Officer

By	/s/ Kenneth J. Deane
Kenneth J. Deane
Chief Accounting Officer and Chief Financial Officer