Form 10-Q
period 2008-01-31
ISONICS CORP
filed 2008-03-13
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2007
Common Stock — no par value	13,422,904 shares

Isonics Corporation and Subsidiaries

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2008	April 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,547	$1,556
Accounts receivable (net of allowances of $44 and $146, respectively)	2,300	3,678
Inventories	791	1,259
Prepaid expenses and other current assets	303	1,388
Assets of discontinued operations	—	491
Total current assets	4,941	8,372

LONG-TERM ASSETS:
Property and equipment, net	5,201	5,666
Goodwill	3,631	3,631
Intangible assets, net	42	303
Equity in net assets of investee	—	382
Other assets	478	606
Total long-term assets	9,352	10,588

TOTAL ASSETS	$14,293	$18,960

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$878	$973
Accrued liabilities	2,285	2,522
Derivative liabilities	106	1,021
Current portion of accrued interest	2,652	—
Current portion of obligations under capital lease	571	340
Current portion of notes payable	59	134
Current portion of convertible debentures, net of discount	11,124	—
Liabilities of discontinued operations	—	72
Total current liabilities	17,675	5,062

Obligations under capital lease, net of current portion	749	710
Accrued interest, net of current portion	—	851
Other long-term liabilities	43	37
Convertible debentures, net of discount and current portion	—	8,634

TOTAL LIABILITIES	18,467	15,294

Minority interest in consolidated subsidiary	—	111

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock - no par value; 175,000,000 shares authorized; shares issued and outstanding: January 31, 2008 — 12,658,150; April 30, 2007 — 12,639,400	64,348	64,319
Additional paid in capital	20,982	20,705
Accumulated deficit	(89,504)	(81,469)
Total stockholders’ equity (deficit)	(4,174)	3,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,293	$18,960

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Products	$903	$1,543	$2,919	$4,864
Services	4,239	4,992	14,147	15,712
Total revenues	5,142	6,535	17,066	20,576

Cost of revenues:
Products	1,073	1,288	3,424	4,116
Services	3,590	3,851	11,809	12,048
Total cost of revenues	4,663	5,139	15,233	16,164

Gross margin	479	1,396	1,833	4,412

Operating expenses:
Selling, general and administrative	1,743	3,150	5,697	11,015
Impairment loss on intangible assets	—	—	145	—
Research and development	42	1,442	1,224	3,630
Total operating expenses	1,785	4,592	7,066	14,645

Operating loss	(1,306)	(3,196)	(5,233)	(10,233)

Other income (expense):
Amortization of debt issuance costs	(51)	(38)	(138)	(197)
Interest and other income	1	—	100	54
Interest expense	(1,570)	(928)	(4,496)	(2,347)
Foreign exchange	7	3	14	4
Gain on extinguishment of debt	—	—	—	227
Gain on derivative instruments	411	1,903	915	4,223
Equity in net income (loss) of investee	11	63	(69)	73
Gain on sale of equity method investment	208	—	208	—
Total other income (expense), net	(983)	1,003	(3,466)	2,037
Loss from continuing operations before income taxes and minority interest	(2,289)	(2,193)	(8,699)	(8,196)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	—	(97)	111	(55)
Loss from continuing operations	(2,289)	(2,290)	(8,588)	(8,251)
Discontinued operations:
Gain (loss) on operations of discontinued operations, net of income taxes	—	(87)	37	(99)
Gain on disposal of discontinued operations, net of income taxes	—	—	516	—
Gain (loss) on discontinued operations, net of income taxes	—	(87)	553	(99)
NET LOSS	$(2,289)	$(2,377)	$(8,035)	$(8,350)

Net loss per share—basic and diluted
Continuing operations	$(0.18)	$(0.19)	$(0.68)	$(0.71)
Discontinued operations	$(0.00)	$(0.01)	$0.04	$(0.01)
Net loss	$(0.18)	$(0.20)	$(0.64)	$(0.72)
Weighted average common shares used in computing per share information	12,658	11,962	12,657	11,666

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Nine months Ended January 31,
	2008	2007

Net cash used in operating activities	$(323)	$(7,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(106)	(1,615)
Equity investment in a business	—	(100)
Proceeds from assets held for sale	60	—
Proceeds from sale of equity method investment	527	—
Proceeds from sale of discontinued operations, net of selling costs	805	—
Cash provided by (used in) investing activities	1,286	(1,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(359)	(58)
Principal payments on borrowings	(613)	(5,718)
Proceeds from issuance of common stock	—	15
Proceeds from the issuance of convertible debentures and related warrants, net of offering costs	—	15,105
Cash (used in) provided by financing activities	(972)	9,344

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9)	268
Cash and cash equivalents at beginning of period	1,556	1,586
Cash and cash equivalents at end of period	$1,547	$1,854

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$199	$141
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$628	$1,138
Accruals for property and equipment	$—	$32
Capitalized debt issuance costs associated with issuance of common stock in a financing transaction	$—	$601
Payment in common stock of principal due on convertible debentures	$—	$5,363

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

Going Concern

As of January 31, 2008, we had a working capital deficit of $(12,734,000), a stockholders’ deficit of  ($4,174,000) and have incurred significant losses from operations and used significant cash flow to fund operations during the most recent several fiscal years and through January 31, 2008.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business. We anticipate we will continue to require funding from investors for working capital as well as business expansion during the remaining months of this fiscal year and next fiscal year, and we can provide no assurance that additional investor funds will be available on terms acceptable to us.

In addition, we have convertible debentures and related accrued interest outstanding in the cumulative amount of $20,634,000 (which is comprised of the $18,000,000 face amount of the debentures plus related accrued interest) as of January 31, 2008, which, are due in May 2009 unless an Event of Default was to occur and the holder then declared an Event of Default.  We currently may be non-compliant with one or more non-financial covenants of the convertible debentures as more fully discussed in Note 9.  The convertible debentures and related accrued interest are classified as short-term liabilities as of January 31, 2008 because if the holder of the convertible debentures were to successfully declare an Event of Default, the balance of the convertible debentures and related accrued interest would be due immediately.  Although an Event of Default has not been declared, we cannot provide assurance that the holder of the convertible debentures will not attempt to declare an Event of Default at some point in the future.

These conditions (being our working capital deficit, stockholders’ deficit and potential default under the convertible debentures) and other factors raise substantial doubt about our ability to continue operations as a going concern.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the year ended April 30, 2007, and subsequently, we restructured our management team with the goal of refocusing our product lines, seeking joint venture partners and improving operating performance at the business segments through a focus on strategic products, increased efficiencies in business processes and improvements to the cost structure of each segment.  Despite these changes, our ability to continue as a going concern is dependent upon raising capital through debt or equity financing, obtaining an appropriate waiver from the holders of our convertible debentures and/or satisfactorily curing any non-compliance provisions of the debenture agreements and ultimately by increasing revenue and achieving profitable operations. We can offer no assurance that we will be successful in our efforts to raise additional proceeds or achieve profitable operations.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

As of January 31, 2008, (a) a total of 4,989,375 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $18,000,000 at January 31, 2008) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of January 31, 2007, (a) a total of 5,088,733 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $16,250,000 at January 31, 2007) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the nine months ended January 31, 2008, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2007	12,639,400
Shares issued for services	18,750
Balance as of January 31, 2008	12,658,150

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $29,000 for the nine months ended January 31, 2008.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  This

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on our results of operations and financial condition.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	January 31, 2008	April 30, 2007
Finished goods	$323	$497
Work in process	47	47
Materials and supplies	421	715
Total inventories	$791	$1,259

Property and equipment

Property and equipment consist of the following (in thousands):

	January 31, 2008	April 30, 2007
Office furniture and equipment	$349	$331
Production equipment	8,782	7,613
Vehicles	191	191
Construction in process	278	854
Leasehold improvements	1,215	1,215
	10,815	10,204
Accumulated depreciation and amortization	(5,614)	(4,538)
Total property and equipment, net	$5,201	$5,666

NOTE 4 —SEGMENT INFORMATION

We currently have three reportable segments: homeland security products, security services and silicon products and services.  Our homeland security products segment includes both the limited operations regarding our Ion Mobility Spectroscopy (“IMS”) technology (see Note 10) and the remaining operations of our 90%-owned subsidiary (SenseIt Corp, see Note 6).  Our security services segment provides security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation (“PPSC”).  Our silicon products and services segment provides 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and the assets of our former life sciences business which were categorized as discontinued operations prior to their sale in June 2007.  Prior period amounts have been reclassified to conform to current period presentation.

        Information by segment is set forth below (in thousands):

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Segment revenues:
Homeland security products	$—	$—	$195	$—
Security services	3,332	3,625	10,954	11,241
Silicon products and services	1,810	2,910	5,917	9,335
Total	$5,142	$6,535	$17,066	$20,576

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Segment operating (loss) income:
Homeland security products	$(111)	$(1,983)	$(2,147)	$(6,054)
Security services	94	(83)	417	(377)
Silicon products and services	(635)	88	(1,594)	40
Reconciling amounts (1)	(654)	(1,218)	(1,909)	(3,842)
Total	$(1,306)	$(3,196)	$(5,233)	$(10,233)

	January 31,	April 30,
	2008	2007
Total assets:
Homeland security products	$7	$1,943
Security services	6,181	6,127
Silicon products and services	6,883	9,068
Reconciling amounts (2)	1,222	1,822
Total	$14,293	$18,960

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

NOTE 5 —DISCONTINUED OPERATIONS

During the three months ended January 31, 2007, we elected to discontinue the operation of our life sciences business and to put the assets and business up for sale.  We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) were combined into a single line item and prior periods were reclassified for this presentation. On June 19, 2007, we completed the sale of this business for total cash proceeds of $850,000, out of which we paid a selling fee of $45,000 and repaid a loan underlying production equipment in the amount of $40,000.  As a result of this transaction, we recognized a gain on disposal of discontinued operations, net of income taxes of $516,000 for the nine months ended January 31, 2008.

The business’ revenue, which is reported as discontinued operations in the accompanying condensed

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations, for the nine months ended January 31, 2008 and 2007, was $101,000 and $1,659,000, respectively.  The business’ gain on operations of discontinued operations, net of income taxes, for the nine months ended January 31, 2008 was $37,000, while the loss on operations of discontinued operations, net of income taxes, for the nine months ended January 31, 2007, was $(99,000).

Following is a summary of the net assets sold on the closing date of June 19, 2007, and included in the condensed consolidated balance sheet as discontinued operations on April 30, 2007 (in thousands):

	June 19,	April 30,
	2007	2007
Cash	$—	$110
Accounts receivable	—	25
Inventory	8	66
Property and equipment, net	223	228
Other assets	58	62
Total assets	$289	$491

	June 19,	April 30,
	2007	2007
Accounts payable and accrued liabilities	$—	$33
Note payable	—	39
Total liabilities	$—	$72

NOTE 6 — INVESTMENT IN SENSEIT CORP

On October 26, 2006, we entered into a Class A Common Stock Purchase Agreement (the “Purchase Agreement”) with SenseIt Corp, a Delaware corporation (“SenseIt”), with the intent of accelerating next generation infrared imaging and night vision surveillance technology development and driving related commercialization activities in connection with our Development & Licensing Agreement with Lucent Technologies Inc. (currently known as Alcatel-Lucent), (the “Lucent Agreement” and “Lucent,” respectively).  The joint venture was established through our acquisition of an initial 90% ownership interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement. The assignment was approved by Lucent.  Our Chairman of the Board and Chief Executive Officer, Christopher Toffales owns the remaining 10% interest in SenseIt, although we entered into that agreement with Mr. Toffales before he became affiliated with Isonics Corporation.  We invested an approximate cumulative $7,000,000 in SenseIt and the related Lucent Agreement.

We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007.  As a result of not making this payment, effective October 13, 2007, Lucent terminated the Lucent Agreement and our investment in SenseIt has become valueless.

NOTE 7 — DISPOSITION OF INVESTMENT IN IUT

In January 2008 we sold our 30% interest in Institut fur Umwelttechnologien GmbH (“IUT”) for cash consideration of $527,000 (EUR 360,000).  As a result of the transaction, we recorded a gain on the disposition of the investment of $208,000 during the nine months ended January 31, 2008.  A significant portion of the investment that was sold (representing $414,000 of the cash proceeds received) was subject to the security interest held by our debenture holder.  In February 2008, at the request of our debenture holder (see Note 9) we forwarded $200,000 of these proceeds as a payment of outstanding

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest.   We have retained the remaining $214,000 of proceeds, pending further discussions with the debenture holder, for use for working capital purposes.

We had a research and development agreement with IUT, which we funded as follows during the nine months ended January 31, 2008 and 2007, and in total:

Nine months ended January 31		Cumulative amount
2008	2007	Since June 2004
$80,000	$915,000	$2,988,000

All funded payments have been included as research and development in the accompanying condensed consolidated statements of operations.  We intend to provide no further funds pursuant to this agreement.

NOTE 8 — EQUITY

2005 Stock Option Plan

In May 2007, our Board of Directors approved a resolution increasing the shares available for issuance to 2,875,000, an increase of 2,000,000 shares.  Any options granted from this increased allotment were not exercisable until approved by our shareholders within the period of one year.  Due to a lack of working capital, we decided to postpone our annual meeting of shareholders from our earlier contemplated timing of November 2007 to a later period, if ever.  As a result, in January 2008, our Board of Directors terminated the amendment related to the increase in available shares as it was not likely that shareholder approval would be obtained by May 2008.  Consequently, the 150,000 stock options that were issued from the increased allotment were immediately terminated.  There are currently 427,500 stock options outstanding under the 2005 Stock Option Plan.

2007 Restructuring Equity Plan

In February 2007, our Board of Directors approved a resolution authorizing the establishment of the 2007 Restructuring Equity Plan (the “2007 Plan”), which authorized the grant of up to 3,500,000 shares of common stock to our key employees, officers and consultants. Any options granted under the 2007 Plan were not exercisable until approved by our shareholders within the period of one year. Due to a lack of working capital, we decided to postpone our annual meeting of shareholders from our earlier contemplated timing of November 2007 to a later period, if ever.  As a result, in January 2008, our Board of Directors terminated the 2007 Plan, as it was not likely that shareholder approval would be obtained by February 2008.  Consequently, the previously issued 3,250,000 stock options from the 2007 Plan were immediately terminated.

2008 Stock Option Plan

In February 2008, our Board of Directors approved a resolution authorizing the establishment of the 2008 Equity Plan (the “2008 Plan”), which authorized the grant of up to 25,000,000 shares of common stock to our key employees, officers and consultants.  The plan does not require shareholder approval and therefore none of the options granted under the 2008 Plan will qualify as incentive stock options.  The exercise price of the options granted under the 2008 Plan must be at least 100% of the fair market value of our common stock on the date of grant and the exercise period for options granted under the 2008 Plan cannot exceed ten years from the date of grant.  The 2008 Plan provides that an option may be exercised through the payment of cash, in accordance with the 2008 Plan’s cashless exercise provision or in shares of our common stock subject to the approval of the compensation committee of the board of directors.  No options or shares of

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

stock have been issued under the 2008 Plan.

Equity Instruments Issued for Services

In May 2007, we entered into a consulting agreement with CEOcast, Inc. to provide investor relations services.  The compensation terms of the agreement included the issuance of 18,750 shares of our common stock, which were valued at $29,000.  The common stock was amortized ratably over the service period of six months.  For the nine months ended January 31, 2008, we recognized $29,000 of selling, general and administrative expense related to the shares of common stock issued under the agreement.

In June 2007, we granted options to purchase 200,000 shares of our common stock to Sound Business Solutions, Inc., an entity whose principal provided management services to our silicon products and services segment.  This option was granted pursuant to our 2005 Stock Option Plan.  The stock options granted to Sound Business Solutions Inc. were subject to the following vesting schedule: 66,667 shares vested immediately upon grant; 66,667 shares vested on September 7, 2007; and 66,666 shares would have vested on January 31, 2008.  The stock options granted to Sound Business Solutions Inc. are exercisable through June 18, 2011, at $1.45 per share.  Options to purchase 50,000 shares (valued at $53,000 using the Black-Scholes pricing model) are currently exercisable while options to purchase 150,000 shares were subject to our shareholders approving the aforementioned increase to the cumulative shares issuable under the 2005 Stock Option Plan.  A charge in the amount of $53,000 was recognized as a selling, general and administrative expense during the nine months ended January 31, 2008.  This charge related to the portion of the fair value of the currently exercisable option to purchase 50,000 shares that is associated with work performed in the reporting period.  Under SFAS 123(R), a stock option is not considered granted for accounting purposes until stockholder approval is obtained (unless such approval is deemed a formality, which was not the case for the proposed increase to the 2005 Stock Option Plan).  As such, no expense was recognized in the condensed consolidated financial statements related to the option to purchase 150,000 shares of common stock.

As discussed above, in January 2008 our Board of Directors terminated the amendment related to the increase in available shares under the 2005 Stock Option Plan and as a result the 150,000 shares issued to Sound Business Solutions, Inc. that were subject to shareholder approval have been terminated.  We plan to reissue these 150,000 stock options under the 2008 Plan at some point in the future.  The reissuance will be at the same terms as the prior non-approved issuance.

Common Stock Warrants

On February 24, 2008, 1,992,375 common stock warrants that were issued in conjunction with the 2005 Convertible Debentures expired unexercised.

NOTE 9 — BORROWINGS

Capital Lease

In May 2007, we entered into a capital lease to finance equipment to be used in production by our silicon products and services segment.  The lease was in the principal amount of $628,000, bears a nominal interest rate of 16%, had a term of 36 months and includes a bargain purchase option whereby we have the right subsequent to the expiration of the lease term to purchase the asset under lease for no more than 5% of the original equipment cost.  Additionally, we issued the lessor a common stock warrant (valued at $39,000 using the Black-Scholes pricing model) to purchase 40,000 shares of common stock at $1.50 per share.  The common stock warrant vested immediately, expires on May 28, 2010, and is being amortized to interest

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expense over the term of the lease.

April 2007 Debenture

In April 2007, we issued to YA Global Investments, L.P. (“YA Global”), formerly known as Cornell Capital Partners, LP, a convertible debenture with a face amount of $2,000,000 (the “April 2007 Debenture”) along with detachable common stock warrants.  For the nine months ended January 31, 2008, using the effective interest method we amortized $115,000 of the discount on the April 2007 Debenture to interest expense.  As of January 31, 2008, the April 2007 Debenture has an outstanding face amount of $2,000,000 and is recorded in our condensed consolidated balance sheets at a carrying amount (net of discount) of $1,779,000.  We also recorded accrued interest on the April 2007 Debenture in the amount of $197,000 for the nine months ended January 31, 2008.  As of January 31, 2008, cumulative accrued interest is $211,000; such accrued interest is included in accrued interest in the condensed consolidated balance sheet and is due upon maturity of the April 2007 Debenture in May 2009.

We currently may be non-compliant with one or more non-financial covenants of the April 2007 Debenture and its holder may be able to, in its discretion, declare an Event of Default.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the April 2007 Debenture, together with interest and other amounts due (a cumulative amount of $2,211,000 at January 31, 2008), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  Any default declared under the April 2007 Debenture would create a cross-default under the 2006 Convertible Debentures discussed below.  If the holder of the April 2007 Debenture declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

2006 Convertible Debentures

In May, June and November 2006, we issued to YA Global convertible debentures with a cumulative face amount of $16,000,000 (the “2006 Debentures”) along with detachable common stock warrants.  For the nine months ended January 31, 2008, using the effective interest method we amortized $2,377,000 of the discount on the 2006 Debentures to interest expense.  As of January 31, 2008, the 2006 Debentures have a cumulative outstanding face amount of $16,000,000 and are recorded in our condensed consolidated balance sheet at a carrying amount (net of discount) of $9,345,000.  We also recorded accrued interest on the 2006 Debentures in the amount of $1,572,000 for the nine months ended January 31, 2008.  As of January 31, 2008, cumulative accrued interest is $2,423,000; such accrued interest is included in accrued interest in the condensed consolidated balance sheets and is due upon maturity of the 2006 Debentures in May 2009.

We currently may be non-compliant with one or more non-financial covenants of the 2006 Debentures and their holder may be able to, in its discretion, declare an Event of Default.  Additionally, if the holder of the April 2007 Debenture were to declare an Event of Default under that debenture (which they may currently be able to do as discussed previously within this footnote), the holder of the 2006 Debentures could declare an Event of Default under the 2006 Debentures.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the 2006 Debentures, together with interest and other amounts due (a cumulative amount of $18,423,000 at January 31, 2008), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 2006 Debentures declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to January 31, 2008, the holder of the 2006 Debentures converted $30,000 of face amount of the 2006 Debentures into 614,754 shares of our common stock.

NOTE 10 — IMS-BASED PRODUCTS SUSPENSION

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We continue to seek alternatives towards finding a means of monetizing our investment in this product line, including an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.  Due to our election to suspend operations regarding our IMS-based products, we reviewed for impairment the trace and bulk detection technology intangible asset associated with the IMS technology.  We determined that the carrying amount of the intangible asset was not recoverable and its carrying amount exceeded its fair value, as determined using the expected present value of future cash flows.  As such, for the nine months ended January 31, 2008, we recognized an impairment loss in the amount of $145,000, such impairment loss representing the full carrying value of the intangible asset prior to impairment.  The impaired intangible asset relates to the homeland security products reportable segment.

NOTE 11 — LICENSE AGREEMENT

In September 2007, we assigned our existing exclusive rights regarding silicon-28 patents (secured under the 1997 License Agreement with Yale University) to an independent entity, such assignment receiving the consent and agreement of Yale University.  Silicon-28 is a naturally occurring stable isotope of silicon which, in a near isotopically-pure form, may have performance benefits as compared to multi-isotopic materials currently prevalent in the silicon marketplace.  In periods presented, our proceeds from the sale of silicon-28 based products have not been material and we have not invested material resources in the program.

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

NOTE 12 — OFFICER EMPLOYMENT AGREEMENTS

In February 2008, we entered into employment agreements with Christopher Toffales (our Chief Executive Officer), John Sakys (our President and Chief Operating Officer) and Gregory A. Meadows (our Chief Financial Officer).  Each of the employment agreements has an initial term of one year and thereafter will be renewed automatically for successive one year terms unless either party provides sixty days notice prior to the expiration of the current term that the employment agreement is being terminated.  The employment agreements provide that Mr. Toffales will receive an annual base salary of $250,000, Mr. Sakys will receive an annual base salary of $240,000 and Mr. Meadows will receive an annual base salary of $180,000.  Under

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the employment agreements, each of Mr. Toffales, Mr. Sakys and Mr. Meadows are eligible for a discretionary cash bonus and are entitled to participate in all our equity-based compensation plans.  Discretionary cash bonuses and equity-based compensation will be based on the achievement of performance goals, and if none are formally established, paid or granted in the discretion of the Compensation Committee of the Board of Directors.  Additionally we have agreed to pay each executive a one-time discretionary bonus.  As a result, during the three months ended January 31, 2008, we recorded a selling, general and administrative expense of $180,000, which is reflected as accrued liabilities in the accompanying condensed consolidated balance sheet as of January 31, 2008.  The one-time discretionary bonuses are, in part, in recognition of the operational improvements accomplished since February 2007.  The employment agreements provide that these one-time discretionary bonuses will not be paid until we have sufficient working capital that is not committed for operations to allow us to pay all or a portion of the bonus.

Under the employment agreements, we have the right to terminate the executive with or without cause (as defined in the employment agreements).  If the executive is terminated for cause, the executive will have no rights to any unvested benefits or any other compensation or payments after the termination date.  The employment agreements provide that if the executive is terminated without cause the executive is entitled to a severance payment equal to twelve months of his current salary and is payable at termination in a lump sum.

The employment agreements also provide that the executive may terminate the employment agreement upon the occurrence of certain events (as defined in the employment agreements) by providing us at least three- business days notice. If the employment agreements are terminated by the executive for any of these reasons, the executive is due a severance payment equal to twelve months of his current annual salary payable in a lump sum payment within three months of the termination of the Employment Agreement.

Upon a change of control (as defined in the employment agreements), each executive may terminate its employment agreement and will be entitled to receive a severance payment equal to twelve months of his current annual salary, and payable in a lump sum within three months of the Executive’s termination.

The employment agreements contain non-competition and non-solicitation provisions.  However, each executive may engage in certain business activities so long as such activities do not interfere with the executive’s duties and responsibilities at Isonics, and such activities are not with persons or entities that directly compete with us.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

As of January 31, 2008, we had no commitments outstanding for capital expenditures.

NOTE 14 — STOCK EXCHANGE LISTING

On December 6, 2007, we received notification from the Nasdaq Stock Market (“Nasdaq”) that it had determined to delist our securities from Nasdaq.  Trading of our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007.  In January 2008 our common stock was first traded on the OTC Bulletin Board.  Our common stock currently trades under the symbol ISON.OB.

NOTE 15 — SUBSEQUENT EVENTS

Certain events occurring subsequent to January 31, 2008, are discussed within other notes to the condensed consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “expect”, “believe,” “intend,” “estimate,” “anticipate,” “project,” “will,” “plan,” “will continue,” “will likely result” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A of Part II).  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General Discussion

We are focused on the provision of homeland security services and 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry.  During the past several years, our operations have been characterized by working capital and cash flow shortfalls, and the need for a significant amount of third party investment to enable us to meet our financial obligations.  Although we have met our core obligations to date, we have frequently been required to allocate our available cash among various obligations.  During the nine months ended January 31, 2008 and subsequently, we have refocused our operations and are in the process of reducing significantly our expenses, including the cash flow necessary to pay our corporate and divisional overhead.

During the year ended April 30, 2007, and the nine months ended January 31, 2008, we generated sales from stable and radioactive isotopes, silicon wafer reclaim services and test products, wafer thinning and custom wafer products and services for the silicon industry, although sales from stable and radioactive isotopes were reported as discontinued operations in the accompanying condensed consolidated statements of operations as described below, and during the quarter ended October 31, 2007 we suspended substantially all of our operations in our homeland security products segment.  During the year ended April 30, 2007 and the nine months ended January 31, 2008, we also generated revenues from providing security services for leading businesses and institutions in healthcare, education, retail, manufacturing, banking and the art world.  For information about segment revenue, refer to Note 4 (Segment Information) to the condensed consolidated financial statements located in Item 1: Financial Statements.

In June 2007, we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable homeland security and silicon company and because of deteriorating business conditions in the historical revenue producing products in this business.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) is combined into a single line item and prior periods are reclassified for this presentation.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 and $1,659,000 for the nine months ended January 31, 2008 and 2007, respectively.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our investment in this product line, including an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

In September 2007, we assigned our existing exclusive rights regarding silicon-28 patents (secured under the 1997 License Agreement with Yale University) to an independent entity, such assignment receiving the consent and agreement of Yale University.  Silicon-28 is a naturally occurring stable isotope of silicon which, in a near isotopically-pure form, may have performance benefits as compared to multi-isotopic materials currently prevalent in the silicon marketplace.  In periods presented, proceeds from the sale of silicon-28 based products have been immaterial and we have not invested material resources in the program.

In October 2007, Lucent terminated our development project regarding a next-generation infrared imaging and night vision surveillance technology due to our inability to make a required development payment which was due in July 2007.  As a result, our investment in SenseIt has become valueless.

On December 6, 2007, we received notification from the Nasdaq stating that it had determined to delist our securities from Nasdaq.  Trading in our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007.  In January 2008 our common stock was first traded on the OTC Bulletin Board.  Our common stock currently trades under the symbol ISON.OB.  Although delisting from Nasdaq makes it more difficult for us to use our equity for financing activities, the delisting had no significant direct financial impact.

In January 2008 we sold our 30% interest in IUT for cash consideration of $527,000 (EUR 360,000).  As a result of the transaction, we recorded a gain on the disposition of the investment of $208,000 during the nine months ended January 31, 2008.  A significant portion of the investment that was sold (representing $414,000 of the cash proceeds received) was subject to the security interest held by our debenture holder.  In February 2008, at the request of our debenture holder we forwarded $200,000 of these proceeds as a payment of outstanding interest.   We have retained the remaining $214,000 of proceeds, pending further discussions with the debenture holder, for use for working capital purposes.

Consistent with management focus during the nine months ended January 31, 2008 and prior, we continue to evaluate our portfolio of operating businesses and technology with the goal of operating our business more efficiently and monetizing non-core assets.  Additionally, we have considered and will continue to consider business expansion through merger, acquisition, joint venture or other means, although we can offer no assurance as to our ultimate success in increasing the scope of our business through such means.

Liquidity and Capital Resources

We have had working capital shortages in the past and, although we raised capital totaling more than $45,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses, which have impacted working capital.  As of January 31, 2008, our condensed consolidated balance sheet reflects a working capital deficit of $(12,734,000).  This significant working capital deficit is due mainly to the classification of our outstanding convertible debentures, net of discount and related accrued interest, as a current liability in the accompanying condensed consolidated balance sheet (see second paragraph below, Note 1 Basis of Presentation and Note 9 Borrowings for additional discussion).  In addition, as a result of our continued operating losses and projected declining working capital balances during the year ending April 30, 2008, the auditors report included with our financial statements for the year ended April 30, 2007, included an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.

We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into (but not through) our year ending April 30, 2009, unless we are able to obtain additional financing or achieve positive operating cash flow.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

We currently may be non-compliant with one or more non-financial covenants of the 2006 Debentures and the April 2007 Debenture (together referred to as the “13% Debentures”) and their holder may be able to, in its discretion, declare an Event of Default.  Additionally, an Event of Default under any one of the 13% Debentures would allow the holder to declare an Event of Default under all of the 13% Debentures.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the 13% Debentures, together with interest and other amounts due (a cumulative amount of $20,634,000 at January 31, 2008), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 13% Debentures declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

See additional discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Homeland Security

Isonics Homeland Security and Defense Corporation (“HSDC”) has historically focused the majority of our efforts in the homeland security sector.  These efforts have included entry into the security services market through our acquisition of PPSC in May 2005, acquisition and (prior to August 2007) development of our IMS detection technology and our entry into a project to develop innovative infrared imaging and night vision surveillance technology through an agreement with Lucent which has been terminated.

Security Services - Since the effective date of our acquisition of PPSC in May 2005, PPSC has delivered significant revenue to our condensed consolidated financial statements and has provided gross margins of approximately 22.8% of revenues for the nine months ended January 31, 2008.

During the fourth quarter of the year ended April 30, 2007, and the nine months ended January 31, 2008, we implemented cost cutting initiatives that have positively impacted the results of PPSC’s operations.  Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  As a result of the impact of our ongoing cost cutting initiatives, the segment generated operating income of $417,000 for the nine months ended January 31, 2008, as compared to an operating loss of $(377,000) for the nine months ended January 31, 2007.  For the nine months ended January 31, 2008 and 2007, the operating loss includes non-cash amortization of acquisition-related customer intangibles and stock-based compensation expense in the aggregate amount of $129,000 and $183,000, respectively.

While we believe that these cost cutting initiatives and focused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008 and into our next fiscal year, the industry is cost competitive and customers switch security service providers on short notice and, therefore, we can offer no assurance that this will actually occur.

Detection Technology — During our year ended April 30, 2007 and through August 2007, we offered our IMS-based products (the panel-mounted IMS and

EnviroSecureTM), although we did not engage in any significant marketing efforts for these products subsequent to late in calendar year 2006.  Although we continued to offer EnviroSecure™, a system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings, we did not make any sales of this product or engage in any significant marketing activities.  Our sales of the panel-mounted IMS product were extremely limited and historically resulted in deferred revenue, although we recognized the deferred revenue during the three months ended October 31, 2008, as a result of reaching an accord with our sole customer for that product.  We do not intend to recommence any marketing efforts until (if ever) we are adequately capitalized, have a commercial product and have identified a market.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our investment in this product line, including an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our investment in this technology.

Infrared Imaging Technology — In December, 2005, we approved a development plan that resulted in us becoming obligated under the Lucent Agreement we entered into with Lucent in September 2005 which, in October 2006, we assigned to our 90% owned subsidiary, SenseIt.  Under the Lucent Agreement, we were attempting to develop a next-generation infrared imaging and night vision surveillance technology based on Lucent’s micro electro-mechanical systems (“MEMS”) technology under development at its nanotechnology fabrication facility.

We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007.  As a result of not making this payment, effective October 13, 2007, Lucent terminated the Lucent Agreement.  Therefore, our investment in SenseIt and the related Lucent Agreement (in the cumulative amount of approximately $7,000,000) has become valueless.

Silicon Products and Services

Our silicon operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we experienced a softening of demand for our products and services during the nine months ended January 31, 2008.  The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000).  The positive operating income resulted primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 43% of segment revenue for the nine months ended January 31, 2008 ($2,528,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue).  At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers (both large and smaller diameter) and are also in the process of attempting to qualify our products at others.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results in recent quarters.  In addition, some customers reported inventory buildup in reclaim and/or test products.  As a result of these two factors, during the nine months ended January 31, 2008, we have seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown significantly impacted our revenues, results of operations and cash flows for the nine months ended January 31, 2008, in which we generated an operating loss of $(1,594,000) as compared to operating income of $40,000 for the nine months ended January 31, 2007.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we generated operating income of $286,000.

In order to minimize the effect of the slowdown, we implemented many cost cutting measures and are continuing to do so.  It is unclear as to when our customers’ demand will rebound but we are hopeful that we will begin to see a recovery during the three months ending April 30, 2008.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect continued decreased revenue for the three months ending April 30, 2008 (as compared to the three months ended April 30, 2007) and the reporting of an operating loss for the segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Results of Operations

Our results of operations to date have not been profitable and, in fact, have resulted in significant losses.  Our consolidated revenues in the future will depend primarily on our success in selling products and services in the homeland security and silicon markets.  Our profitability will be dependent upon our ability to manage our costs and to increase our revenues in all of our business segments.  However, we can offer no assurance that we will be able to increase our revenues or our profitability.

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

	Three Months Ended		Nine months Ended
	January 31,		January 31,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	90.7	78.6	89.3	78.6
Gross margin	9.3	21.4	10.7	21.4

Operating expenses:
Selling, general and administrative	33.9	48.2	33.4	53.5
Impairment loss on intangible assets	—	—	.8	—
Research and development	0.8	22.1	7.2	17.6
Total operating expenses	34.7	70.3	41.4	71.1
Operating loss	(25.4)	(48.9)	(30.7)	(49.7)

Other income (expense), net	(19.1)	15.3	(20.3)	9.9
Loss from continuing operations before income taxes and elimination of minority interest	(44.5)	(33.6)	(51.0)	(39.8)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary		(1.5)	0.7	(0.3)
Loss from continuing operations		(35.1)	(50.3)	(40.1)
Gain (loss) on discontinued operations, net of income taxes	—	(1.3)	3.2	(0.5)
NET LOSS	(44.5)%	(36.4)%	(47.1)%	(40.6)%

Revenues

Revenues from our security services and silicon products and services segments decreased for the three and nine months ended January 31, 2008, as compared to the same periods of our prior fiscal year, as described in the following table:

	Three Months Ended		Nine months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Homeland security products	—	—	195,000	—
Security services	3,332,000	3,625,000	10,954,000	11,241,000
Silicon products and services	1,810,000	2,910,000	5,917,000	9,335,000
Total	$5,142,000	$6,535,000	$17,066,000	$20,576,000

The decrease in revenue from the security services segment for the three and nine months ended January 31, 2008, is due to the effect of the loss of several security services contracts during the current period partially offset by the addition of new customers as well as by increases in work performed at certain existing customers.  We continue to market our services aggressively by seeking premium accounts that prefer higher quality of service.  While we are hopeful that in the long-term we will be able to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so and we may in the short-term fail to retain certain of our customers.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results in recent quarters.  In addition, some customers reported inventory buildup in reclaim and/or test products.  As a result of these two factors, during the nine months ended January 31, 2008, we saw a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown in the silicon products and services segment significantly impacted our revenues, which decreased by approximately 37% to $5,917,000 for the nine months ended January 31, 2008, as compared to $9,335,000 for the nine months ended January 31, 2007.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007, whereby we recorded revenues of $3,686,000.

In order to minimize the effect of the slowdown, we have implemented many cost cutting measures and are continuing to do so.  It is unclear as to when our customers’ demand will rebound but we are hopeful that we will begin to see a recovery during the three months ending April 30, 2008. While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect continued decreased revenue for the three months ending April 30, 2008 (as compared to the three months ended April 30, 2007) and the reporting of an operating loss for the segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Our homeland security products segment recorded $195,000 of revenue for the nine months ended January 31, 2008, as compared to no revenue during the same period of our prior fiscal year.  The revenue relates to the installation of fifteen commercial units of our panel-mounted IMS-based product in the AirChx system manufactured by DualDraw LLC, eight of which were installed during the nine months ended January 31, 2008, and seven of which were installed during the year ended April 30, 2007.  The proceeds from the sale of the units had been classified as deferred revenue pending completion of certain tasks.  Based upon an agreement signed with DualDraw LLC during the three months ended October 31, 2007, our obligations to DualDraw LLC were materially fulfilled and we recognized the revenue related to the sale of the IMS-based products.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products and, as a result, we do not anticipate any additional revenues from the sale of homeland security products during our fiscal year ending April 30, 2008, or subsequently.  The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space.  We will continue to seek alternatives towards finding a means of monetizing our investment in this product line, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the nine months ended January 31, 2008, two security services customers accounted for 20% and 13% of revenues, respectively, and one silicon products and services customer accounted for 12% of revenues as compared to the nine months ended January 31, 2007, in which two security services customers accounted for 15% and 11% of revenues, respectively, and one silicon products and services customer accounted for 22% of revenues.  Significant reductions in sales to any of these large customers have had, and may in the future have, an adverse effect by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

Gross Margin

Our gross margin decreased for the three and nine months ended January 31, 2008, as compared to the same periods of our prior fiscal year, both on a dollar amount and as a percentage of revenues, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$479,000	$1,396,000	$1,833,000	$4,412,000
Percent of revenues	9.3%	21.4%	10.7%	21.4%

The decrease in gross margin on a percentage basis is due primarily to the downturn in our silicon products and services segment whereby the downturn has lead to a significant decrease in revenue, which has forced us to allocate our fixed facility costs over a lower base, correspondingly decreasing gross margins on a percentage basis.  To a lesser extent, the decrease on a percentage basis is also due to the provision of lower prices in order to obtain new or keep existing business.  The decrease in gross margin on a dollar basis is due mainly to the decrease in revenue for our silicon products and services segment.

On a dollar basis, gross margin is expected to increase correspondingly with increases in revenue, if any, with dependencies on customer and supplier pricing.  Our ability to positively impact consolidated gross margin will in a large part be dependent upon our ability to grow sales in our security service segment through increased sales of security services and in our silicon products and services segment through increased sales of 300-millimeter products and services and wafer thinning services.

On a percentage of revenues basis, in general we anticipate that the gross margin percentage in our security services segment (within 1-2 percentage points) will remain relatively stable.  As a result of the current downturn which has and may lead to more increased competition and lower prices, our silicon products and services segment will most likely experience a decrease in gross margins as a percentage of revenues during the year ending April 30, 2008, as compared to the year ended April 30, 2007.  Due to fixed facility costs included in cost of revenues in the silicon products and services segment, the gross margin percentage is particularly sensitive to volume and revenue changes.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased both as a dollar amount and as a percentage of revenues for the three and nine months ended January 31, 2008, as compared to the same respective periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$1,743,000	$3,150,000	$5,697,000	$11,015,000
Percent of revenues	33.9%	48.2%	33.4%	53.5%

The $5,318,000 decrease in selling, general and administrative expenses for the nine months ended January 31, 2008, compared to the same period in the prior year is attributable to a combination of factors, including:

•                  approximately $1,250,000 due to a decrease in staffing and expenditures at the corporate office;

•                  approximately $900,000 due to a decrease in staffing and expenditures in the security services segment;

•                  approximately $1,770,000 due to a decrease in staffing and operations in the homeland security products segment;

•                  approximately $430,000 due to a decrease in staffing and operations in the silicon products and services segment;

•                  inclusion in the nine months ended January 31, 2007, of a noncash charge in the amount of $357,000 related to the amendment to the number of shares issuable and exercise price of certain warrants with ratchet provisions;

•                  an approximate $610,000 decrease in noncash stock-based compensation expense.

We continue to be actively focused on reducing selling, general and administrative expenses and are hopeful that we will be able to further reduce these expenses for the three months ending April 30, 2008 as compared to the three months ended January 31, 2008.  However, there can be no assurance that anticipated selling, general and administrative expenses will result in increased revenues.

Impairment Loss on Intangible Assets

Our impairment loss on intangible assets increased on both a dollar and a percentage of revenues basis for the nine months ended January 31, 2008, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$—	—	$145,000	—
Percent of revenues	0%	0%	0.8%	0%

The impairment loss relates to a write off of the unamortized balance of the trace and bulk detection technology intangible asset.  Due to suspension of development, manufacture and sale of our IMS-based products, we determined that the trace and bulk detection technology intangible asset was fully impaired.

Research and Development Expenses

Our research and development expenses decreased on both a dollar and a percentage of revenues basis for the three and nine months ended January 31, 2008, as compared to the same period of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$42,000	$1,442,000	$1,224,000	$3,630,000
Percent of revenues	0.8%	22.1%	7.2%	17.6%

The majority of research and development expenses for the nine months ended January 31, 2008 and 2007 relate primarily to (1) the development of next-generation infrared imaging and night vision surveillance technology through our Lucent relationship and (2) our IMS technology.  However, due to the termination of the Lucent Agreement and the suspension of development of our IMS technology, we did not incur material research and development expense during the three months ended January 31, 2008 for these projects and we do not expect to incur material additional research and development expense related to these projects throughout the remainder of fiscal year 2008 and beyond.

Historically a significant amount of the research and development on the IMS technology was performed by IUT.  We funded $80,000 and $915,000 under our agreement with IUT for the nine months ended January 31, 2008 and 2007, respectively.  As a result of the suspension of the development, manufacture and sale of our IMS-based products as described above, we intend to provide no further funds pursuant to this agreement.

Except for work being performed on our silicon products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Although we have in the past expended significant resources on research and development, we cannot offer any assurance that we will receive future financial benefit from our research and development efforts made to date.

Operating (Loss) Income

For the nine months ended January 31, 2008 and 2007, our operating segments incurred operating (loss) income as follows:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Homeland security products	$(111,000)	$(1,983,000)	$(2,147,000)	$(6,054,000)
Security services	94,000	(83,000)	417,000	(377,000)
Silicon products and services	(635,000)	88,000	(1,594,000)	40,000
Reconciling amounts (1)	(654,000)	(1,218,000)	(1,909,000)	(3,842,000)
Total	$(1,306,000)	$(3,196,000)	$(5,233,000)	$(10,233,000)

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

Our homeland security products segment generated significant operating losses during the nine months ended January 31, 2008 as our effort to develop and commercialize our IMS technology and our effort to develop next generation infrared imaging and night vision surveillance technology has not been successful.  As a result of the suspension of the development, manufacture and sale of our IMS-based products and the cancellation of the Lucent Agreement (both described above), the operating loss was significantly decreased for the three months ended January 31, 2008 and we expect that future operating losses will continue to decrease as we seek alternatives towards finding a means of monetizing our investment in this product line, including the development of a strategic partnership or an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

For the nine months ended January 31, 2008 and 2007, our security services segment delivered revenue of $10,954,000 and $11,241,000, respectively.  The operating income for the nine months ended January 31, 2008, is due primarily to the benefits received from the cost cutting initiatives we implemented at PPSC during the nine months ended January 31, 2008 (see below for additional discussion).  The operating loss for the nine months ended January 31, 2007 is inclusive of a write-off of a single customer’s accounts receivable balance in the amount of $114,000 (of which the majority was subsequently collected during the nine months ended January 31, 2008).  Although we continue to pursue selected domestic government contracts, we have taken steps to reduce our spending on sales and marketing in this area.

During the fourth quarter of the fiscal year ended April 30, 2007, and the nine months ended January 31, 2008, we implemented significant cost cutting initiatives that have positively impacted the results of PPSC’s operations.  Additionally we initiated plans to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  While we believe that these cost cutting initiatives and refocused sales and marketing efforts will enable PPSC to report positive operating income for the year ending April 30, 2008 and into our next fiscal year, the industry is cost competitive and customers switch security service providers on short notice and, therefore, we can offer no assurance that this will actually occur.

Our silicon operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we experienced a softening of demand for our products and services during the nine months ended January 31, 2008. The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000).  The positive operating income resulted primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 43% of segment revenue for the nine months ended January 31, 2008 ($2,528,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue).  At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers (both large and small diameter) and are also in the process of attempting to qualify our products for other customers.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results in recent quarters.  In addition, some customers reported inventory buildup in reclaim and/or test products.  As a result of these two factors, during the nine months ended January 31, 2008, we have seen a slowdown in orders of reclaim and test materials, which has had a negative impact on our operations.

The slowdown significantly impacted our revenues, results of operations and cash flows for the nine months ended January 31, 2008 in which we generated an operating loss of $(1,594,000) as compared to operating income of $40,000 for the nine months ended January 31, 2007.  The impact of the slowdown in orders on our business is magnified when the results are compared to the three months ended April 30, 2007 whereby we generated operating income of $286,000.

In order to minimize the effect of the slowdown, we implemented many cost cutting measures and are continuing to do so.  It is unclear as to when our customers’ demand will rebound but we are hopeful that we will begin to see a recovery during the three months ending April 30, 2008.  While we continue to aggressively pursue and add new customers to mitigate the underlying uncertainties with our existing customer base, we expect to reflect continued decreased revenue for the three months ending April 30, 2008 (as compared to the three months ended April 30, 2007) and the reporting of an operating loss for the segment.  We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Other Income (Expense), net

Other income (expense), net decreased both as a dollar amount and as a percentage of revenues for the three and nine months ended January 31, 2008 as compared to the same respective periods of our prior fiscal year, as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$(983,000)	$1,003,000	$(3,466,000)	$2,037,000
Percent of revenues	(19.1)%	15.3%	(20.3)%	9.9%

For the nine months ended January 31, 2008, other income (expense), net includes interest expense of $(4,496,000), the amortization of debt issuance costs of $(138,000) and equity in the net loss of an investee of $(69,000) partially offset by a gain on sale of an equity method investment of $208,000, interest and other income of $100,000 and a gain on derivative instruments of $915,000.  Included in interest expense for the nine months ended January 31, 2008 are non-cash charges of $4,261,000 related to the amortization of the discount and the accrual of interest on our outstanding convertible debentures.

For the nine months ended January 31, 2007, other income (expense), net includes the recording of a gain on derivative instruments in the amount of $4,223,000 related to the change in fair value of the two derivative liabilities which we recorded in our condensed consolidated balance sheet, equity in the net income of an investee of $73,000, interest and other income of $54,000 and the recording of a gain on extinguishment of debt in the amount of $227,000, which resulted from the retirement of $3,880,000 in principal amount of 8% Debentures partially offset by $(2,347,000) of interest expense and $(197,000) of amortization of debt issuance costs.

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

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary for the three and nine months ended January 31, 2008 and 2007 is reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$—	$(97,000)	$111,000	$(55,000)
Percent of revenues	—%	(1.5)%	0.7%	(0.3)%

The amount of minority interest in operations of consolidated subsidiary recorded for the nine months ended January 31, 2008, relates to our purchase of a 90% interest in SenseIt in October 2006 and the subsequent operation of the business.  Due to the cancellation of the Lucent Agreement, we do not expect minority interest in operations of SenseIt to be material in future periods.

Gain on Discontinued Operations, net of Income Taxes

Gain on discontinued operations, net of income taxes increased on both a dollar and a percentage of revenues basis for the three and nine months ended January 31, 2008, as compared to the same period of our prior fiscal year as reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$—	$(87,000)	$37,000	$(99,000)
Percent of revenues	—%	(1.3)%	3.2%	(0.5)%

In January 2007, we decided to discontinue the operation of our life sciences business and to put the assets and business up for sale (which was sold in June 2007).  We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are reclassified for this presentation.  The gain, net of income taxes, resulting from operations of the life sciences business was $37,000 for the nine months ended January 31, 2008 as compared to a loss, net of income taxes, in the amount of $(99,000) for the nine months ended January 31, 2007.  The gain on sale of the life sciences business was recorded in the nine months ended January 31, 2008, in the amount of $516,000.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 and $1,659,000 for the nine months ended January 31, 2008 and 2007, respectively.

Net Loss

Net loss for the three and nine months ended January 31, 2008 and 2007 is reflected in the following table:

	Three months ended January 31,		Nine months ended January 31,
	2008	2007	2008	2007
Dollar amount	$(2,289,000)	$(2,377,000)	$(8,035,000)	$(8,350,000)
Percent of revenues	(44.5)%	(36.4)%	(47.1)%	(40.6)%

We anticipate that consolidated losses will continue until (if ever) revenues from our current operations substantially increase or we increase the scope of our operations through merger, acquisition or other means.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.  Additionally, we expect that our consolidated net loss will continue as we continue to work through the downturn in the silicon market.  As noted above, we suspended development and marketing of our IMS-based products and we suspended operations at our SenseIt subsidiary due to the cancellation of the Lucent Agreement.  Therefore, we can offer no assurance that we will be able to proceed with either of these projects or that the development and commercialization of these technologies will ever occur.

We anticipate that our operations during the remainder of fiscal year 2008 will result in a net loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating expenses.

Liquidity and Capital Resources

During the past several years, we have at times had significant liquidity and working capital shortages, although we have been able to pay our core obligations as they have become due.  Included in the following table are condensed consolidated balance sheet items as of January 31, 2008 and April 30, 2007 and condensed consolidated cash flow items for the nine months ended January 31, 2008 and 2007:

	As of
(in thousands)	January 31, 2008	Change	April 30, 2007
Cash and cash equivalents	$1,547	$(9)	$1,556

Working capital (deficit)	$(12,734)	(16,044)	3,310

Current portion of convertible debentures, net of discount	$11,124	11,124	—
Convertible debentures, net of discount and current portion	—	(8,634)	8,634
Total convertible debentures, net of discount	$11,124	$2,490	$8,634

Total convertible debentures, face value outstanding	$18,000	$—	$18,000

	Nine months ended
	January 31, 2008	Change	January 31, 2007

Net cash used in operating activities	$(323)	$7,038	$(7,361)
Net cash provided by (used in) investing activities	1,286	3,001	(1,715)
Net cash provided by (used in) financing activities	(972)	(10,316)	9,344
Net increase (decrease) in cash and cash equivalents	$(9)	$(277)	$268

Working Capital

We had a working capital deficit of $(12,734,000) as of January 31, 2008, as compared to working capital of $3,310,000 as of April 30, 2007. This $16,044,000 decrease in working capital for the nine months ended January 31, 2008, is due to a combination of factors, of which the significant factors are set out below:

        Factors which increased working capital

•                  net cash of $805,000 received from the sale of our life sciences business in June 2007;

•                  cash of $527,000 received from the sale of our 30% interest in IUT (although we subsequently remitted $200,000 of these proceeds as a payment of outstanding interest);

•                  net cash of $60,000 received from the assignment of our silicon-28 license (see Note 11 to the accompanying condensed consolidated financial statements).

Factors which decreased working capital

•                  Classification of $13,758,000 of our outstanding convertible debentures, net of discount and related accrued interest as a current liability in the accompanying condensed consolidated balance sheet (see Note 1 Basis of Presentation for additional discussion).

•                  $3,019,000 of cash consumed directly in operating activities (calculated as $323,000 of cash used in operating activities, increased by $2,696,000 of the cash impact of net changes in other current assets or liabilities included therein);

•                  $106,000 related to purchases of fixed assets;

•                  $187,000 representing the current portion of capital lease entered into during the nine months ended January 31, 2008;

•                  $44,000 in reclassification of capital leases from long-term to current;

•                  $322,000  in payments on notes payable entered into for insurance during the nine months ended January 31, 2008, in excess of the related unamortized prepaid insurance balance.

Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.  We believe we have sufficient working capital to finance our anticipated operations and projected negative cash flow only into (but not through) our year ending April 30, 2009, unless we are able to obtain additional financing or achieve positive operating cash flow.  Because of the potential dilution associated with the outstanding debentures and the holder’s security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

Convertible Debentures

Selected information regarding the 13% Debentures follows (dollars in thousands):

	2006 Debentures	April 2007 Debenture	Total
Debenture agreement date(s)	May, June and November 2006	April 2007	—

Due date - principal and interest	May 2009	May 2009	—

Interest rate	13%	13%	—

Outstanding balances as of January 31, 2008:
Face value	$16,000	$2,000	$18,000
Accrued interest	2,423	211	2,634
Total liability	$18,423	$2,211	$20,634

We may be non-compliant with one or more non-financial covenants of the 13% Debentures and their holder may be able to, in its discretion, declare an Event of Default.  Additionally, an Event of Default under any one of the 13% Debentures would allow the holder to declare an Event of Default under all of the 13% Debentures.  Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the 13% Debentures, together with interest and other amounts due (a cumulative amount of $20,634,000 at January 31, 2008), to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.  If the holder of the 13% Debentures declares an Event of Default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets.

Cash Flows

As of January 31, 2008, we had $1,547,000 of cash and cash equivalents, a decrease of $9,000 as compared to $1,556,000 at April 30, 2007. Our principal source of funding for the nine months ended January 31, 2008 was from the existing working capital as of April 30, 2007, along with the $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007 and $527,000 received from the sale of our 30% interest in IUT.   Our principal source of funding for the nine months ended January 31, 2007 was from the issuance of the 2006 Debentures (with a face amount of $16,000,000) for which we received net proceeds of $15,105,000.

Cash used in operating activities of $(323,000) and $(7,361,000) for the nine months ended January 31, 2008 and 2007, respectively, was primarily the result of a net loss of $(8,035,000) (which included noncash expenses and gains in the net amount of approximately a $3,100,000 expense) and of $(8,350,000) (which included noncash expenses and gains in the net amount of approximately a $700,000 expense), respectively.

Investing activities provided cash of $1,286,000 and used cash of $(1,715,000) for the nine months ended January 31, 2008 and 2007, respectively. Cash provided by investing activities for the nine months ended January 31, 2008, consisted of $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007, $527,000 from the sale of our 30% interest in IUT and $60,000 from the assignment of our silicon-28 licenses partially offset by $106,000 expended on additions of property and equipment.  Cash used in investing activities for the nine months ended January 31, 2007, consisted of $1,615,000 expended on additions of property and equipment and $100,000 expended on a 9% equity investment in a business (which investment was subsequently written off in its entirety).

Financing activities used cash of $(972,000) and provided cash of $9,344,000 for the nine months ended January 31, 2008 and 2007, respectively. Cash used in financing activities for the nine months ended January 31, 2008, consisted of payments of principal on capital leases and notes payable in the amounts of $359,000 and $613,000, respectively.  Cash provided by financing activities for the nine months ended January 31, 2007, resulted primarily from the issuance of the 2006 Debentures, which yielded net proceeds of $15,105,000 offset primarily by principal payments on borrowings of $5,718,000.

Additional Liquidity Considerations

As of January 31, 2008, we had 1,992,377 common stock warrants exercisable at $5.00 related to the 8% Debenture transaction.  In May 2006, 1,139,251 of these common stock warrants were modified to reduce their anti-dilution provisions to a price-protection provision only. If we were to enter into a financing agreement in the future with an effective price less then $5.00 (or if the holder of our 13% Debentures was to convert a portion of any outstanding debenture at a conversion rate less than $5.00), the remaining 853,126 common stock warrants that have a full anti-dilution provision, would ratchet into a greater number of common stock warrants at a lower exercise price.   These warrants expired on February 24, 2008.  There was no direct financial impact related to the expiration of these warrants.

As of January 31, 2008, we had no commitments outstanding for capital expenditures.  Further, due to the cancellation of the Lucent Agreement, we have no further commitments under that contract.

On December 6, 2007, we received notification from the Nasdaq stating that it had determined to delist our securities from Nasdaq.  Trading in our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007.  In January 2008 our common stock was first traded on the OTC Bulletin Board.  Our common stock currently trades under the symbol ISON.OB.  Because of the reduced liquidity associated with OTC Bulletin Board securities, we may not be able to use our equity for fundraising as easily as in the past.  Although delisting from Nasdaq makes it more difficult for us to use our equity for financing activities, the delisting had no significant direct financial impact.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We have goodwill in the amount of $3,631,000 on our condensed consolidated balance sheet as of January 31, 2008, related to the acquisition of PPSC in May 2005.  During the three months ended January 31, 2008, we performed our annual impairment review on the aforementioned goodwill and concluded that the goodwill is not impaired.

For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) is the authoritative standard on the accounting for the impairment of such intangible assets.  As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired.  To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives.  We have remaining other net intangible assets in the amount of $42,000 on our condensed consolidated balance sheet as of January 31, 2008, comprised of  the customer base acquired in our acquisition of PPSC in May 2005.  We are required to periodically evaluate our other intangible assets balances for impairments.  Due to our election to suspend operations regarding our IMS-based products, during the three months ended October 31, 2007, we reviewed for impairment the trace and bulk detection technology intangible asset associated with the IMS technology.  We determined that the carrying amount of the intangible asset was not recoverable and its carrying amount exceeded its fair value, as determined using the expected present value of future cash flows.  As such, during the three months ended October 31, 2007, we recognized an impairment loss in the amount of $145,000, such impairment loss representing the full carrying value of the intangible asset prior to impairment.  If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

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

Interest Rates

Our investment portfolio consists of cash and cash equivalents (in the amount of $1,547,000 as of January 31, 2008), all of which is exposed to interest rate fluctuations.  The primary objective of our investments is to earn a market rate of return while preserving principal and maximizing liquidity.  The interest earned on these investments (with a blended yield of approximately 0.5% at January 31, 2008) may vary based on fluctuations in the prevailing interest rate.

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

Derivative Instruments

We do not purchase derivative instruments on the open market.  However, in accordance with current US GAAP, we have classified certain warrants as derivative instruments (a $106,000 current liability at January 31, 2008).  Classification as derivative liabilities was required because there is a possibility that the instruments could be required to be settled on a net cash basis.  We are required to mark these instruments to market as of the end of each reporting period and to recognize the change in fair value in our condensed consolidated statements of operations.  Our stock price has been historically volatile and the fair values of these instruments are sensitive to changes in our underlying stock price.  As such, the carrying amount of these instruments may be volatile from period to period.  For the nine months ended January 31, 2008, we recorded a gain on derivative instruments in the aggregate amount of $915,000 such amount representing the change in fair value between April 30, 2007, and January 31, 2008.  See Note 9 to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data” of our Form 10-K for the year ended April 30, 2007, for a more detailed discussion of the derivative instruments.

Item 4T: Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of January 31, 2008 (the end of the period covered by this report). Based on that evaluation, our principal executive officer and our principal financial officer have concluded that these disclosure controls and procedures are effective as of such date.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  ICFR includes those policies and procedures that

(i)                                     pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii)                                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with our established policies and procedures; and

(iii)                               provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of cost and personnel limitations, we are not likely to be able to complete implementation of the system required under §404 of the Sarbanes Oxley Act of 2002 to evaluate the effectiveness of our ICFR.  Therefore, at year end when required to evaluate our ICFR, a material weakness will likely to be found to exist.  The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“An Audit of Internal Control Over Financial Reporting Performed in

Conjunction with An Audit of Financial Statements” (“AS 2”)), defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our first period in which we must make an assessment of our ICFR is the year ending April 30, 2008, and such assessment will appear in our Form 10-K for the year then ended.  We have not yet completed our assessment of our ICFR and, consequently, have not identified any material weakness.

If we determine the existence of a material weakness in our ICFR or are unable to evaluate properly our ICFR, we will also be obligated to report a material weakness in disclosure controls and procedures as well.  Notwithstanding our inability to implement the required framework for an evaluation of the effectiveness of our ICFR (which is planned to be based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission), our management believes that ICFR and disclosure controls and procedures are adequate to ensure the accuracy and completeness of our financial statements and disclosure, and will remain so.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

None.

Item 1A: Risk Factors

There are no material changes to the risk factors set forth in Part II, “Item 1A: Risk Factors” in our Quarterly Report on Form 10-Q for the period ended October 31, 2007 except as set forth below.  With the following modification, we incorporate those risk factors by reference into this report.

We are unlikely to be able to complete the implementation of a framework by which we will be able to adequately assess our internal controls over financial reporting and our internal controls over financial reporting may be found to be deficient.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting pursuant to a defined framework and requires auditors to express an opinion with respect to that assessment.  Current regulations of the Securities and Exchange Commission require us to include management’s assessment and attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending April 30, 2008.  We have incurred significant costs in implementing and responding to these requirements but (as described in Item 4T, above), because of personnel and working capital shortages, we are unlikely to be able to complete the implementation of the framework pursuant to which we planned to complete our evaluation.  Even when the framework is implemented, we will have to incur additional expenses to complete the implementation and to maintain those controls.  Because of our working capital and liquidity shortages, it is unlikely that we will be able to complete the implementation of all aspects of Section 404 regarding internal controls over financial reporting.  Although management does not believe that there are any material weaknesses in our internal controls over financial reporting or our disclosure controls and procedures, our failure to be able to assess those controls pursuant to an approved framework will likely result in identification of a ‘material weakness’ which (if identified) will be disclosed in our forthcoming Form 10-K.  If we identify any material weakness, investors may lose confidence in the reliability of our financial statements, and, if we fail to complete our internal control assessment as anticipated, actions by the SEC or other regulatory and listing agencies, if any, are unknown.  These could include limiting our ability to register and sell securities, impacting the trading market for our common stock or other enforcement actions.

In addition to the amended risk factor set forth above and the other risk factors set forth in our Quarterly Report on Form 10-Q for the period ended October 31, 2007, there are other risk factors and other important information set forth in this report on Form 10-Q.  You should carefully consider these factors and other disclosure, which set forth information that could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued Under a Consulting Agreement

In February 2008, we issued an aggregate of 150,000 shares of restricted common stock to a consultant in consideration of an agreement to perform services for us.  Based on representations made to us by the consultant and certain persons to whom the consultant assigned an interest in the shares, we determined that they were all accredited investors and the offering had not been accomplished as a result of any form of public advertising or general solicitation.  In issuing the shares, we relied on the exemptions from registration provided by §§4(2) and 4(6) of the federal Securities Act of 1933 and Rule 506 of Regulation D.  No commissions or other remuneration was paid in connection with this issuance.

Conversion of 2006 Debentures to Common Stock

On February 29, 2008 the holder of the 2006 Debentures converted $30,000 of face amount of the 2006 Debentures into 614,754 shares of common stock.

The following sets forth the information required by Item 701 in connection with the above stated transactions:

(a)           The transactions were completed effective as stated above.

(b)           There was no placement agent or underwriter for the transactions.

(c)           The shares were not sold for cash.

(d)           We relied on the exemption from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 for these transactions.  We did not engage in any public advertising or general solicitation in connection with these transactions.  The holder of the 2006 Debentures had access to all of our reports filed with the Securities and Exchange Commission, our press releases and other financial, business and corporate information.  Based on our investigation, we believe that the holder of the 2006 Debentures obtained all information regarding Isonics that they requested, received answers to all questions they posed and otherwise understood the risks of accepting our securities for investment purposes.

(e)           The common stock issued in these transactions is not convertible or exchangeable.  No warrants were issued in these transactions.

(f)            We received no cash proceeds from the issuance of the shares.  We did receive a relief from indebtedness as described above.

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

On February 28, 2008 our Board of Directors unanimously appointed George O’Leary to fill one of the vacancies on our Board of Directors.  Mr. O’Leary accepted his appointment on March 10, 2008.  Upon acceptance of his appointment, Mr. O’Leary was not appointed to any committees of the Board of Directors, however in the future we may determine it is appropriate to do so.

There is no arrangement or understanding pursuant to which Mr. O’Leary was appointed to our Board of Directors.  Mr. O’Leary has not had a direct or indirect interest in any of our previous transactions.  Upon his appointment, Mr. O’Leary was not granted stock options or any other form of remuneration, however in the future we may determine it is appropriate to grant Mr. O’Leary stock options in consideration for his service as a Board member.

Mr. O’Leary currently serves as a director of several other companies including NeoGenomics, Inc. (NGNM.OB), a publicly traded cancer genetic testing laboratory.  The holder of our 13% Debentures has a business relationship with, and has previously invested in NeoGenomics, Inc.  Our Board of Directors has considered the potential conflict of interest of Mr. O’Leary concurrently serving on our Board of Directors and other companies that have or had a business relationship with the holder of our 13% Debentures, and has determined that any such relationships will not interfere with Mr. O’Leary being able to faithfully carry out his duties as a member of our Board of Directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 13th day of March 2008.

Isonics Corporation
(Registrant)

By	/s/ Christopher Toffales
Christopher Toffales
Chief Executive Officer

By	/s/ Gregory A. Meadows
Gregory A. Meadows
Chief Accounting Officer and Chief Financial Officer