Form 10-K
period 2008-04-30
ISONICS CORP
filed 2008-08-11
CIK 1023966

Use these links to rapidly review the document

ISONICS CORPORATION AND SUBSIDIARIES Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended April 30, 2008
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

Registrant's telephone number, including area code: (303) 279-7900

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 31, 2007 was approximately $4,800,000 based upon the closing sale price of the Registrant's Common Stock on such date, as reported on the Nasdaq Capital Market. Shares of Common Stock held by each executive officer and director and each person owning more than 10% of the outstanding Common Stock of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the Registrant's Common Stock, no par value, as of July 21, 2008, was 20,335,698 shares.

i

FORWARD-LOOKING STATEMENTS

        Certain statements in this report, other than purely historical information, including projections, estimates, objectives and expected operating results, statements relating to our business plans, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believe," "expect," "intend," "estimate," "anticipate," "will" "project," "plan," "will continue," "will likely result" and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled "Risk Factors" (refer to Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a results of new information, future events or otherwise.

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

        We were formed in March 1992, as a partnership, and were subsequently incorporated in California in March 1993, as A&R Materials, Inc. In September 1996, we changed our name to Isonics Corporation. Our web site is www.isonics.com. Our common stock is traded on the OTC Bulletin Board under the symbol ISON.OB.

        The address of our principal executive offices and our telephone and facsimile numbers at that address are:

    Isonics Corporation
    5906 McIntyre Street
    Golden, Colorado 80403
    Telephone No.: (303) 279-7900
    Facsimile No.: (303) 279-7300

        During our year ended April 30, 2007, we raised over $12,800,000 (net of expenses and $4,100,000 of payments on our 8% Convertible Debentures issued in 2005 (the "8% Debentures")) through the issuance of $16,000,000 of convertible debentures in 2006 (the "2006 Debentures") and $2,000,000 of convertible debentures in April 2007 (the "April 2007 Debenture") to YA Global Investments, L.P. ("YA Global"), formerly known as Cornell Capital Partners, LP. The 2006 Debentures and the April 2007 Debenture (as amended in April 2007 and June 2008) are due October 31, 2009, bear interest at 13% per annum and are collateralized by substantially all of our assets.

        In June 2008 we raised an additional $1,000,000 (net of expenses) through the issuance of $1,175,000 of term debt to YA Global (the "Term Note"). The Term Note is due October 31, 2009, bears interest at 13% per annum and is collateralized by substantially all of our assets. The Term Note however is not convertible into our common stock but only repayable in cash.

        In June 2008, YA Global exchanged two of the 2006 Debentures having an aggregate principal balance of $5,970,000 into notes (the "Exchange Notes") with the same terms as the Term Note described above.

        As a result, we now have

  •
  $7,145,000 in outstanding non-convertible term debt (the Term Note and the Exchange Notes, collectively the "Term Notes"); and

  •
  $11,868,400 (net of conversions to common stock) of remaining convertible debentures (the 2006 Debentures and the April 2007 Debenture, collectively the "13% Debentures").

        In conjunction with its purchase of the Term Note, YA Global agreed to purchase an additional two notes, one in the principal amount of $50,000 and the second in the principal amount of $275,000. However, YA Global's obligation to purchase these notes is either conditioned on the occurrence of certain events or is in the sole discretion of YA Global and as such it is uncertain when or if either of these additional notes will be issued.

        Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents. In addition, it is likely that we will be unable to comply with certain financial covenants of the Term Notes during our fiscal year ending April 30, 2009 and as a result YA Global may potentially also be able to, in its discretion, declare an Event of Default on those notes. If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest. Although YA Global has not yet declared an event of default, and we are continuing to have discussions with YA Global with the aim to further our business operations, we can offer no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes.

        As a result of the financing in June 2008, we believe we currently have enough working capital to finance our anticipated operations and projected negative cash flow into our quarter ending October 31, 2008. In addition, if we are able to secure an offer for asset based financing from a third party, YA Global has agreed to review that proposed financing and in its sole discretion consider releasing its security interest in certain of our assets to secure that financing. If we are successful at obtaining a minimum of $1,000,000 of additional financing, we believe we could have enough working capital to finance our anticipated operations and projected negative cash flow into our fiscal year ending April 30, 2010. Because of the terms of the existing YA Global financing, we are unable to secure any additional financing without YA Global's consent and approval.

Subsidiaries

        We currently conduct our operations through subsidiaries. The following chart provides information about those subsidiaries:

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Isonics Vancouver, Inc.	Washington, USA	100%	Isonics Vancouver, Inc. ("IVI") operates our silicon operations in Vancouver, Washington.

Name and Headquarters	Place of Formation	Ownership Percentage	Business
Isonics Homeland Security and Defense Corporation	Delaware, USA	100%	Isonics Homeland Security and Defense Corporation ("HSDC") was formed in October 2004 and it coordinates our remaining efforts in the homeland security market.
Protection Plus Security Corporation	New York, USA	100% by HSDC	Protection Plus Security Corporation ("PPSC") is a provider of advanced security and investigative services for leading businesses and institutions.

        The foregoing does not include our ownership in the following companies:

  •
  We (through HSDC) have a 90% interest in SenseIt Corp ("SenseIt"), a Delaware entity that was formed in October 2006 with the purpose of accelerating development and driving commercialization of next generation infrared imaging and night vision surveillance technology in connection with a development agreement with Lucent Technologies, Inc. ("Lucent"). We did not make a required $1,000,000 payment that was due to Lucent on or before July 16, 2007. As a result of not making this payment, effective October 13, 2007, Lucent terminated the development agreement. As a result, our investment in SenseIt and the related development agreement with Lucent (in the cumulative amount of approximately $7,000,000) has little (if any) value.

  •
  We have a 25% interest in Interpro Zinc, LLC, a Colorado entity that engages in the research and development for the recovery and recycling of zinc metal from various sources. Interpro Zinc, LLC suspended its operations in 2003 due to a lack of funding and it is unclear as to if or when it will resume such operations.

        The purchase and ownership of our common stock involves a high degree of risk. See Item 1A."Risk Factors", below. We have not authorized anyone to give you information or to make any representation other than those contained in this annual report.

Trading Symbol

Common Stock	ISON.OB

Lines of Business and Products

        During the years ended April 30, 2008, 2007 and 2006, we generated sales from stable and radioactive isotopes and 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry, although sales from stable and radioactive isotopes were reported as discontinued operations in the accompanying consolidated statements of operations as described below. Additionally, as a result of the acquisition of PPSC in May 2005, we also generated revenues from providing security services for leading businesses and institutions in healthcare, education, retail, manufacturing, banking and the art industries. For information about segment revenue, refer to Note 17 (Business Segment, Geographic, Customer and Product information) to the consolidated financial statements located in Item 8.

        In June 2007 we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable security and silicon company and because of deteriorating business conditions in the historical revenue producing products in this business. Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) was combined into a single line item and prior periods were reclassified for this presentation. Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes was $101,000 and $1,803,000 for the years ended April 30, 2008 and 2007, respectively.

        In September 2007, we assigned our existing exclusive rights regarding silicon-28 patents (secured under the 1997 License Agreement with Yale University) to an independent entity, such assignment receiving the consent of Yale University. Silicon-28 is a naturally occurring stable isotope of silicon which, in a near isotopically-pure form, may have performance benefits as compared to multi-isotopic materials currently prevalent in the silicon marketplace. In periods presented, proceeds from the sale of silicon-28 based products have been immaterial and we have not invested material resources in the program.

        On December 6, 2007, we received notification from the Nasdaq stating that it had determined to delist our securities from Nasdaq. Trading in our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007. In January 2008 our common stock began being quoted on the OTC Bulletin Board. Our common stock currently trades under the symbol ISON.OB. Although delisting from Nasdaq makes it more difficult for us to use our equity for financing activities, the delisting had no direct financial impact.

        In January 2008 we sold our 30% interest in Institute fur Umwelttechnologien GmbH ("IUT") for cash consideration of $527,000 (EUR 360,000). As a result of the transaction, we recorded a gain on the disposition of the investment of $208,000 during the year ended April 30, 2008. A significant portion of the investment that was sold (representing $414,000 of the cash proceeds received) was subject to the security interest held by YA Global. In February 2008, at YA Global's request, we forwarded $200,000 of these proceeds as a payment of outstanding interest. We retained the remaining $214,000 of proceeds to use for working capital purposes.

        Consistent with management focus during the year ended April 30, 2008 and subsequently, we continue to evaluate our operating businesses and technology portfolio with the goal of operating our business more efficiently and monetizing assets as we deem to be appropriate and as our senior secured creditor may consent. Additionally, we have considered and will continue to consider business expansion through merger, acquisition, joint venture or other means, although we can offer no assurance as to our ultimate success in increasing the scope of our business through such means. Because substantially all of our assets are subject to a perfected security interest, we have in the past, and will likely continue to engage in discussions on these issues with YA Global as our primary debt holder.

        The following is a more specific discussion of our current operations.

Homeland Security

        HSDC has historically focused the majority of our efforts in the homeland security sector. These efforts have included entry into the security services market through our acquisition of PPSC in May 2005, and (prior to August 2007) development of our Ion Mobility Spectroscopy ("IMS") detection technology and our entry into a project to develop innovative infrared imaging and night vision surveillance technology through a Development & Licensing Agreement with Lucent (the "Lucent Agreement"), which has been terminated.

        Security Services—Since the effective date of our acquisition of PPSC in May 2005, PPSC has delivered significant revenue to our consolidated financial statements and has provided gross margins of approximately 21.1% and 23.7% of revenues for the years ended April 30, 2008 and 2007, respectively.

        During the fourth quarter of the year ended April 30, 2007, and the year ended April 30, 2008, we implemented cost cutting initiatives that have positively impacted the results of PPSC's operations. Additionally we initiated plans (with limited success) to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers. As a result of the impact of our ongoing cost cutting initiatives, the segment generated operating income of $277,000 for the year ended April 30, 2008, as compared to an operating loss of $(425,000) for the year ended April 30, 2007. For the years ended April 30, 2008 and 2007, the operating loss includes non-cash amortization of acquisition-related customer intangibles and stock-based compensation expense in the aggregate amount of $194,000 and $230,000, respectively.

        While these cost cutting initiatives and focused sales and marketing efforts have enabled PPSC to report positive operating income for the year ending April 30, 2008, the industry is cost competitive and customers switch security service providers on short notice. In addition, we have been notified that effective July 31, 2008, one of our significant customers (who accounted for $2,928,000 of revenue for the year ended April 30, 2008) will no longer use our services. As a result of these factors, we can offer no assurance that we will be able to generate positive operating income for the year ending April 30, 2009.

        Detection Technology—During our year ended April 30, 2007 and through August 2007, we offered our IMS-based products (the panel-mounted IMS and EnviroSecure™), although we did not engage in any significant marketing efforts for these products subsequent to late in calendar year 2006. Although we continue to offer EnviroSecure™, a system that can monitor and identify chemical weapons and toxic substances in the air in a variety of venues including airports, mass transit facilities, sports venues and public and private sector office buildings, we have not made any sales of this product and we have not engaged in any significant marketing activities. Our sales of the panel-mounted IMS product were extremely limited and historically resulted in deferred revenue, although we recognized the deferred revenue during the year ended April 30, 2008, as a result of reaching an accord with our sole customer for that product. We do not intend to recommence any marketing efforts until (if ever) we are adequately capitalized, have a commercial product and have identified a target market.

        In August 2007, we elected to suspend the development, manufacture and marketing of our IMS based products. The suspension was due primarily to a lack of working capital but we also had difficulty competing in the market space. We continue to seek alternatives to find a means of monetizing our investment in this product line, including an outright sale of the technology. It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

        Infrared Imaging Technology—In December, 2005, we approved a development plan that resulted in us becoming obligated under the Lucent Agreement we entered into with Lucent in September 2005 which, in October 2006, we assigned to our 90% owned subsidiary, SenseIt. Under the Lucent Agreement, we were attempting to develop a next-generation infrared imaging and night vision surveillance technology based on Lucent's micro electro-mechanical systems ("MEMS") technology under development at its nanotechnology fabrication facility.

        We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007. As a result of not making this payment, effective October 13, 2007, Lucent terminated the Lucent Agreement. Therefore, our investment in SenseIt and the related Lucent Agreement (in the aggregate amount of approximately $7,000,000) has little (if any) remaining value.

Silicon Products and Services

        Our silicon operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we experienced a softening of demand for our products and services during the year ended April 30, 2008. The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000). The positive operating income resulted primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

        The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market. As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 39% of segment revenue for the year ended April 30, 2008 ($3,092,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue). At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields. Further, we continue to gain new customers (both large and smaller diameter) and are also in the process of attempting to qualify our products at others.

        While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008. In addition, some customers reported inventory buildup in reclaim and/or test products. As a result of these two factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.

        The slowdown significantly impacted our revenues, results of operations and cash flows for the year ended April 30, 2008, in which we generated an operating loss of $(2,026,000), which includes a non-cash charge of $209,000 for stock-based compensation expense.

        In order to minimize the effect of the slowdown, during our year ended April 30, 2008 we implemented many cost cutting measures in our silicon operations and are continuing to do so. We have also increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Distribution Method

        Prior to the sale of our life sciences business in June 2007, we operated our life sciences sales office in Golden, Colorado. Effective December 31, 2005, we closed our life sciences office in Dusseldorf, Germany. We currently manufacture and reclaim various types of silicon wafers at our facility in Vancouver, Washington. PPSC provides advanced security services from our New York office. We operate our homeland security products division in Golden, Colorado. We identify customers through industry sales journals, website identification and trade shows. In addition, many customers come to us by referral from existing customers.

Significant Customers

        As of April 30, 2008, three customers accounted for approximately 23%, 17% and 16% of total net accounts receivable. Three customers accounted for 28%, 13% and 10% of total net accounts receivable, respectively at April 30, 2007. For the year ended April 30, 2008, two security services customers accounted for 20% and 13% of revenues, respectively, and one silicon products and services customer accounted for 12% of revenues as compared to the year ended April 30, 2007, in which two security services customers accounted for 14% and 11% of revenues, respectively, and one silicon products and services customer accounted for 21% of revenues. Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

        For the year ended April 30, 2008, the silicon products and services customer mentioned above accounted for 34% of silicon products and services revenue as compared to 44% for the year ended April 30, 2007. Due to the relationship of revenues to the absorption of fixed facility costs, the elimination or even a significant reduction in sales to this customer would have a material adverse effect on our silicon products and services operations.

Research and Development

        During the years ended April 30, 2008 and 2007, research and development expenses were as set forth in the following table:

Year Ended April 30,	Research and Development Expenses
2008	$1,262,000
2007	$4,950,000

        Our principal research and development expenses during the years ended April 30, 2008 and 2007 consisted of work performed by both Lucent and IUT. We stopped funding Lucent in July 2007, and we stopped funding IUT's research and development activities in May 2007. We recognized research and development expense of $833,000 and $4,462,000 related to these two entities for the years ended April 30, 2008 and 2007, respectively.

        During the year ending April 30, 2009, we expect to focus our research and development efforts (which are expected to be minimal) on existing and new products for our silicon products operations. Additionally, through the Pacific Northwest National Laboratory, in partnership with the Highly Pure Biopreparation Lab in St. Petersburg, Russia we (at a minimal cost) are researching the effectiveness of a bioremediation system for advancement of cleanliness in U.S. hospitals. This program is sponsored by the United States Department of Energy as a threat reduction and proliferation effort. We have, as partners to the program, specific rights to the systems developed from these efforts. Although promising, we do not have sufficient results from testing to advance a prognosis as to the system's overall capability at this time.

        As a result of our September 2007 assignment of our existing exclusive rights to silicon-28 patents to an independent party, we did not incur any research and development costs associated with silicon-28 during the year ending April 30, 2008 and do not expect to incur any in future years.

Patents and Proprietary Rights

        Historically we relied primarily on a combination of patents and patent applications, trade secrets, confidentiality procedures and contractual provisions to protect our technology. Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our technology and products is difficult. In addition, the laws of many countries do not protect our rights in information, materials and intellectual property that we regard as proprietary to as great an extent as do the laws of the United States. There can be no assurance that our means of protecting our rights in proprietary information, materials and technology will be adequate or that our competitors will not independently develop similar information, technology or intellectual property.

        We currently have no United States patents in our own name although we have filed several patent applications.

        Several disclosures related to the trace detection technology underlying IMS have been written and several patent applications have been filed. We can offer no assurance that any patents will be awarded related to these developments.

Competition

        Many of our current and potential competitors are larger and have significantly greater financial, technical, marketing and other resources than we. Some of our competitors may form partnerships or alliances with other companies, with the resulting entity possessing greater market strength than we have. We face competition relative to many of our products, including:

Security Services

        There are a large number of competitors in the security services business. We compete for business primarily in the states of New York and New Jersey but we do solicit business in other states as well. Larger competitors, such as Allied Barton Security Services and Securitas Security Services provide a wide range of services comparable to us and compete on a national basis. There are many smaller competitors that provide similar services and compete on a local or regional basis.

Silicon Products and Services

        There are a number of competitors in the virgin test wafer and wafer reclamation business. We compete for business primarily in North America, but also solicit business from the European Union. Larger competitors, such as Pure Wafer Ltd. provide a wide range of products and services comparable to us and compete on a global basis. There are numerous smaller competitors that provide a more focused product or service offering and compete on a local or regional basis. Customers select a supplier based on a combination of factors including price, delivery time, and quality.

Summary of Competition

        Many of the areas in which we either compete or intend to compete are rapidly evolving. Our competition may develop a patentable product or process that may prevent us from competing in our intended markets. While we expect to compete primarily on the basis of product performance, proprietary position and price, in many cases the first company to introduce a product to the market will obtain at least a temporary competitive advantage over subsequent market entrants.

Manufacturing and Supply

        We manufacture and reclaim silicon wafers at our facilities in Vancouver, Washington.

        Prior to the August 2007 suspension of the development, manufacture and sale of our IMS-based products, we entered into contracts for the manufacturing of such products with independent, non-affiliated contractors in the United States. In each case, the contracts were with unaffiliated entities on terms that we negotiate.

        The majority of the research and development work associated with our IMS-based products was performed at IUT (which outsourced the manufacturing work to various European entities) while the remaining work was performed by non-affiliated entities in the United States.

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

        Generally we find the raw materials necessary for our operations to be readily available, either from the general market place for raw materials that are commonly available or through our suppliers, although the increased demand (driven by the fast-growing solar market) in the silicon market has decreased the availability and increased prices for virgin test wafers.

Government Regulation

        Before suspending the production of certain homeland security products, regulation by government authorities in the United States and other countries was a significant consideration in the research, development, production, distribution and marketing of our homeland security products. In order to clinically test, manufacture, distribute, market and sell products, we must follow safety and other standards established by applicable regulatory authorities. We may be subject to various laws, regulations and requirements relating to such matters as the import and export of our products, ensuring safe working conditions, laboratory and manufacturing practices, and the use, storage and disposal of hazardous or potentially hazardous substances used in connection with our research, development and manufacturing activities. The regulations are potentially material to our business are summarized below.

         Security Services.    Our subsidiary, PPSC, provides armed and unarmed guard services primarily in the states of New York, New Jersey and Connecticut. PPSC must obtain licenses from each state in which it operates for both armed and unarmed guard services. PPSC is current in its licensing obligations.

         Homeland Security Products.    Our IMS-based products used a radioactive sealed source to operate—similar to the sealed sources used in in-home smoke detectors. We had received all regulatory licenses required for domestic sales of our panel-mounted IMS-based product used on the Dual Draw AirChx system, including a Sealed Source Device Registration from the Nuclear Regulatory Commission ("NRC"). These regulatory requirements greatly slowed the sales process of bringing any other IMS-based products to market. In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products.

         Life Sciences Products.    We were not subject to any FDA regulation for our life sciences business because we merely supplied product and did not manufacture any drug products or other medical devices. As a result of the sale of this business in June 2007, these issues no longer are material to us.

Product Liability and Insurance

        Our business exposes us to substantial product, environmental, occupational and other liability risks. These risks are inherent in product research and development, manufacturing, marketing, distribution, and in the use of our products and operations. We have, and will attempt to renew product liability insurance (which currently expires April 30, 2009) in order to protect ourselves from such potential exposures, however there can be no guarantee that upon expiration of our current coverage that adequate insurance coverage will be available, or, if available, the cost will be acceptable. Furthermore, a product liability or other claim could materially and adversely affect our business or financial condition. The terms of our customer agreements provide that liability is limited to our standard warranty to replace non-conforming product, and liability for consequential damages caused by the improper use of our products is limited by contractual terms. Nevertheless, one or more third parties could file suit against us based on product liability, breach of warranty or other claims. The foregoing contract clauses might effectively limit our liability in any such actions.

Employees

        As of July 21, 2008, we had four corporate employees, and with our subsidiaries we had a total of 384 full-time employees as described in the following table:

Business	Number of Employees
Security Services	342
Semiconductor operations	38
Corporate office	4

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

        We have had working capital shortages in the past and, although we raised capital totaling more than $46,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004, we have generated significant losses, which have impacted working capital. As of April 30, 2008, our consolidated balance sheet reflects a working capital deficit of $(13,128,000). In addition, as a result of our continued operating losses and declining working capital balances during the year ending April 30, 2008, the auditors report included with our consolidated financial statements for the year ended April 30, 2008 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern (the "Going Concern Qualification"). This condition has continued since the date of those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described herein and in Note 1 to our consolidated financial statements, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

        Based on the amount of capital we have remaining and our expected negative cash flow from operations and investing activities, we anticipate that we will not be able to positively impact our working capital unless we are able to substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income. As a result of the financing in June 2008, we believe we currently have enough working capital to finance our anticipated operations and projected negative cash flow into our quarter ending October 31, 2008. In addition, if we are able to secure an offer for asset based financing from a third party, YA Global has agreed to review that proposed financing and in its sole discretion consider releasing its security interest in certain of our assets to secure that financing. If we are successful at obtaining a minimum of $1,000,000 of additional financing, we believe we could have enough working capital to finance our anticipated operations and projected negative cash flow into our fiscal year ending April 30, 2010. Because of the terms of the existing YA Global financing, we are unable to secure any additional financing without YA Global's consent and approval.

        Because of the potential dilution associated with the 13% Debentures and the holder's security interest in substantially all of our assets, we believe that it is unlikely that we will be able to obtain additional financing unless we are able to reach an accommodation with our existing debenture holder.

If YA Global declares an Event of Default we may not be able to cure or contest such a default and few or no assets would remain for our shareholders.

        We currently may be non-compliant with certain covenants of the 13% Debentures and as a result, YA Global may potentially be able to, in its discretion, declare an Event of Default. In addition, it is likely that we will be unable to comply with certain financial covenants of the Term Notes during our fiscal year ending April 30, 2009 and as a result YA Global may potentially also be able to, in its discretion, declare an Event of Default on those notes. Remedies for an Event of Default include the option to accelerate payment of the full principal amount of the 13% Debentures and Term Notes, together with interest and other amounts due (a cumulative amount of $20,901,000 at April 30, 2008), to the date of acceleration and the holder will have the right to request such payment in cash or in shares (as it relates to the YA Global Debentures) of our common stock.

        The 13% Debentures and Term Notes are secured by all, or substantially all, of our assets. If YA Global declares an event of default on any of the 13% Debentures or the Term Notes, it is probable that we will not be able to cure the default or contest any efforts that YA Global may take to foreclose against its security interest in substantially all of our assets. Following such foreclosure, it is likely that few or no assets would remain for distribution to our shareholders.

We identified material weaknesses in our disclosure controls and procedures and our Internal Controls Over Financial Reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal control over financial reporting ("ICFR") pursuant to a defined framework. In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A below. There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected. In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Our ability to obtain further necessary financing is limited.

        We have historically financed our operating losses and cash flow deficits through private placements of our equity and debt securities. Our outstanding 13% Debentures and Term Notes contain significant restrictions on our ability to raise any additional capital for so long as the 13% Debentures and Term Notes are outstanding. While ultimately our ability to finance our operations will depend on our ability to generate revenues that exceed our expenses, we may in the future have short-term needs for significant additional financing which may not be available because of the outstanding 13% Debentures and Term Notes, as well as the significant number of outstanding options and warrants which contain adjustment provisions should we issue shares of our common stock at prices below the current exercise prices. We do not believe that we would be able to obtain additional financing without the cooperation of our principal debenture holder. Ultimately, if capital is needed, our only source of additional capital may be the holder of our 13% Debentures and Term Notes, and if YA Global declines (for any reason) to invest additional amounts into Isonics Corporation, we likely will not be able to continue as a going concern.

        Additionally, our common stock is currently quoted on the OTC Bulletin Board and securities traded on the OTC Bulletin Board generally have limited liquidity. Because our financing activities are dependent to a large extent on eventual liquidity for the investors, the delisting from the Nasdaq Stock Market will make future financing activities significantly more difficult and may raise liquidity issues for current investors.

We have three business segments and, for the year ended April 30, 2008, two of our three segments operated at a loss.

        For the years ended April 30, 2008 and 2007, our operating segments incurred operating (loss) income as follows:

	Year Ended April 30,
	2008	2007
Homeland security products	$(2,135,000)	$(6,644,000)
Security services	277,000	(425,000)
Silicon products and services	(2,026,000)	326,000
Reconciling amounts	(2,710,000)	(8,785,000)

Total	$(6,594,000)	$(15,548,000)

    (1)
    Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors' compensation. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007). As a result, we reclassified the operations of our life sciences business as discontinued operations.

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

        Our ability to generate positive cash flow, additional revenues, and ultimately net income, is dependent upon the success of our security services and silicon products and services operations and accommodations from YA Global as our principal creditor. We have suspended development of our IMS-based products and our agreement with Lucent has been cancelled.

        While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008. In addition, some customers reported inventory buildup in reclaim and/or test products. As a result of these two factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.

        The slowdown significantly impacted our revenues, results of operations and cash flows for the year ended April 30, 2008, in which we generated an operating loss of $(2,026,000), which includes a non-cash charge of $209,000 for stock-based compensation expense.

        In order to minimize the effect of the slowdown, during our year ended April 30, 2008 we implemented many cost cutting measures in our silicon operations and are continuing to do so. We have increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

        We had minimal success in marketing our homeland security products, having sold to date only fifteen units of our panel-mounted IMS-based product. In August 2007, we elected to suspend the development, manufacture and marketing of our IMS based products. The suspension was due primarily to a lack of working capital but we also had difficulty competing in the market space. We continue to seek alternatives to find a means of monetizing our investment in this product line, including an outright sale of the technology. It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

Because there are outstanding debentures and warrants convertible into a significant number of shares of our common stock, holders of our common stock have been, and likely will continue to be subject to significant dilution and risk that, in liquidation, there will be no assets for distribution to shareholders after all creditors have received their repayment.

        Since May 1, 2004, we have raised in excess of $46,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures which were issued in 2005) to finance our business operations and acquisitions. We have also issued a number of shares, options, and warrants, to acquire services and assets from third parties and pursuant to our stock option plans. Since February 29, 2008 YA Global, as our primary debt holder, has converted a total of $161,600 in the face amount of the 13% Debentures it holds into 7,527,548 shares of our common stock based on representations that it is not affiliated with Isonics. In accordance with the terms of the 13% Debentures these conversions are effected at below market prices. YA Global now holds debentures in the face amount of $11,868,400 that are convertible into shares of our common stock (plus approximately $2,000,000 in interest), and holds warrants to acquire shares of our common stock, including a warrant to acquire 13,000,000 shares of common stock at $0.03 per share. The below-market conversions to date by YA Global, and any future conversions have, and will, cause significant dilution to our shareholders.

        Additionally, if possible under terms that we believe to be appropriate given our financial condition and other circumstances (including our existing capital structure), we may seek to raise additional financing during our year ending April 30, 2009. We also may issue additional shares, options, and warrants where we can to obtain necessary services. Because of the terms of our agreements with YA Global, we will not be able to obtain any additional equity or debt financing without the consent of YA Global.

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

Our financing transactions with YA Global potentially obligate us to issue more shares of common stock than the shares of authorized capital that are currently available for issuance.

        Our Articles of Incorporation permit us to issue up to 175,000,000 shares of common stock. Were YA Global to convert the 13% Debentures that remain convertible (approximately $12,000,000 plus approximately $2,000,000 in interest currently due) into common stock it would require the issuance of over one billion shares (using current and recent market prices), which is substantially more than the 175,000,000 shares of common stock currently authorized for issuance. Additionally, YA Global holds a warrant to purchase 13,000,000 shares of our common stock at $0.03 per share issued as part of the June 2008 financing, and in addition holds warrants to purchase 2,250,000 shares of common stock (at exercise prices ranging from $5.00 to $8.00).

Accounting charges resulting from our issuance (and modification) of the 13% Debentures and Term Notes may lead to significant non-cash charges which would adversely impact future interest expense, net income and earnings per share and may also lead to future volatility in our financial statement components.

        As a result of the issuance (and modification) of the 13% Debentures and Term Notes, we will be required to record significant non-cash interest charges over their respective lives (in addition to interest expense relating to the 13% interest rate borne by the 13% Debentures and Term Notes). This will likely result in a significant adverse impact to future net income and earnings per share and will likely introduce additional volatility to our future operating results.

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

        We have been informed that a significant security services customer will cease using our services effective July 31, 2008. The loss of this customer will cause us to re-evaluate our recorded goodwill in the first quarter of our year ending April 30, 2009, which could result in an impairment of goodwill.

We realized increased expenses, reduced revenues and longer than anticipated delays in integrating past business acquisitions into our operations, and we may face similar difficulties with future acquisitions as well.

        We experienced increased costs and delays in integrating the operations of the business and assets we acquired from EnCompass Materials Group, Ltd. ("EMG") in June 2004, and we also realized revenues that were significantly reduced from that which we had anticipated which adversely affected the operations of our semiconductor division. Regardless of the extent of our planning, we may recognize increased costs and delays, and reduced revenues, when integrating future business acquisitions into our business operations and strategy. While we believe that we have and will continue to plan for integration of acquired business operations to the best of our ability, we cannot offer any assurance that any or all such efforts will proceed as anticipated.

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

        Our future success will depend in significant part upon the continued service of our key technical, sales and senior management personnel and consultants, including Christopher Toffales, our Chief Executive Officer and Chairman of the Board. Currently Mr. Toffales is covered by a one-year employment agreement that is renewable on an annual basis. We believe that our future success will also depend upon our ability to attract and retain other qualified personnel for our operations. The failure to attract or retain such persons could materially adversely affect our business, financial condition and results of operations.

We face technological change and intense competition both domestically and internationally which may adversely affect our ability to sell our products profitably.

        The markets for our silicon products and services are characterized by evolving technology and a continuing process of development. Our future success will depend upon our ability to develop and market products that meet changing customer and technological needs on a cost effective and timely basis. If we fail to remain competitive by anticipating the needs of our customers and our customers contract with other suppliers, our revenues and resulting cash flow could be materially and adversely affected.

Our silicon products and services segment is dependent on the performance of several key pieces of equipment. If any of these items were not to perform to their ability or were taken out of service for any significant amount of time, our ability to produce product would be severely compromised.

        The performance of our silicon products and services segment is directly tied to the performance of several key pieces of equipment, which are typically intricate and expensive. The average time between failures is typically long and the corresponding time for repair is typically short; as a result, most of the time the issues are routine and are quickly repaired. However, this is not always the case and there have been times in the past when critical tools have been out of service for a period of time, which had a negative impact on revenues in the short term. Further, due to our historical working capital shortages and the significant historical net losses, we are unable to purchase the necessary equipment redundancy. Any future equipment issues could have a significant impact on our ability to produce and ship the products to our customers, thereby potentially impacting both our revenues and related cash flows.

We are controlled by our Board of Directors and YA Global has a security interest in substantially all of our assets; individual purchasers of our shares will have little ability to elect directors or control our management.

        Our shares are widely-held, and our officers and directors who beneficially own our securities in an amount of approximately 36% of the outstanding votes at any shareholders' meeting. Furthermore, YA Global holds secured indebtedness collateralizing substantially all of our assets for payment of our debt and interest to YA Global in the total amount in excess of $19,000,000 plus accrued interest. It is likely that the Board of Directors will be able to influence all matters submitted to stockholders for approval, unless YA Global were to foreclose on our assets and take the authority with respect to our assets away from our Board of Directors and, consequently, our shareholders. As our senior secured creditor, YA Global may also attempt to influence our Board of Directors. Such control by the Board of Directors and YA Global's security interest may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation or takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business unless such transaction was acceptable to YA Global, even if such a transaction would be beneficial to other stockholders.

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

        We cannot give any assurance that a stable trading market will develop for our stock. Since before our securities were delisted from the Nasdaq Capital Market, trading in our common stock has been characterized by volatility in both pricing and volume, and a steady downward trend in our stock price since our reverse stock split completed in February 2007 (when our stock was trading for about $2.00 per share) to present (when our stock is trading at about $0.01 per share).

There may be a greater risk of fraud on the OTC Bulletin Board.

        OTC Bulletin Board securities are more frequently targets for fraud or market manipulation because they are not regulated as closely as securities listed on exchanges. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of market prices. While there is regulation of the OTC Bulletin Board, it is not as comprehensive as the regulation of the listed exchange. If this should occur, the value of an investment in our common stock could decline significantly.

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

        We have various obligations to file and obtain the effectiveness of certain registration statements, which include certain outstanding common stock and common stock underlying outstanding convertible debentures and common stock warrants. Once effective, the prospectus contained within a registration statement can only be used for a period of time as specified by statute without there being a post-effective amendment filed that has become effective under the Securities Act of 1933. If we are unable to meet these obligations, we may be obligated to pay liquidated damages. We cannot offer any assurance that we will be able to maintain the currency of the information contained in a prospectus or to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

As a public company, we are subject to a significant amount of regulation. In the past we have received requests for information from the Securities and Exchange Commission and from the enforcement arm of FINRA. Any such inquiry or investigation that may result may adversely affect the market for our stock or our Company.

        Regulators of public companies such as Isonics Corporation have the authority to commence inquiries and investigations where the regulators have concerns. The investigations, while involving the company, may not have anything to do with actions taken by the company or our failure to act. Furthermore, the regulators may not inform us when the issues they were addressing are resolved. From October 2004 through February 2005, both the NASD (now known as FINRA) and the SEC requested documents from us with respect to inquiries they were undertaking (related primarily to questions regarding our press releases, public relations advisors, certain other disclosures that were made publicly and the termination of Grant Thornton LLP as our independent auditor). We also met with representatives of Nasdaq to discuss issues related to market activity, press announcements, SEC filings, status of our business and other issues. We provided information, which we believe to be responsive to all of the questions posed in the Nasdaq inquiry and to the SEC. We have not received any requests for additional information from either the SEC or Nasdaq relating to those earlier inquiries since February 2005 and while we believe these issues are behind us, if any action results from these inquiries in the future, it may adversely impact us, and our ability to carry on our business.

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

As a result of the resignation of two directors during our fiscal year ended April 30, 2008, our Audit Committee of the Board of Directors is no longer comprised solely of independent directors and our corporate governance policies and procedures may not be as effective as they previously were.

        In December 2007 two of our independent directors resigned from the Board of Directors. Both of these directors were members of our Audit, Compensation, and Nominating Committees. Since then, Dr. Hagman has become more deeply involved in our day-to-day operations and is consulting with management while we have learned that Mr. O'Leary, a director appointed in April 2008, works with Frank Angelo, brother of the managing director of YA Global. In July 2008 an independent director resigned as well. As a result our shareholders may not enjoy the same benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by companies with a larger panel of independent directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate office is located in Golden, Colorado. In April 2007, we renewed our month-to-month lease (at a rate of $3,077 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

        We conduct our silicon operations in two facilities leased in Vancouver, Washington. The first lease requires a minimum payment of $10,670 per month and terminates August 31, 2012 while the second lease requires a minimum payment of $6,335 per month and terminates 1/31/2013.

        PPSC is located in Manhattan, New York. PPSC operates under a lease agreement, which requires a minimum payment of $14,587 per month (escalating on an annual basis) and terminates September 30, 2013.

ITEM 3.    LEGAL PROCEEDINGS

        On July 22, 2008 James E. Alexander, our former Chief Executive Officer and Chairman of the Board of Directors, filed a complaint against us in the Jefferson County, Colorado, District Court. The complaint alleges that we breached the Settlement Agreement and Mutual General Release entered into by Mr. Alexander and the Company in February 2007. In his complaint Mr. Alexander is seeking amounts allegedly due under the agreement, monetary damages and penalties. Contemporaneously with his complaint Mr. Alexander filed a motion to compel arbitration of the matter. We are evaluating Mr. Alexander's claims and determining how we will respond to Mr. Alexander's complaint.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
Market Information.

        Until December 10, 2007 our common stock was traded on the Nasdaq Capital Market. Our common stock is currently quoted on the OTC -Bulletin Board. As of July 21, 2008, there were 20,335,698 shares of our common stock outstanding. The trading symbol for our common stock is ISON.OB.

        The following table sets forth, for each of the fiscal periods indicated, the range of the high and low sale prices per share. The prices quoted through December 9, 2007 were reported by the NASDAQ Capital Market whereas the prices on and after December 10, 2007 were reported on Yahoo Finance (http://finance.yahoo.com). The quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

        Effective February 13, 2007 we implemented a reverse stock split whereby every four shares of our common stock that were issued and outstanding were automatically combined into one issued and outstanding share without any change in the par value of such shares. The prices below have been adjusted for the reverse stock split that was completed in February 2007.

Three Months Ended July 31, 2008
(through July 21, 2008)
Common Stock
High	$.04
Low	$.01

	Three Months Ended
	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008
Common Stock
High	$1.63	$.91	$.40	$.09
Low	$1.07	$.35	$.07	$.03

	Three Months Ended
	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007
Common Stock
High	$5.00	$4.44	$3.52	$2.24
Low	$1.64	$2.40	$2.28	$1.05
(b)
and (c) Shareholders and Dividends.

        As of April 30, 2008, and as of the most recent practicable date there were approximately 70 shareholders of record of our common stock. This does not include an indeterminate number of persons who hold our common stock in brokerage accounts and otherwise in "street name."

        We have never declared or paid a cash dividend on our common stock. We presently intend to retain our earnings, if any, to fund development and growth of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans.

        The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of the year ended April 30, 2008.

Equity Compensation Plan Information(1)(2)(3)(4)

Plan Category and Description	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	500,750	$2.39	—
Equity compensation plans not approved by security holders(5)	16,575,000	$0.03	8,425,000
Total	17,075,750	$0.10	8,425,000

(1)
This does not include options or warrants held by management and directors that were not granted as compensation. In each case, the disclosure refers to options or warrants unless otherwise specifically stated.

(2)
During the year ended April 30, 2008, our Board of Directors approved an increase in the authorized shares in the 2005 Stock Option Plan from 875,000 to 2,875,000. The effectiveness of this increase was subject to stockholder approval. In February 2008, our Board of Directors decided that we would not seek shareholder approval of this amendment to the 2005 Stock Option Plan. As a result, the options granted within the increased number of shares previously authorized expired immediately, and became void and of no further force or effect. As a result of the establishment of the 2008 Isonics Equity Plan (see below), we will no longer grant any additional options under the 2005 Stock Option Plan.

(3)
During the year ended April 30, 2008, our Board of Directors adopted and approved the establishment of the 2007 Restructuring Equity Plan. The plan had 3,500,000 authorized shares and the effectiveness of such plan was subject to shareholder approval. In February 2008, our Board of Directors decided that we would not seek shareholder approval of the 2007 Restructuring Equity Plan and terminated the plan. As a result, the options granted pursuant to such plan (all of which were also subject to shareholder approval) expired immediately, and became void and of no further force or effect.

(4)
During the year ended April 30, 2008, our Board of Directors adopted and approved the establishment of the 2007 Non-Employee Directors Stock Option Plan. The plan has 1,500,000 authorized shares and the effectiveness of such plan is subject to shareholder approval. We did not grant any options pursuant to this plan, and as a result of the establishment of the 2008 Isonics Equity Plan (see below), we will not grant any options under the 2007 Non-Employee Directors Stock Option Plan.

(5)
The 2008 Isonics Equity Plan was adopted and approved by our Board of Directors during the year ended April 30, 2008. The plan has 25,000,000 authorized shares. The effectiveness of such plan is not subject to shareholder approval and we do not intend to seek shareholder approval of this plan.

        In February 2008, we also issued 150,000 shares of restricted stock as compensation to VFinance Investments, Inc. ("vFinance") and certain affiliates of VFinance, as required by a financial advisory agreement with VFinance.

(f)
Recent Sales of Unregistered Securities—Item 701 Disclosure.

        During the three months ended April 30, 2008 (and subsequently) we did not enter into any transactions that were not registered under the Securities Act of 1933, as amended and were not previously reported within a Form 10-Q or a Form 8-K.

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Discussion

        During the past several years, our operations have been characterized by working capital and cash flow shortfalls, and the need for a significant amount of third party investment to enable us to meet our financial obligations. Although we have met our core obligations to date, we have frequently been required to allocate our available cash among various obligations. We have had working capital shortages in the past and, although we raised capital totaling more than $46,800,000 (net of expenses and $4,100,000 of payments related to our 8% Debentures) since May 1, 2004 (including more than $12,800,000 during our year ended April 30, 2007 and an additional $1,000,000 in June 2008, in both cases net of certain expenditures). As a result, we owe YA Global in excess of $19,000,000 plus accrued interest, all of which is due October 31, 2009.

        During this period, we have also generated significant losses, which have impacted working capital. As of April 30, 2008, our consolidated balance sheet reflects a working capital deficit of $(13,128,000) and we recorded a net loss of $(11,214,000) for the year ended April 30, 2008 as compared to $(13,165,000) for the year ended April 30, 2007. In addition, as a result of our continued operating losses and declining working capital balances during the year ended April 30, 2008, our auditors report included with our consolidated financial statements for the year ended April 30, 2008 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. This condition has continued since those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing. In view of the matters described herein and in Note 1 to our consolidated financial statements, our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to raise the capital necessary to meet our financial requirements on a continuing basis.

        In an effort to reduce expenses and to consolidate our business operations, during early calendar 2007, we changed our emphasis from research and development activities on a variety of products to a more focused business plan, and to reduce costs associated with senior management and our business operations. Accordingly, we are currently focused on the provision of homeland security services and 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry. Going forward we expect to continue to focus on these business segments.

        Consistent with management focus during the year ended April 30, 2008 and subsequently, we continue to evaluate our operating businesses and technology portfolio with the goal of operating our business more efficiently and monetizing assets as we deem to be appropriate and as our senior secured creditor may consent. Additionally, we have considered and will continue to consider business expansion through merger, acquisition, joint venture or other means, although we can offer no assurance as to our ultimate success in increasing the scope of our business through such means. Because substantially all of our assets are subject to a perfected security interest, we have, and will likely continue to, engage in discussions on these issues with YA Global as our primary debt holder.

        Examples of our efforts to reduce cash outflow and to monetize our assets include:

  •
  In February and March 2007, we entered into agreements with three former executive officers, which resulted in a termination of their employment with us, and a reduction of our salary obligation to them. In August 2007, we renegotiated reduced severance payments to two of the former executive officers, and we stopped paying the third. In March 2007, we also terminated several other employees to reduce further our salary obligations. In January 2008, our former Chief Financial Officer resigned and we have not replaced him, but allocated his responsibilities to our three remaining executive officers. Throughout 2007 and into 2008 calendar years, we also have restructured management of our two operating subsidiaries to reduce expenses while attempting to maintain the operational capabilities of those subsidiaries.

  •
  In June 2007 we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) to an unaffiliated party as the life sciences business no longer fit our long-term strategy for building a sustainable and profitable security and silicon company and because of deteriorating business conditions in the historical revenue producing products in this business for $850,000.

  •
  In August 2007, we elected to suspend the development, manufacture and sale of our IMS based products. The suspension was due primarily to a lack of working capital but we also had difficulty competing in the market space. We continue to seek alternatives to find a means of monetizing our investment in this product line, including an outright sale of the technology. It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

  •
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

  •
  In July 2007 we determined not to complete our investment obligations in our development project with Lucent regarding a next-generation infrared imaging and night vision surveillance technology, which we had made through our 90%-owned subsidiary SenseIt. As a result, in October 2007, Lucent terminated our interest in the development project and our investment in SenseIt and the related Lucent Agreement (in the cumulative amount of approximately $7,000,000) has little (if any) remaining value.

  •
  In January 2008 we sold our 30% interest in IUT for cash consideration of $527,000 (EUR 360,000). As a result of the transaction, we recorded a gain on the disposition of the investment of $208,000 during the year ended April 30, 2008. A significant portion of the investment that was sold (representing $414,000 of the cash proceeds received) was subject to the security interest held by YAGlobal. In February 2008, at YA Global's request, we forwarded $200,000 of these proceeds as a payment of outstanding interest. We retained the remaining $214,000 of proceeds to use for working capital purposes.

        Notwithstanding these changes, and for the factors discussed in more detail below, we are still unable to support our operations without additional financing, including the $1,000,000 obtained from

YA Global in June 2008. Our operating plan reflects that we need significant additional financing in order to continue operations into our 2010 fiscal year (commencing May 1, 2009), at which time, if our projections are accurate and there are no adverse market developments in either our silicon products and services segment or our security services segment, we may become cash-flow positive. Because of our agreements with YA Global, however, we are unable to obtain any additional financing without YA Global's consent. As a result, we are working with representatives of YA Global on a regular basis and keeping them informed as appropriate so that, should we be able to negotiate the necessary financing on reasonable terms (of which there can be no assurance), we believe that YA Global would be more likely to grant us its consent.

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

Goodwill and Intangible Assets

        Goodwill is recorded on our books when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The assignment of fair value to the identified tangible and intangible assets requires significant judgment and may require independent valuations of certain identified assets. Once goodwill and other intangible assets are established on our balance sheet, we evaluate the assets for impairment as described in the following paragraphs.

        In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. We have goodwill in the amount of $3,631,000 on our consolidated balance sheet as of April 30, 2008, related to the acquisition of PPSC in May 2005. We performed our annual impairment review on the aforementioned goodwill during our third fiscal quarter and concluded that the goodwill is not impaired.

        A decision by any significant customer to substantially decrease or delay purchases from us or an inability to collect significant amounts owed to us could have a material adverse effect on our consolidated financial condition and results of operations. We have been informed that a significant security services customer will cease using our services effective July 31, 2008. The loss of this customer will cause us to re-evaluate our recorded goodwill in the first quarter of our year ending April 30, 2009, which could result in an impairment of goodwill.

        For intangible assets other than goodwill, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") is the authoritative standard on the accounting for the impairment of such intangible assets. As required, we perform tests for impairment of intangible assets other than goodwill whenever events or circumstances suggest that such assets may be impaired. To evaluate potential impairment, SFAS No. 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our other intangible assets over their respective estimated useful lives. We have remaining other net intangible assets in the amount of $6,000 on our consolidated balance sheet as of April 30, 2008, comprised of the customer base acquired in our acquisition of PPSC in May 2005. We are required to periodically evaluate our other intangible assets balances for impairments. Due to our election to suspend operations regarding our IMS-based products, during the year ended April 30, 2008, we reviewed for impairment the trace and bulk detection technology intangible asset associated with the IMS technology. We determined that the carrying amount of the intangible asset was not recoverable and its carrying amount exceeded its fair value, as determined using the expected present value of future cash flows. As such, during the year ended April 30, 2008, we recognized an impairment loss in the amount of $145,000, such impairment loss representing the full carrying value of the intangible asset prior to impairment. If we were to incur additional impairments to our other intangible assets, it could have an adverse impact on our future earnings, if any.

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

Recent Accounting Pronouncements

        See Note 1 to the consolidated financial statements located in Item 8. "Financial Statements and Supplementary Data" for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

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

	Year Ended April 30,
	2008	2007
Revenues	100%	100.0%
Cost of revenues	90.3	78.6

Gross margin	9.7	21.4
Operating expenses:
Selling, general and administrative	33.1	59.6
Impairment loss on intangible assets	0.7	—
Research and development	5.7	17.9

Total operating expenses	39.5	77.5

Operating loss	(29.8)	(56.1)
Other income (expense), net	(23.8)	9.6

Loss from continuing operations before income taxes and minority interest	(53.6)	(46.5)
Income tax expense	—	—
Minority interest in operations of consolidated subsidiary	0.5	(.2)

Loss from continuing operations	(53.1)	(46.7)
Gain (loss) from discontinued operations, net of income taxes	2.5	(.8)

NET LOSS	(50.6)%	(47.5)%

Revenues

        Revenues from our security services and silicon products and services segments decreased for the year ended April 30, 2008 as compared to the year ended April 30, 2007, while revenues from homeland security products were minimal, as reflected in the following table:

	Year Ended April 30,
	2008	2007
Homeland security products	$195,000	$28,000
Security services	13,973,000	14,682,000
Semiconductor products and services	7,996,000	13,021,000

Total	$22,164,000	$27,731,000

        The decrease in revenue from the security services segment for the year ended April 30, 2008, is due to the effect of the loss of several security services contracts during the year partially offset by the addition of new customers as well as by increases in work performed at certain existing customers. We continue to market our services aggressively by seeking premium accounts that prefer higher quality of service. While we are hopeful that in the long-term we will be able to grow revenue in this segment by securing additional new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so and we may in the short-term fail to retain certain of our customers.

        While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008. In addition, some customers reported inventory buildup in reclaim and/or test products. As a result of these two factors, during the year ended April 30, 2008, we saw a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which has had a negative impact on our results.

        The slowdown in the silicon products and services segment significantly impacted our revenues, which decreased by approximately 39% to $7,996,000 for the year ended April 30, 2008, as compared to $13,021,000 for the year ended April 30, 2007.

        In order to minimize the effect of the slowdown, we implemented many cost cutting measures and are continuing to do so. We have also increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

        Our homeland security products segment recorded $195,000 of revenue for the year ended April 30, 2008, as compared to no revenue during the year ended April 30, 2007. The revenue relates to the installation of fifteen commercial units of our panel-mounted IMS-based product in the AirChx system manufactured by DualDraw LLC, eight of which were installed during the year ended April 30, 2008, and seven of which were installed during the year ended April 30, 2007. The proceeds from the sale of the units had been classified as deferred revenue pending completion of certain tasks. Based upon an agreement entered into with DualDraw LLC during the year ended April 30, 2008, our obligations to DualDraw LLC were materially fulfilled and we recognized the revenue related to the sale of the IMS-based products.

        In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products. The suspension was due primarily to a lack of working capital but we also had difficulty competing in the market space. We continue to seek alternatives to find a means of monetizing our investment in this product line, including an outright sale of the technology. It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

        Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers. For the year ended April 30, 2008, two security services customers accounted for 20% and 13% of revenues, respectively, and one silicon products and services customer accounted for 12% of revenues as compared to the year ended April 30, 2007, in which two security services customers accounted for 14% and 11% of revenues, respectively, and one silicon products and services customer accounted for 21% of revenues. Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

        For the year ended April 30, 2008, the silicon products and services customer mentioned above accounted for 34% of silicon products and services revenue as compared to 44% for the year ended April 30, 2009. Due to the relationship of revenues to the absorption of fixed facility costs, the elimination or even a significant reduction in sales to this customer would have a material adverse effect on our silicon products and services operations.

Gross Margin

        Our gross margin decreased for the year ended April 30, 2008, as compared to the year ended April 30, 2007, both on a dollar amount and as a percentage of revenues as reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$2,148,000	$5,921,000
Percent of revenues	9.7%	21.4%

        The decrease in gross margin on a percentage basis is due primarily to the downturn in our silicon products and services segment whereby the downturn led to a significant decrease in revenue, which has forced us to allocate our fixed facility costs over a lower revenue base, correspondingly decreasing gross margins on a percentage basis. To a lesser extent, the decrease on a percentage basis is also due to the provision of lower prices in order to obtain new or keep existing business. The decrease in gross margin on a dollar basis is due mainly to the decrease in revenue for our silicon products and services segment.

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

        On a percentage of revenues basis, in general we anticipate that the gross margin percentage in our security services segment (within 1-2 percentage points) will remain relatively stable. However, as a result of the recent downturn in our silicon products and services segment, we have experienced and expect to continue to experience increased competition and lower prices. As a result, there has been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields in order to reduce our costs. In addition, due to fixed facility costs included in cost of revenues in the silicon products and services segment, the gross margin percentage is particularly sensitive to volume and revenue changes.

        We have increased our marketing efforts and are hopeful that we will see a rebound in our customers demand and we have (and are hopeful to continue to) added several new silicon products and services customers during the year ending April 30, 2009. While we are hopeful that revenues (and corresponding gross margins) will increase (as compared to the year ended April 30, 2008) during the year ending April 30, 2009, we can offer no assurance that this will actually occur.

Selling, General and Administrative Expenses

        Our selling, general and administrative expenses decreased for the year ended April 30, 2008, as compared to the year ended April 30, 2007, both on a dollar amount and as a percentage of revenues as reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$7,335,000	$16,519,000
Percent of revenues	33.1%	59.6%

        The $9,184,000 decrease in selling, general and administrative expenses for the year ended April 30, 2008, compared to the year ended April 30, 2007 is attributable to a combination of factors, including:

  •
  approximately $2,189,000 due to a decrease in staffing and expenditures at the corporate office;

  •
  approximately $1,216,000 due to a decrease in staffing and expenditures in the security services segment;

  •
  approximately $1,771,000 due to a decrease in staffing and operations in the homeland security products segment;

  •
  approximately $445,000 due to a decrease in staffing and operations in the silicon products and services segment;

  •
  inclusion in the year ended April 30, 2007, of a noncash charge in the amount of $878,000 related to the amendment to the number of shares issuable and exercise price of certain warrants with ratchet provisions;

  •
  an approximate $2,686,000 decrease in noncash stock-based compensation expense.

        We continue to be actively focused on reducing selling, general and administrative expenses and are hopeful that we will be able to further reduce these expenses for the year ending April 30, 2009 as compared to the year ended April 30, 2008. However, any reduction in selling, general and administrative expenses would be less significant as compared to the reductions realized for the year ended April 30, 2008 as compared to the year ended April 30, 2007.

Impairment Loss on Intangible Assets

        We recognized an impairment loss on intangible assets during the year ended April 30, 2008 as reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$145,000	$—
Percent of revenues	0.7%	—%

        The impairment loss relates to a write off of the unamortized balance of the trace and bulk detection technology intangible asset. Due to suspension of development, manufacture and sale of our IMS-based products, we determined that the trace and bulk detection technology intangible asset was fully impaired.

Research and Development Expenses

        Our research and development expenses decreased for the year ended April 30, 2008, as compared to the year ended April 30, 2007, both on a dollar amount and as a percentage of revenues as reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$1,262,000	$4,950,000
Percent of revenues	5.7%	17.9%

        The majority of research and development expenses for the years ended April 30, 2008 and 2007 relate primarily to (1) the development of next-generation infrared imaging and night vision surveillance technology through our Lucent relationship and (2) our IMS-based products. However, due to the termination of the Lucent Agreement and the suspension of development of our IMS-based products, we did not incur material research and development expense during the second half of our year ended April 30, 2008 for these projects and we do not expect to incur material additional research and development expense related to these projects during our year ending April 30, 2009 and beyond.

        Historically a significant amount of the research and development on the IMS-based products was performed by IUT. We funded $80,000 and $1,099,000 under our agreement with IUT for the years ended April 30, 2008 and 2007, respectively. As a result of the suspension of the development, manufacture and sale of our IMS-based products as described above, we intend to provide no further funds pursuant to this agreement.

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

Operating Income (Loss)

        For the years ended April 30, 2008 and 2007, our operating segments incurred operating income (loss) as follows:

	Year Ended April 30,
	2008	2007
Homeland security products	$(2,135,000)	$(6,664,000)
Security services	277,000	(425,000)
Silicon products and services	(2,026,000)	326,000
Reconciling amounts	(2,710,000)	(8,785,000)

Total	$(6,594,000)	$(15,548,000)

    (1)
    Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance and directors' compensation. In January 2007, we elected to discontinue the operation of our life sciences business and put the assets and business up for sale (which was sold in June 2007). As a result, we reclassified the operations of our life sciences business as discontinued operations.

        Our homeland security products segment generated significant operating losses during the year ended April 30, 2008 as our effort to develop and commercialize our IMS-based products and our effort to develop next generation infrared imaging and night vision surveillance technology has not been successful. As a result of the suspension of the development, manufacture and sale of our IMS-based products and the cancellation of the Lucent Agreement, the operating loss was significantly decreased for the last six months of the year ended April 30, 2008 and we expect that future operating losses will continue to decrease as we seek alternatives towards finding a means of monetizing our investment in this product line, including an outright sale of the technology. It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.

        For the years ended April 30, 2008 and 2007, our security services segment delivered revenue of $13,973,000 and $14,682,000, respectively. The operating income for the year ended April 30, 2008, is due primarily to the benefits received from the cost cutting initiatives we implemented at PPSC during the fourth quarter of the year ended April 30, 2007 and the year ended April 30, 2008 (see below for additional discussion). The operating loss for the year ended April 30, 2007 is inclusive of a write-off of a single customer's accounts receivable balance in the amount of $114,000 (of which the majority was subsequently collected during the year ended April 30, 2008). Although we continue to pursue selected domestic government contracts, we have taken steps to reduce our spending on sales and marketing in this area.

        During the fourth quarter of the fiscal year ended April 30, 2007, and the year ended April 30, 2008, we implemented significant cost cutting initiatives that positively impacted the results of PPSC's operations. Additionally we initiated plans (with limited success) to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers. While these cost cutting initiatives and focused sales and marketing efforts have enabled PPSC to report positive operating income for the year ending April 30, 2008, the industry is cost competitive and customers switch security service providers on short notice. In addition, we have been notified that effective July 31, 2008, one of our significant customers (who accounted for $2,928,000 of revenue for the year ended April 30, 2008) will no longer use our services. As a result of these factors, we can offer no assurance that we will be able to generate positive operating income for the year ending April 30, 2009.

        Our silicon operations, based in Vancouver, Washington, showed continued operational and financial improvement during the years ended April 30, 2007 and 2006, although we experienced a softening of demand for our products and services during the year ended April 30, 2008. The segment generated operating income for the year ended April 30, 2007, in the amount of $326,000 (which includes a non-cash charge of $122,000 for stock-based compensation expense) as compared to an operating loss for the year ended April 30, 2006, in the amount of $(5,151,000). The positive operating income resulted primarily from our ongoing effort to reduce our reliance on low margin small diameter products and diversify into higher margin 300-millimeter products and services, wafer thinning and custom wafer products.

        The large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market. As a result of our strategic realignment, revenue from 300-millimeter services comprised approximately 39% of segment revenue for the year ended April 30, 2008 ($3,092,000 of revenue) and 54% of segment revenue for the year ended April 30, 2007 ($7,049,000 of revenue), as compared to approximately 36% of segment revenue for the year ended April 30, 2006 ($2,053,000 of revenue). At the same time, there has also been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields. Further, we continue to gain new customers (both large and smaller diameter) and are also in the process of attempting to qualify our products at others.

        While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008. In addition, some customers reported inventory buildup in reclaim and/or test products. As a result of these two factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which has had a negative impact on our results.

        The slowdown significantly impacted our revenues, results of operations and cash flows for the year ended April 30, 2008, in which we generated an operating loss of $(2,026,000), which includes a non-cash charge of $209,000 for stock-based compensation expense.

        In order to minimize the effect of the slowdown, we implemented many cost cutting measures and are continuing to do so. We have increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009. We continue to monitor the situation closely and while we believe that we will see improving financial results in this operating segment (over the long-term), we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Other income (expense), net

        Other income (expense), net for the years ended April 30, 2008 and 2007 both on a dollar amount and as a percentage of revenues is reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$5,284,000	$2,651,000
Percent of revenues	(23.8)%	9.6%

        For the year ended April 30, 2008, other income (expense), net includes interest expense of $(6,386,000), the amortization of debt issuance costs of $(198,000) and equity in the net loss of an investee of $(69,000) partially offset by a gain on sale of an equity method investment of $208,000, interest and other income of $115,000 and a gain on derivative instruments of $1,021,000. Included in interest expense for the year ended April 30, 2008 are non-cash charges of $6,062,000 related to the amortization of the discount and the accrual of interest on our outstanding convertible debentures.

        For the year ended April 30, 2007, other income (expense), net consists primarily of gains on derivative instruments of $5,905,000 related to the change in the fair value and reclassification of certain derivative liabilities and the extinguishment of debt of $227,000 partially offset by interest expense of $3,320,000 and the amortization of debt issuance costs of $232,000. Included in interest expense for fiscal year 2007 are non-cash charges of $3,129,000 related primarily to the amortization of the discount and the accrual of interest on the 13% Debentures.

        We expect that our other expenses will be volatile based on the future timing of repayment , if ever, of the remaining 13% Debentures (see the Liquidity and Capital Resources discussion below) and the fluctuations in fair value of and classification of the instruments underlying our derivative liabilities.

Income Taxes

        We currently operate at a loss and expect to operate at a loss until (if ever) our operations begin to generate sufficient revenue. The losses incurred in the current year are not expected to generate an income tax benefit because of the uncertainty of the realization of the deferred tax asset. As a result, we have provided a valuation allowance against our net deferred tax asset because, based on available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized. Additionally, due to certain "change in ownership" rules (as defined by the IRS), utilization of our federal net operating losses may be subject to certain annual limitations.

Minority Interest in Operations of Consolidated Subsidiary

        Minority interest in operations of consolidated subsidiary for the years ended April 30, 2008 and 2007, both on a dollar amount and as a percentage of revenues is reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$111,000	$(44,000)
Percent of revenues	0.5%	(.2)%

        The amount of minority interest in operations of consolidated subsidiary recorded for the years ended April 30, 2008 and 2007, relates to our purchase of a 90% interest in SenseIt in October 2006 and the subsequent operation of the business. Due to the cancellation of the Lucent Agreement, we do not expect minority interest in operations of SenseIt to be material in future periods.

Gain (Loss) On Discontinued Operations, net of Income Taxes

        Gain (loss) from discontinued operations, net of income taxes for the years ended April 30, 2008 and 2007, both on a dollar amount and as a percentage of revenues is reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$553,000	$(224,000)
Percent of revenues	2.5%	(.8)%

        In January 2007, we decided to discontinue the operation of our life sciences business and to put the assets and business up for sale (which was sold in June 2007). We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment. Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are reclassified for this presentation. The gain, net of income taxes, resulting from operations of the life sciences business was $37,000 for the year ended April 30, 2008 as compared to a loss, net of income taxes, in the amount of $(224,000) for the year ended April 30, 2007. The gain on sale of the life sciences business was recorded in the year ended April 30, 2008, in the amount of $516,000. Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 and $1,803,000 for the years ended April 30, 2008 and 2007, respectively.

Net Loss

        Net loss for the years ended April 30, 2008 and 2007, both on a dollar amount and as a percentage of revenues is reflected in the following table:

	Year Ended April 30,
	2008	2007
Dollar amount	$(11,214,000)	$(13,165,000)
Percent of revenues	(50.6)%	(47.5)%

        We anticipate that consolidated losses will continue until (if ever) revenues from our current operations substantially increase or we increase the scope of our operations through a merger, acquisition or other means. Further, the revenue increases must increase faster than any increases in operating and research and development expenses. Additionally, we expect that our consolidated net loss will continue as we continue to work through the downturn in the silicon market. As noted above, we suspended development and marketing of our IMS-based products and we suspended operations at our SenseIt subsidiary due to the cancellation of the Lucent Agreement. Therefore, we can offer no assurance that we will be able to proceed with either of these projects or that the development and commercialization of these technologies will ever occur.

        We anticipate that our operations during the year ending April 30, 2009 will result in a net loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and interest expenses.

Liquidity and Capital Resources

        Included in the following table are consolidated balance sheet and cash flow items for the years ended April 30, 2008 and 2007:

	Year Ended
(in thousands)	April 30, 2008	Change	April 30, 2007	Change	April 30, 2006
Cash and cash equivalents	$927	$(629)	$1,556	$(30)	$1,586
Working capital (deficit)	(13,128)	(16,438)	3,310	9,755	(6,445)
Current convertible debentures, net of discount	10,515	10,515	—	(10,432)	10,432
Convertible debentures, net of discount and current portion	—	(8,634)	8,634	8,634	—

Total convertible debentures, net of discount	$10,515	$1,881	$8,634	$(1,798)	$10,432

Total convertible debentures, face value outstanding	$17,902	$(98)	$18,000	$8,025	$9,975
Net cash used in operating activities	$(694)	$9,123	$(9,817)	$5,583	$(15,400)
Net cash provided by (used in) investing activities	1,276	2,411	(1,135)	3,303	(4,438)
Net cash provided by (used in) financing activities	(1,211)	(12,133)	10,922	10,096	826

Net decrease in cash and cash equivalents	$(629)	$(599)	$(30)	$18,982	$(19,012)

Working Capital

        We had a working capital deficit of $(13,128,000) as of April 30, 2008, as compared to working capital of $3,310,000 as of April 30, 2007. This $16,438,000 decrease in working capital for the year ended April 30, 2008, is due to a combination of factors, of which the significant factors are set out below:

  Factors which increased working capital

  •
  cash of $516,000 received in excess of the carrying amount upon the sale of our life sciences business in June, 2007;

  •
  cash of $206,000 received in excess of the carrying amount upon the sale of our 30% interest in IUT (although we subsequently remitted $200,000 of these proceeds as a payment of outstanding interest on the 13% Debentures);

  •
  net cash of $60,000 received from the assignment of our silicon-28 license;

  •
  expiration of warrants resulting in the write-off of derivative liability of $1,021,000;

  •
  $212,000 related to assets held for sale that were reclassified from property and equipment.

  Factors which decreased working capital

  •
  Classification of $10,515,000 of our outstanding convertible debentures, net of discount and related accrued interest as a current liability in the accompanying consolidated balance sheet

  •
  $6,760,000 of cash used directly in operating activities (calculated as $694,000 of cash used in operating activities, increased by $5,045,000 of the cash impact of net changes in other current assets or liabilities (excluding derivative liability of $1,021,000) included therein);

  •
  $116,000 related to purchases of fixed assets;

  •
  $180,000 representing the current portion of capital lease entered into during the year ended April 30, 2008;

  •
  $30,000 in reclassification of capital leases from long-term to current;

  •
  $538,000 of cash paid for principal on capital leases.

        Our working capital was $3,310,000 at April 30, 2007, as compared to a working capital deficit of $(6,445,000) at April 30, 2006. The $9,755,000 increase in working capital for the year ended April 30, 2007, is due to a combination of factors, of which the significant factors are set out below:

  Factors which increased working capital

  •
  $16,930,000 due to the issuance of the 2006 Debentures, which are classified as long-term liabilities;

  •
  $5,648,000 due to a decrease in the current portion of the 8% Debentures related to principal payments made in shares of our common stock ;

  •
  cash of $112,000 received in excess of carrying amount upon the sale of assets held for sale at April 30, 2007.

  Factors which decreased working capital

  •
  $9,893,000 of cash used directly in operating activities (calculated as $9,817,000 of cash used in operating activities, increased by $76,000 of the cash impact of changes in other current assets or liabilities included therein);

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

        As a result of the financing in June 2008, we believe we currently have enough working capital to finance our anticipated operations and projected negative cash flow into our quarter ending October 31, 2008. In addition, if we are able to secure asset based financing, YA Global has agreed to review that proposed financing and in its sole discretion consider releasing its security interest in certain of our assets to secure that financing. If we are successful at obtaining a minimum of $1,000,000 of additional financing, we believe we could have enough working capital to finance our anticipated operations and projected negative cash flow into our fiscal year ending April 30, 2010. Because of the terms of the existing YA Global financing, we are unable to secure any additional financing without YA Global's consent and approval.

13% Debentures and Term Debt

        During our year ended April 30, 2007, we raised over $12,800,000 (net of expenses and $4,100,000 of payments on our 8% Debentures through the issuance of $16,000,000 of 2006 Debentures and a $2,000,000 April 2007 Debenture to YA Global. The 2006 Debentures and the April 2007 Debenture (as amended in April 2007 and June 2008) mature October 31, 2009, bear interest at 13% per annum and are collateralized by substantially all of our assets.

        In June 2008 we raised an additional $1,000,000 (net of expenses) through the issuance of a $1,175,000 Term Note. The Term Note matures October 31, 2009, bears interest at 13% per annum and is collateralized by substantially all of our assets. The Term Note however is not convertible into our common stock but only repayable in cash.

        In June 2008, YA Global exchanged two of the 2006 Debentures having an aggregate principal balance of $5,970,000 into the Exchange Notes with the same terms as the Term Note described above.

        As a result, we now have

  •
  $7,145,000 in Term Notes; and

  •
  $11,868,400 (net of conversions to common stock) of remaining 13% Debentures.

        In conjunction with its purchase of the Term Note, YA Global agreed to purchase an additional two notes, one in the principal amount of $50,000 and the second in the principal amount of $275,000. However, YA Global's obligation to purchase these notes is either conditioned on the occurrence of certain events or is in the sole discretion of YA Global and as such it is uncertain when or if either of these additional notes will be issued.

        Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents. In addition, it is likely that we will be unable to comply with certain financial covenants of the Term Notes during our fiscal year ending April 30, 2009 and as a result YA Global may potentially also be able to, in its discretion, declare an Event of Default on those notes. If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest. Although YA Global has not yet declared an event of default, and we are continuing to have discussions with YA Global with the aim to further our business operations, there can be no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes.

Cash Flows

        As of April 30, 2008, we had $927,000 of cash and cash equivalents, a decrease of $629,000 as compared to $1,556,000 at April 30, 2007. The balance of cash and cash equivalents at April 30, 2007, was $30,000 decreased from the balance of $1,586,000 at April 30, 2006. Our principal source of funding for the year ended April 30, 2008 was from existing working capital at April 30, 2007, along with $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007 and $527,000 received from the sale of our 30% interest in IUT. Our principal source of funding for the year ended April 30, 2007 was from the issuance of the 13% Debentures for which we received cumulative net proceeds of $16,930,000.

        Cash used in operating activities of $(694,000) and $(9,817,000) for the years ended April 30, 2008 and 2007, respectively, was primarily the result of net losses of $(11,214,000) (which included noncash expenses and gains in the net amount of approximately a $6,188,000 expense) partially offset by changes in other current assets and liabilities of $5,045,000 and $(13,165,000) (which included noncash expenses and gains in the net amount of approximately a $3,251,000 expense), respectively.

        Investing activities provided cash of $1,276,000 and used cash of $(1,135,000) for the years ended April 30, 2008 and 2007, respectively. Cash provided by investing activities for the year ended April 30, 2008, consisted of $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007, $527,000 from the sale of our 30% interest in IUT and $60,000 from the assignment of our silicon-28 licenses partially offset by $116,000 expended on additions of property and equipment. Cash used in investing activities for the year ended April 30, 2007, consisted of $1,707,000 expended on additions of property and equipment and $100,000 expended on a minority investment in a business (which was subsequently written off in its entirety).

        Financing activities used cash of $(1,211,000) and provided cash of $10,922,000 for the years ended April 30, 2008 and 2007, respectively. Cash used in financing activities for the year ended April 30, 2008, consisted of payments of principal on capital leases and notes payable in the amounts of $538,000 and $673,000, respectively. Cash provided by financing activities for the year ended April 30, 2007 resulted primarily from the issuance of the 13% Debentures, which yielded cumulative net proceeds of $16,930,000 offset primarily by principal payments on borrowings of $5,889,000.

Additional Liquidity Considerations

        As of April 30, 2008, we had no commitments outstanding for capital expenditures. Further, due to the cancellation of the Lucent Agreement, we have no further commitments under that contract.

        The assumptions underlying the above statements include, among other things, that there will be no material adverse developments in the business or market in general (see Item 1. "Business" in this Form 10-K for discussion of current market conditions impacting our operations). There can be no assurances however that those assumed events will occur. If our plans are not achieved, there may be further negative effects on the results of operations and cash flows, which could have a material adverse effect on our financial position.

Contractual Cash Obligations

        Not applicable.

Off-Balance Sheet Arrangements

        From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of April 30, 2008, the off-balance sheet arrangements and transactions into which we have entered include operating lease agreements and a performance bond required by a customer of our security services segment. We do not believe that these arrangements are reasonably likely to materially affect liquidity or availability of, or requirements for, capital resources.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Included following the signature page hereof.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A(T).    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of April 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Offier (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective as of April 30, 2008.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        Our management is also responsible for establishing ICFR as defined in Rules 13a-15(f) and 15(d)-15(f) under the 1934 Act. Our ICFR are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our ICFR are expected to include those policies and procedures that management believes are necessary that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Isonics;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Isonics are being made only in accordance with authorizations of management and our directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Isonics' assets that could have a material effect on the financial statements.

        Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

        As of April 30, 2008, management assessed the effectiveness of our internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

        Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of April 30, 2008 and that material weaknesses in ICFR existed as more fully described below.

        As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments," established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2008:

  (1)
  Lack of an independent audit committee. Although we have had an independent audit committee in the past, since December 2007 we have not had an independent audit committee. We have never named an audit committee financial expert. It is our intension to establish an audit committee of the board and obtain a financial expert on our audit committee when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

  (2)
  Inadequate staffing and supervision within our bookkeeping operations. The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. During the latter portion of the fiscal year ended April 30, 2008, we had only three persons, two of which were executive officers, that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This provides for a lack of review over the financial reporting process that may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC.

  (3)
  Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

  (4)
  Inadequate physical security of certain information technology assets and data. Due to space limitations, certain network equipment is stored in common areas, which are accessible by unauthorized personnel. In addition, offsite backup of data in two of our locations is sporadic. These factors may result in the loss of financial data, which could adversely affect the reliability of information used to compile the financial statements and related disclosures as filed with the SEC.

        Our management determined that these deficiencies constituted material weaknesses. Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permit. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in our Annual Report on form 10-K for the fiscal year ended April 30, 2008, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

        There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

        The following table sets forth the names and ages of all of our directors and executive officers, and the positions held by each such person as of April 30, 2008. Each of the directors holds office until the next annual meeting of shareholders and until his successor is elected and qualified or until his earlier death, resignation, or removal. Each officer serves at the discretion of the Board of Directors.

        Except for Mr. Toffales, as described below, there is no arrangement or understanding between any of our officers or directors and Isonics Corporation pursuant to which any such person was selected as a director or an officer. However, as described below we have entered into employment agreements with Messrs. Toffales, Sakys and Meadows.

Name	Age	Position
Christopher Toffales	51	Chief Executive Officer and Chairman of the Board
John Sakys(1)	39	President and Chief Operating Officer
Gregory A. Meadows	45	Vice President and Chief Financial Officer
Richard H. Hagman(1, 3)	61	Director
C. Stewart Verdery, Jr.(2)	41	Director
George O'Leary	45	Director

(1)
Currently a member of the Audit Committee.

(2)
Mr. Verdery resigned as of July 15, 2008.

(3)
Currently a member of the Management Development Committee.

        Christopher Toffales joined us in February 2007 as Chairman of the Board of Directors. Effective in January 2008 Mr. Toffales was appointed to serve as our Chief Executive Officer. Mr. Toffales has been President and Director of CTC Aero, LLC, a defense advisory consulting firm, since 2003. From 2004 to 2007, Mr. Toffales served as a Director of Irvine Sensors Corporation ("Irvine Sensors") of Costa Mesa, California. Irvine Sensors (Nasdaq: IRSN) is involved in the design, development, manufacture and sale of miniaturized vision systems and electronic products for defense, security and commercial applications. From January 2004 to February 2007 he served as a Director and Vice Chairman of Communications of Power Industries, Inc. a provider of military and commercial electronic products and its parent CPI International, Inc. (Nasdaq: CPII). From 1999 to 2003, Mr. Toffales was a Senior Vice President of DRS Technologies, Inc., a supplier of military electronics systems (including infrared imaging systems), and also served as President of DRS Technologies Systems Company, a subsidiary of DRS Technologies. From 1998 to 1999, Mr. Toffales was Vice President for Business Development of Lockheed Martin Fairchild Systems, an aerospace and defense firm. Prior to these positions, Mr. Toffales held various officer level positions at Lockheed Martin Corporation and Loral Fairchild Systems, both of which are aerospace and defense firms. Mr. Toffales holds a B.S. in Electrical Engineering from City College of New York.

        In February 2007, we entered into an employment agreement with Mr. Toffales pursuant to which he agreed to serve as the Chairman of our Board of Directors. In February 2008 that employment agreement was terminated and Mr. Toffales entered into a new employment agreement pursuant to which he now serves as our Chief Executive Officer and Chairman of the Board.

        John Sakys joined us in May 2001 as Controller. He was promoted to Vice President, Chief Financial Officer effective September 3, 2001. In February 2007 Mr. Sakys ceased serving as our Chief Financial Officer as he was appointed to serve as our Chief Executive Officer, an office he held until January 10, 2008. Currently, Mr. Sakys serves as our President, Chief Operating Officer and as a Director. From September 2000 to April 2001 Mr. Sakys was Controller of AuraServ Communications. From July 1998 to September 2000 Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998 Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelors degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara and is a Certified Public Accountant.

        Gregory A. Meadows joined us in March 2004 as our Corporate Controller. Effective February 14, 2007 Mr. Meadows was promoted to Vice President of Business Operations. Then on January 11, 2008 Mr. Meadows was appointed to serve as our Vice President and Chief Financial Officer. Prior to working for Isonics, Mr. Meadows served as Treasurer of Sage Telecommunications for two years. Prior to working with Sage Telecommunications, Mr. Meadows served as the Controller of the construction division of Western Integrated Networks for two years. Mr. Meadows holds a bachelor of science degree from Colorado State University and is a Certified Public Accountant.

        Richard H. Hagman, Ph.D., has served as a Director and a Member of our Audit Committee since July 2005. From 2001 to the present, and from 1994 through 1998, Dr. Hagman has been the owner of R.H. Hagman & Company, a company that provides management consulting, CEO and senior management coaching, investment banking (M&A), turnarounds, negotiations and mediation, and capital sourcing services to businesses in a wide variety of industries. Dr. Hagman has more than 20 years of corporate management and top-tier executive experience in several Fortune 500 companies. He was Chairman and CEO of WENR Corp., and served as Vice President and Corporate Officer of Cyprus Amax Minerals Co. Dr. Hagman also held senior investment and government affairs positions for such companies as Amoco Corp. He has also served as Administrative Director of Graduate Studies and Lecturer at the University of Chicago; Assistant Dean for Undergraduate Curriculum at Northwestern University, and as Rapporteur for the Fellows' Meetings at the Adlai Stevenson Institute of International Affairs. Dr. Hagman has received masters and doctorate degrees from The University of Chicago, and completed his post-doctoral studies at The University of Chicago working specifically in management theory, organizational theory and labor relations.

         C. Stewart Verdery, Jr.    served as a Director since August 2005 until his resignation in July 2008. Mr. Verdery is a partner and founder of the consulting firm of Monument Policy Group, LLC, following over a decade of high-level positions in the Executive Branch, the Congress, and the private sector. He also serves as an Adjunct Fellow at the Center for Strategic and International Studies. Nominated by President Bush and confirmed by the U.S. Senate in 2003 as Assistant Secretary for Homeland Security, he led DHS efforts to implement policies related to: immigration, visas, and travel facilitation; cargo security and international trade; transportation security; and counter-narcotics and other law enforcement priorities. Mr. Verdery frequently represented DHS in hearings before numerous Congressional committees, worked extensively with foreign governments on security matters, and made numerous speeches regarding homeland security, travel facilitation, and international trade issues. Prior to his service at DHS, he served as General Counsel to U.S. Senate Assistant Majority Leader Don Nickles from 1998 until 2002, handled lead staff duties for the Senate Republican High Tech Task Force, and served as counsel to the Senate Judiciary Committee and the Senate Committee on Rules and Administration. In addition to his government service, Verdery was the Senior Legislative Counsel for the government affairs and public policy office representing Vivendi Universal and was also an associate at the Washington office of the law firm Baker & Hostetler, concentrating on antitrust and litigation. He is a graduate from Williams College and the University of Virginia School of Law.

        George O'Leary has served as a Director since March, 2008. Mr. O'Leary is on the Board of Directors of NeoGenomics (OTCBB: NGNM), NeoMedia (OTCCBB: NEOM), SmarTire (OTCBB:

SMTR), NS8 (OTCBB: NSEO), and FutureMedia (FMDAY). Mr. O'Leary is currently the President of SKS Consulting of South Florida Corp. ("SKS") and he and his team are working with these companies and others under consulting agreements providing turn-around expertise, as well as helping the implementation and execution of these companies' strategic plans.

        Mr. O'Leary started SKS in 2000 with the mission to help companies focus on execution of their core business while shedding their non-core business assets. From 1996 to 2000, Mr. O'Leary was the Chief Executive Officer and President of Communication Resources Incorporated (CRI), where annual revenues grew from $5 million to $40 million during his tenure. Prior to CRI, Mr. O'Leary was Vice President of Operations of Cablevision Industries, where he ran $125 million of business until it was sold to Time Warner. Mr. O'Leary started his professional career as a Senior Accountant with Peat Marwick and Mitchell. Mr. O'Leary holds a B.B.A. degree in Accounting with honors from Siena College.

Significant Employees and Family Relationships

        There are no significant employees who are not also directors or executive officers. There were, and are, no family relationships among the officers, directors or any person chosen by Isonics Corporation to become a director or officer.

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

        To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended April 30, 2008, except as follows: upon his appointment to our Board of Directors Mr. O'Leary did not timely file a Form 3. YA Global , the holder of our 13% Debentures and the Term Notes, has taken the position that, because provisions within the 13% Debentures and Term Notes prevent it from converting their debentures into shares of such stock at any time when the results of the conversion would result in ownership of more than 4.99% of our outstanding common stock, YA Global is not subject to the reporting requirements of Section 16(a). See "Security Ownership of Certain Beneficial Holders and Management" below.

Code of Ethics

        On January 27, 2004, our Board of Directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics establishes standards and guidelines to assist our directors, officers, and employees in complying with both Isonics' corporate policies and with the law and is posted at our website: www.isonics.com. Upon request Isonics will provide any person, free of charge, a copy of our Code of Ethics. Such a request can be made by contacting our corporate office at: Isonics Corporation, attention Corporate Secretary, 5906 McIntyre Street, Golden, CO 80403, or by calling our corporate office at (303) 279-7900.

Procedures by which security holders may recommend nominees to the Board of Directors

        We have not changed our nominating procedures during the past fiscal year or subsequently. As a result of Mr. Verdery's resignation in July 2008, however, we did terminate our nominating committee. As a result, the Board of Directors now performs the functions of the nominating committee and will direct and oversee the process by which individuals may be nominated to our Board of Directors.

        The functions performed by the Board of Directors in the place of the nominating committee include identifying potential directors and making recommendations as to the size, functions and composition of the Board and its committees. In making nominations, our Board of Directors will consider candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board of Directors, in collectively serving the long-term interests of the shareholders.

        The Board of Directors will consider nominees proposed by our shareholders. To recommend a prospective nominee for the Board of Directors's consideration, you may submit the candidate's name by delivering notice in writing to the Board of Directors at isonics@nuvox.net or via first class U.S. mail, at Isonics Corporation, 5906 McIntyre Street, Golden, CO 80403.

        A shareholder nomination submitted to the Board of Directors must include at least the following information (and can include such other information the person submitting the recommendation desires to include), and must be submitted to us by the date mentioned in the most recent proxy statement under the heading "Proposal From Shareholders" as such date may be amended in cases where the annual meeting has been changed as contemplated in SEC Rule 14a-8(e), Question 5:

  (i)
  The name, address, telephone number, fax number and e-mail address of the person submitting the recommendation;

  (ii)
  The number of shares and description of our voting securities held by the person submitting the nomination and whether such person is holding the shares through a brokerage account (and if so, the name of the broker-dealer) or directly;

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

  (viii)
  The signed consent of the proposed nominee in which he or she

  a.
  consents to being nominated as a director of Isonics Corporation if selected by the nominating committee;

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

        Although the information may be submitted by fax, e-mail, mail or courier, the Board of Directors must receive the proposed nominee's signed consent, in original form, within ten days of making the nomination.

        When the information required above has been received, the Board of Directors will evaluate the proposed nominee based on the criteria described below, with the principal criteria being the needs of Isonics and the qualifications of such proposed nominee to fulfill those needs.

        The process for evaluating a director nominee is the same whether a nominee is recommended by a shareholder or by an existing officer or director. The Board of Directors, acting in the place of the Nominating Committee, will:

  1.
  Establish criteria for selection of potential directors, taking into consideration the following attributes which are desirable for a member of our Board of Directors: leadership; independence; interpersonal skills; financial acumen; business experiences; industry knowledge; and diversity of viewpoints. We will periodically assess the criteria to ensure it is consistent with best practices and the goals of Isonics Corporation.

  2.
  Identify individuals who satisfy the criteria for selection to the Board of Directors and, after consultation with the Chairman of the Board of Directors, make recommendations to the Board of Directors on new candidates for Board of Directors membership.

  3.
  Receive and evaluate nominations for Board of Directors membership which are recommended by existing directors, corporate officers, or shareholders in accordance with policies set by the Board of Directors, acting in the place of the Nominating Committee and applicable laws.

        Isonics Corporation has not engaged the services of or paid a fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees. Neither Isonics Corporation nor the Board of Directors has received a recommended nominee from any shareholder that beneficially own more than 5% of our common stock or group of shareholders that beneficially own more than 5% of our common stock.

Identification of Audit Committee

        We have a separately-designated standing audit committee. The following persons currently serve on our Audit Committee: Richard H. Hagman and John Sakys currently serve on our Audit Committee.

Audit Committee Financial Expert

        We have not named an "audit committee financial expert" serving on our Audit Committee. Our Audit Committee consists of two Directors, both of whom are financially literate, have experience with public companies, and are knowledgeable about our business and financial position. Due to the nature of our operations, our Board of Directors does not believe that it needs to name an audit committee financial expert at this time.

Management Development Committee

        Isonics formed the Management Development Committee to provide a mechanism by which members of the Board of Directors can provide direct assistance to management on specific projects, as requested by management.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth information regarding compensation paid to the Chief Executive Officer and the other principal officers of Isonics Corporation for the two years ended April 30, 2008. No other executive officer serving as of April 30, 2008 earned salary and bonus compensation exceeding $100,000 during either of those years. This includes all compensation paid to each by Isonics Corporation and any subsidiary.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Plan Compensation ($)	All Other Compensation ($)	Total ($)
Christopher Toffales,	2008	$325,917	$65,000	$—	$94,721	(2)	$—	$—	$—	$485,638
CEO and Chairman of the Board	2007	$254,692	$—	$—	$—		$—	$—	$—	$254,692

John Sakys,	2008	$216,333	$80,000	$—	$71,040	(2)	$—	$—	$—	$367,373
COO and President and Chief Operating Officer	2007	$200,000	$0	$0	$0		$0	$0	$0	$200,000

Gregory A. Meadows,	2008	$163,000	$25,000	$—	$47,360	(2)	$—	$—	$—	$235,360
CFO, Vice President and Chief Financial Officer	2007	$128,438	$13,000	$0	$0		$0	$0	$0	$141,438

(1)
This column does not include options that were granted to the executive officers in 2007, but which were terminated when, in January 2008, the Board of Directors determined not to submit the options to our shareholders for approval.

(2)
This column includes options granted in April 2008 to the named executive officers (Mr. Toffales—4,000,000 shares; Mr. Sakys—3,000,000 shares; and Mr. Meadows—2,000,000 shares), immediately vesting, exercisable at $0.03 per share for ten years, which options were not subject to shareholder approval. We calculated these amounts in accordance with the provisions of SFAS 123(R) for the year ended April 30, 2008. Compensation expense related to stock options is calculated using the Black-Scholes option-pricing model.

        Messrs. Toffales and Sakys served on our Board of Directors during both of our years ended April 30, 2008 and 2007 but did not receive any separate compensation for serving on the Board of Directors.

GRANTS OF PLAN-BASED AWARDS

        We granted no non-equity incentive plan awards during our year ended April 30, 2008, and we anticipate no future payouts under equity incentive plan awards. We also granted no stock awards during our year ended April 30, 2008. The following table sets forth information about the options granted during our year ended April 30, 2008. In each case the options vested immediately, are exercisable for ten years from the date of grant (unless the option holder's relationship with Isonics Corporation is terminated, in which case the option expires three months after such termination).

Name	Grant Date	All Other Option Awards (# of shares underlying Options)	Exercise Price	Grant Date Fair Value of Option Awards
Christopher Toffales	4/18/2008	4,000,000	$0.03	$94,721
John Sakys	4/18/2008	3,000,000	$0.03	$71,040
Gregory A. Meadows	4/18/2008	2,000,000	$0.03	$47,360

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)	Market Value Of Shares Or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
Christopher Toffales	4,000,000	0	$0.03	04/17/2018	0	$0
John Sakys	3,000,000	0	$0.03	04/17/2018	0	$0
Gregory A. Meadows	2,000,000	0	$0.03	04/17/2018	0	$0

Option Exercises and Stock Vested

        None of our executive officers exercised any stock options, SARs or similar instruments during the fiscal year ended April 30, 2008, or subsequently. None of our current executive officers serving were granted restricted common stock that was subject to a vesting schedule during our fiscal year ended April 30, 2008, or subsequently.

Pension Benefits

        We have no defined benefit plans, supplemental executive retirement plans or actuarial plans.

Nonqualified Defined Contribution and Other Deferred Compensation Plans

        We do not have any nonqualified defined contribution or deferred compensation plans.

Compensation Discussion and Analysis

Overview

        The following Compensation Discussion and Analysis describes the material elements of compensation for the executive officers identified in the Summary Compensation Table contained elsewhere in this Annual Report.

Oversight of Executive Compensation Program

        As more fully described below, prior to July 2008 the Compensation Committee of the Board of Directors (the "Compensation Committee") reviewed and recommended to the full Board of Directors the total direct compensation programs for our executive officers, including the named executive officers. As a result of Mr. Verdery's resignation in July 2008, we terminated the Compensation Committee. The Board of Directors now performs the functions of the Compensation Committee. Additionally, the entire Board of Directors is responsible for significant changes to, or adoption of, new employee benefit plans.

Compensation Program Philosophy and Objectives

        Our business strategy is to enhance shareholder value through growth in our assets, revenues, and resulting cash flows from operations. Because of our working capital shortages, operational difficulties, and negative cash flow over the past several years, our primary focus has been to reduce expenses, increase efficiency, and to develop a plan to become cash-flow positive.

        During early calendar 2007, we changed our emphasis from research and development activities on a variety of products to a more focused business plan. We also took a number of steps to reduce costs associated with senior management to extend our cash resources to the maximum extent possible. Our compensation program currently has four objectives:

  •
  To retain and motivate qualified executives whose performance is key to the successful execution of our strategy and the achievement of our corporate goals. Should we need to attract executives in the future, that, too, will be an objective of our compensation program although we are not currently attempting to attract executives.

  •
  To create a performance-oriented environment that rewards achievement of our short- and long-term strategic goals.

  •
  To provide an executive compensation structure that is internally equitable based upon the level of responsibility of our executives.

  •
  To align the interests of our executive officers with those of our shareholders.

        In making compensation decisions, the Compensation Committee considered, and the Board of Directors will consider various factors such as each executive's motivation level, leadership ability, overall knowledge and experience in his particular segment of our business, the competitive compensation environment for such individual, that person's unique skills and his or her expected future contribution to the success of our company. We feel that if these qualities are rewarded, the executives will be motivated to achieve our corporate goals and implement our strategies. Because of the volatility of the market for our common stock, working capital shortages, and various restrictions imposed by our principal creditor YA Global as described in more detail below, the Board of Directors is not confident that the current compensation package, other than base salary, is adequate to achieve the stated goals.

Elements of Compensation

        The Board of Directors believes that the compensation environment for qualified professionals in the industries in which we operate is highly competitive, particularly as a result of our current financial condition and the likelihood that other companies will be able to offer more concrete benefits and higher salaries to its senior officers. It also believes that similar compensation pressure has resulted from increased financial reporting and corporate governance regulatory issues implemented within recent years. In order to compete in this environment, our executive officers' compensation has four components:

  •
  base salary;

  •
  discretionary cash bonuses, although currently our ability to pay cash bonuses to our officers has been contractually limited by our agreement with YA Global;

  •
  stock option and performance share awards granted periodically under our incentive plans, although the value to our officers of option and share awards has been limited by the performance and volatility of our shares in the market and the contractual prohibition from including our shares issued pursuant to an incentive plan on a registration statement; and

  •
  other benefits that, in most cases, are available to all salaried employees.

How Elements of Our Compensation Program are Related to Each Other

        We view the various components of compensation as related but distinct and emphasize "pay for performance" with a significant portion of total compensation reflecting a risk aspect tied to long- and short-term financial and strategic goals. Our compensation philosophy is to foster entrepreneurship at all levels of the organization by making long-term equity-based incentives, in particular stock option grants, a significant component of executive compensation. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our Board of Directors has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. We have not adopted any internal pay-equity proposal, but it is the Board of Director's goal to be fair and reasonable to all employees within the limitations of our financial capabilities and working capital requirements.

         Base Salary.    Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, we will, when cash considerations permit, set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals, while recognizing that our senior executive officers have additional incentives to encourage our growth and success and to reflect competitive practices, individual performance and the officer's contribution to our overall business goals. Individual performance and contribution to the overall business goals of Isonics are subjective measures and will also be evaluated by the Board of Directors.

        The Board of Directors believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies of a size and complexity similar to Isonics Corporation, given our lack of working capital and sufficient positive cash flow. As the role of the executive officers changed following the resignation of our then Chief Financial Officer in January 2008, the Compensation Committee approved a salary increase for each of the executive officers. Previously (in February 2007) the Compensation Committee approved the same salary level for Mr. Sakys and a lesser salary for Mr. Meadows because of their anticipated increased responsibilities following the management reorganization that occurred in February 2007. At the request of YA Global, at that time both Mr. Sakys and Mr. Meadows (and the other executive officers at the time) agreed to defer any such salary increase.

        The Board of Directors believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities. It is the Board of Director's goal to reconsider salaries and benefits for its named executive officers and on a company-wide basis when our working capital and cash flow permit.

         Discretionary Cash Bonuses.    Discretionary cash bonuses are the second prong of our compensation plan. The Board of Directors believes that it is appropriate that executive officers and other employees have the potential to receive a significant portion of their annual cash compensation as a cash bonus to encourage performance to achieve key short-term (annual) corporate objectives and to be competitive from a total remuneration standpoint. The payment of any bonus is subject to cash flow considerations, and even when a bonus is declared, the Board of Directors may choose to pay the bonus in equity rather than in cash where cash flow considerations require.

        We have no set formula for determining or awarding discretionary cash bonuses to our other executives or employees. In determining whether to award bonuses and the amount of any bonuses, we have taken and will continue to take into consideration discretionary factors such as the individual's current and expected future performance, level of responsibilities, retention considerations, and the total compensation package, as well as our overall performance as reflected by improvements in shareholder equity, revenues, earnings before interest, taxes, depreciation and amortization ("EBIDTA"), cash flow and other operational factors.

        Where the Board of Directors determines that bonuses are properly payable, but cash considerations do not permit the payment of a bonus in cash, the Board of Directors will consider payment of the bonus amount in restricted stock or options, however we have not paid any bonuses through the issuance of stock or the grant of options. The Board of Directors may also defer all or any part of any bonus to future years and to pay bonuses even if no bonus would be payable under the bonus plan.

        During our year ended April 2008 we entered into executive employment agreements with Messrs. Toffales, Sakys, and Meadows. Each of these employment agreements provided for the payment of a discretionary bonus to each executive in recognition for the substantial risk that each executive is taking by remaining with Isonics Corporation, the significant operational improvements accomplished since February 2007 and each executive's willingness to enter into their employment agreement. The employment agreements provided for a bonus of $70,000 to Mr. Toffales, $60,000 to Mr. Sakys, and $50,000 for Mr. Meadows which amounts were paid in June 2008. Additionally, during our year ending April 30, 2008 we paid discretionary cash bonuses to Messrs. Sakys ($80,000), our former Chief Financial Officer Kenneth Deane ($25,000) and Gregory Meadows ($25,000) as compensation for their job performance during our year ended April 30, 2007. The Compensation Committee and the Board of Directors believed that these bonuses were appropriate to reward the officers for the amount and quality of work they had performed for Isonics Corporation in difficult circumstances during our years ended April 30, 2007 and 2008 and the operational improvements accomplished since February 2007.

        The Board of Director's ability to pay future bonuses to our executive officers is limited by our agreements with YA Global. As reflected in Section 5(u) of the Securities Purchase Agreement for our June 13, 2008, financing with YA Global, we "will not distribute officer bonuses, allocated pro rata to a given quarter, unless (i) in such quarter the Company achieves a minimum of 110% of the targeted EBITDA reflected on the Annual Operating Plan or (ii) YA Global's consent." Thus our ability to pay bonuses to our executive officers in the future is severely limited.

         Long-Term Equity-Based Incentives.    Equity-based incentives form a third element of our compensation program. Long-term equity-based incentive compensation is an element of our compensation policy because we believe it aligns management and executives' interests with the interests of Isonics' shareholders. Our equity incentives also reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint. At the present time, we have one equity incentive plans for our management and employees, the 2008 Isonics Equity Plan. There remain stock options outstanding under prior plans, but no further rights or options may be granted under any prior plan.

        Since there is no Compensation Committee, the Board of Directors acts as the manager of our long-term equity-based incentive plans and perform functions that include selecting award recipients, determining the timing of grants and assigning the number of shares subject to each award, fixing the time and manner in which awards are exercisable, setting exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans. For compensation decisions regarding the grant of equity compensation to executive officers and other employees, our Board of Directors typically considers recommendations from our Chief Executive oOfficer as well as the competitive environment associated with longer-term compensation. All awards are priced at the fair market value on the grant date in accordance with SFAS 123(R). The Board of Directors recognizes that in light of the declining price of our common stock, our cash flow, working capital and operational difficulties, the volatile market for our common stock, the fact that the shares are not registered on a Form S-8 registration statement (and such registration is prohibited by our agreements with YA Global), and other factors, our equity-based compensation does not have significant value to our executives, even on a long-term basis.

        In addition, all equity awards to our employees, including executive officers, and to our directors have been granted and reflected in our consolidated financial statements, based upon the applicable accounting guidance, at fair market value on the grant date in accordance with SFAS 123(R). Information about unvested performance shares and outstanding options held by our named executive officers and directors is contained in the "Outstanding Equity Awards at Fiscal Year End—2008" and "Director Compensation" tables, although such value for financial accounting purposes may not reflect or represent the value of such awards to the individual.

        Awards may vest over multiple years but the Board of Directors maintains the discretionary authority to vest the equity grant immediately if the individual situation merits. In the event of a change of control, or upon the death, disability, retirement or termination of a grantee's employment without good reason, all outstanding equity-based awards will immediately vest.

        We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual's current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.

        In the year ended April 30, 2007 we adopted the 2007 Restructuring Equity Plan (the "2007 Plan"). All options granted under that plan were subject to shareholder approval. In January 2008 our Board of Directors determined not to seek shareholder approval and therefore to terminate the 2007 Plan. Consequently, the stock options granted under the 2007 Plan were terminated.

        On February 6, 2008 our Board of Directors adopted the 2008 Isonics Equity Plan (the "2008 Plan") and reserved 25,000,000 shares of common stock for issuance under the 2008 Plan upon the exercise of options and grant of stock bonuses. The 2008 Plan was adopted to compensate new, continuing, and existing employees, officers, consultants, and advisors of Isonics Corporation and its controlled, affiliated and subsidiary entities.

        In April 2008 the Compensation Committee approved option grants to certain company employees, including each of our executive officers and directors based on the duties and responsibilities of each option recipient. As a result of the termination of the 2007 Plan and the expiration of other options, the options granted to each executive under the 2008 Plan represent the only options held by each executive. These options were granted to the executive officers to further align their interests with those of our shareholders as at the time of their grant none of our executive officers held options to purchase our common stock

         Other Employee Benefits.    Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life and long-term disability insurance, in each case on the same basis as other employees. Isonics provides vacation and other paid holidays to all employees, including the named officers, which are comparable to those provided at other employers.

        Our executive officers are also eligible to participate in our 401(k) plan on the same basis as other employees. Our Board of Directors, at its sole discretion, may authorize us to match (in part or in whole) the contributions of each employee to the 401(k) plan during a given year. During our year ended April 30, 2008, we did match a portion of the employees' 401(k) contributions, up to 4% of employees' salaries (including our named executive officers).

        Our articles of incorporation and bylaws entitle our officers and directors to advancement or reimbursement of their legal expenses, to the fullest extent permitted by law, if they are involved in litigation as a result of performing services for Isonics or other enterprise at its request. The right to indemnification is conditioned on meeting a specified standard of care, generally requiring the officer to have acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of Isonics.

Employment Contracts, Change-In-Control Arrangements and Certain Other Matters

Accrued Salaries

        On February 12, 2007, the Compensation Committee recommended and approved, and on the same day the Board of Directors awarded, salary increases to certain of our officers, including John Sakys and Gregory Meadows. However, because of working capital shortages Messrs. Sakys and Meadows and the other officers each agreed to suspend the salary increases. The suspended portion of each Messrs. Sakys' and Meadows' salaries accrued from the date that the salary increases were awarded through December 31, 2007.

Employment Agreements with our executive officers

        Effective February 6, 2008, we entered into employment agreements with: 1) Christopher Toffales, our Chief Executive Officer; 2) John Sakys, our President, and Chief Operating Officer (the "Sakys Agreement"); and 3) Gregory Meadows, our Vice President and Chief Financial Officer (the "Meadows Agreement").

        Previously on February 16, 2007 we entered into an employment agreement with Mr. Toffales pursuant to which he joined Isonics Corporation as our Chairman of the Board of Directors, this agreement was terminated on February 6, 2008 when Mr. Toffales entered into the new employment agreement. For purposes of the following discussion the employment agreements entered into on February 6, 2008 are sometimes collectively referred to herein as the "Employment Agreements," and Christopher Toffales, John Sakys and Gregory Meadows are sometimes collectively referred to herein as the "Executive."

        Each of the Employment Agreements has an initial term of one year and thereafter will be renewed automatically for successive one year terms unless either party provides sixty days notice prior to the expiration of the current term that the Employment Agreement is being terminated. The Employment Agreements provide that Mr. Toffales will receive an annual base salary of $250,000, Mr. Sakys will receive an annual base salary of $240,000, and Mr. Meadows will receive an annual base salary of $180,000.

        Under the Employment Agreements, each of Mr. Toffales, Mr. Sakys and Mr. Meadows are eligible for a discretionary cash bonus and are entitled to participate in all of our equity-based compensation plans. Discretionary cash bonuses and equity-based compensation will be based on the achievement of performance goals, and if none are formally established, paid or granted in the discretion of the Board of Directors.

        Additionally, we agreed to pay (and in June 2008 paid) each Executive a one-time discretionary bonus: with Mr. Toffales being entitled to a $70,000 bonus, Mr. Sakys a $60,000 bonus and Mr. Meadows a $50,000 bonus. As described above, these one-time bonuses were, in part, in recognition of the amount and quality of work they had performed for Isonics in difficult circumstances during the years ended April 30, 2007 and 2008 and the operational improvements accomplished since February 2007.

        We may terminate the Executives' employment with or without "cause" (as defined in the Employment Agreements). If we terminate employment for "cause," the Executive will have no rights to any unvested benefits or any other compensation or payments after the termination date. We may also terminate employment without "cause" by providing the Executive at least sixty days advance notice. The Employment Agreements provide that if we terminate the Executive without cause the Executive is entitled to a severance payment equal to twelve months of Executive's current annual salary and payable in a lump sum at termination.

        The Employment Agreements also provide that the Executive may terminate the Employment Agreement upon the occurrence of any of the following events by providing us at least three business days notice: 1) we make a general assignment for the benefit of our creditors, filing a voluntary bankruptcy petition, filing a petition or an answer seeking reorganization, liquidation, dissolution or similar relief; 2) the sale of substantially all of our assets; 3) our decision to terminate our business and liquidate our assets; 4) the holder of any convertible debenture issued by us prior to the date of the Employment Agreements declaring a default or accelerating any obligation under the terms of such debentures; or 5) our material breach of the Employment Agreement except to the extent such breach results directly or indirectly from our lack of funding to cure any material breach. If the Employment Agreements are terminated by the Executive for any of these reasons the Executive is due a severance payment equal to twelve months of his current annual salary payable in a lump sum payment within three months of the termination of the Employment Agreement. The Sakys Agreement and Meadows Agreement also provide that if the Company's corporate offices are moved from the Denver metropolitan area each Executive may terminate their respective Employment Agreement and each shall be entitled to a severance payment equal to twelve months of their current annual salary and payable in a lump sum payment within three months of the Executive's termination.

        Upon a "change of control" (which is defined in the Employment Agreements), each Executive may terminate their Employment Agreement and will be entitled to receive a severance payment equal to twelve months of his current annual salary, and payable in a lump sum within three months of the Executive's termination.

        The Employment Agreements contain non-competition and non-solicitation provisions. However, each Executive may engage in certain business activities so long as such activities do not interfere with the Executive's duties and responsibilities with Isonics Corporation, and such activities are not with persons or entities that directly compete with us.

        Mr. Toffales is also employed as President and Chairman of the Board by our 90%-owned subsidiary, SenseIt pursuant to an agreement dated October 26, 2006. The SenseIt employment agreement has an initial term of two years through October 26, 2008. However, SenseIt is no longer engaged in business activities and Mr. Toffales has not drawn his salary from SenseIt since October 2007.

         Insider Trading and Stock Ownership Policy.    A stock ownership policy is a policy that requires our senior management to own a minimum interest in our common stock. Currently we do not have a stock ownership policy that applies to our employees or to our executive officers.

        We do have an Insider Trading Policy for which all employees and members of our Board of Directors are prevented from buying or selling our stock during an announced "trading blackout"

period. Generally a blackout period is placed in effect by senior management when material non-public information about Isonics exists and may have an influence on the marketplace. Our officers have in the past adopted program selling plans under SEC Rule 10b5-1 which permit them to sell shares even while in possession of inside information if they do so under a non-discretionary plan put into place at a time when they did not have material non-public information. No Rule 10b5-1 plan is currently in effect, and during our 2008 fiscal year, none of our executive officers sold shares of our common stock pursuant to Rule 10b5-1 plans.

         Certain Relationships and Related Party Transactions.    Our Audit Committee charter provides that we shall not enter into a related party transaction unless such transaction is approved by the Audit Committee after a review of the transaction by the Audit Committee for potential conflicts of interest. A transaction will be considered a "related party transaction" if the transaction would be required to be disclosed under Item 404 of Regulation S-K. The Audit Committee has the authority to hire legal, accounting, financial or other advisors as it may deem necessary or desirable and/or to delegate responsibilities to executive officers of Isonics in connection with discharging their duties. During our year ended April 30, 2008 and as of the date of this annual report, we are not aware of any related party transactions with our executive officers that may cause a conflict of interest with Isonics. At the time that Isonics hired Mr. Toffales as Chairman of the Board of Directors as described above, he was serving as President and Chairman of the Board of Directors of SenseIt and, therefore, could have been considered to be an affiliate of Isonics Corporation. His employment package was approved by the members of the Audit Committee voting as members of the Board of Directors.

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

        We have no employees with non-performance based compensation paid in excess of the Internal Revenue Code §162(m) tax deduction limit. However, we reserve the right to use our judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the executive's individual performance and/or changes in specific job duties and responsibilities.

        In considering severance and other payments to employees, the Compensation Committee(and now the Board of Directors) also considers the potential applicability of §280G of the Internal Revenue Code. This section applies to payments made to a "disqualified individual" (an employee or consultant who is an officer, shareholder, or highly compensated individual) as a result of a change of control of the employer. If certain compensatory payments are paid to a disqualified individual as a result of a change of control exceed three times the individual's "base amount" (generally an average of the individual's W-2 compensation for the five years preceding the year in which the change in control occurs) (referred to as "parachute payments"), then all amounts paid in excess of one times the base amount (the "excess parachute payment") are nondeductible to the employer. Section 4999 of the Code imposes a 20% excise tax on the recipient of any "excess parachute payment."

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

Compensation Committee Interlocks and Insider Participation

Not applicable.

Report Of The Compensation Committee

Not applicable.

Director Compensation

        We reimburse directors for travel and related expenses associated with Board of Directors' meetings. Effective May 1, 2006, we began compensating our non-employee directors $2,000 for attending Board of Directors' meetings in person, $1,000 for attending Board of Directors' meetings telephonically and we pay an additional $500 to the chair person for required preparation time. In addition, directors are entitled to receive fees as committee members of our management development committee as they are asked to assist management. The following table sets forth information regarding the cash compensation paid to our directors for board meetings and committee meetings attended during our year ended April 30, 2008:

Russell Weiss(1)	Richard Parker(1)	Richard Hagman	Stewart Verdery(2)	George O'Leary
$11,000	$12,500	$41,500	$14,000	$2,500

(1)
Messrs. Weiss and Parker resigned in December 2007.

(2)
Mr. Verdery resigned in July 2008.

        During our year ended April 30, 2008 each of our non-employee directors were granted options pursuant to the 2008 Plan. These options were granted in consideration for each director's service as a board member, with additional options being granted to the persons serving as chairman of committees of the Board of Directors. Each director was granted 750,000 options. Further, an additional 500,000 options were granted to the Chairman of the Audit Committee, an additional 250,000 options were granted to the Chairman of the Compensation Committee, an additional 125,000 options were granted to the Chairman of the Nominating Committee and an additional 125,000 options were granted to the Chairman of the Management Development Committee.

        Previously, our independent directors were granted options pursuant to our 1998 Director's Plan. No options were granted under this plan during the year ended April 30, 2008 and we don't expect to utilize this plan going forward. On September 9, 2005, the Board of Directors approved, and we entered into indemnity agreements with each of our directors.

        As discussed above, during our year ended April 30, 2008 Messrs. Sakys and Toffales also served on our Board of Directors. However, each of these persons also served as executive officers and neither received separate compensation for serving as a director.

        The following table reflects the compensation of our directors for our fiscal year ended April 30, 2008:

DIRECTOR COMPENSATION

        The following table sets forth certain information regarding the compensation paid to our directors during our year ended April 30, 2008, and includes directors that served during the year but resigned during or following the end of the fiscal year. During this period, we did not issue any stock awards or non-equity incentive plan compensation to our directors, or any other compensation than as set forth in the table. We have not established any deferred compensation plan for the benefit of our directors.

Name	Fees Earned Or Paid In Cash ($)	Option Awards ($)	Total ($)
(a)	(b)	(d)	(h)
Richard Parker(1)	$12,500	$—	$
Russell W. Weiss(1)	$11,000	$—	$
Richard H. Hagman(2)	$41,500	$35,520	$
C. Stewart Verdery(1, 3)	$14,000	$23,680	$
George O'Leary(4)	$2,500	$17,760	$

(1)
On December 12, 2007 Messrs. Parker and Weiss resigned from our Board of Directors. On July 15, Mr. Verdery resigned from our Board of Directors.

(2)
On April 18, 2008 Dr. Hagman was granted options to purchase 1,500,000 shares of our common stock exercisable at $0.03 per share (the closing sales price on the date of grant). These options vested immediately upon grant and are exercisable until April 17, 2018. The options were granted in consideration for Dr. Hagman serving as a director and as Chairman of our Audit and Compensation Committees.

(3)
On April 18, 2008 Mr. Verdery was granted options to purchase 1,000,000 shares of our common stock exercisable at $0.03 per share (the closing sales price on the date of grant). These options vested immediately upon grant and are exercisable until April 17, 2018. The options were granted in consideration for Mr. Verdery serving as a director and as Chairman of our Nominating and Management Development Committees. Mr. Verdery resigned in July 2008 and, therefore the options will expire three months after his resignation if not exercised before then.

(4)
Mr. O'Leary was appointed to our Board of Directors in February 2008. On April 18, 2008 Mr. O'Leary was granted options to purchase 750,000 shares of our common stock exercisable at $0.03 per share (the closing sales price on the date of grant). These options vested immediately upon grant and are exercisable until April 17, 2018. The options were granted in consideration for Mr. O'Leary serving as a director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Certain Beneficial Owners and Management

        The following table sets forth information regarding the ownership of our common stock as of July 21, 2008 by: (i) each director; (ii) each of the executive officers named in the Summary

Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
John Sakys(1)	3,001,146	12.9%
Christopher Toffales(2)	4,000,000	16.4%
Greg Meadows(3)	2,000,431	9.0%
Richard H. Hagman(4)	1,512,500	6.9%
George O'Leary(5)	750,000	3.6%
All executive officers and directors as a group (5 persons). The address for all of the above directors and executives officers is: 5906 McIntyre Street, Golden, CO 80403	11,264,077	35.6%

    (1)
    Includes options to purchase 3,000,000 shares of common stock exercisable at $0.03 per share.

    (2)
    Consists of options to purchase 4,000,000 shares of common stock exercisable at $0.03 per share.

    (3)
    Includes options to purchase 2,000,000 shares of common stock exercisable at $0.03 per share.

    (4)
    Includes options to purchase 1,500,000 shares of common stock exercisable at $0.03 per share. Also includes options to purchase 12,500 shares of common stock exercisable at prices of $2.68 and higher.

    (5)
    Consists of options to purchase 750,000 shares of common stock exercisable at $0.03 per share.

        The foregoing table does not include YA Global since YA Global's agreements with us prohibit YA Global from acquiring shares of our common stock in excess of 4.99% of the total outstanding. Although YA Global can waive this restriction on 65 days notice to Isonics Corporation, YA Global has not done so.

        As a result of the financing transactions with YA Global completed in the year ending April 30, 2007 and in June 2008, YA Global currently holds debentures and common stock purchase warrant that may be converted into, or exercisable to purchase, shares of our common stock generally as follows (all of which are subject to the 4.99% limitation described above):

  •
  $11,875,900 of remaining (at June 30, 2008) 13% Debentures which are convertible into common stock at 80% of market price, but not greater than $0.03 per share.

  •
  Warrants exercisable to acquire 15,250,000 shares of common stock exercisable at prices from $.03 to $5 per share.

        The 13% Debentures and warrants held by YA Global could result in the issuance of a number of shares for far greater than 20% of our common stock outstanding at the time of the transaction. In fact these transactions potentially obligate us to issue more shares than the 175,000,000 shares of common stock that are authorized under our Articles of Incorporation. (The actual number of shares that YA Global would have a right to acquire depends on the timing of YA Global's conversion of the 13% Debenture and the market price of our common stock at that time, as well as the amount of interest accrued and any dilution adjustments incurred.). Through July 21, 2008, YA Global has converted $161,600 of the face amount of its debentures into 7,527,548 shares of our common stock.

        YA Global has contractual restrictions on its ability to acquire shares in excess of 5% of the number of shares outstanding, but it can waive those restrictions upon not less than 65 days' notice. Although YA Global has contractual limitations on the amount of our common stock it may own, should YA Global in the future acquire all or a portion of the shares it has the right to acquire it would result in YA Global being our single largest shareholder. Because of this significant potential stock ownership, and because YA Global has a security interest in all, or substantially all, of our assets YA Global may be able to influence management's direction. As discussed above, circumstances exist that may give YA Global the right to declare an event of default on the outstanding indebtedness, and YA Global refused to waive those circumstances in the June 2008 financing. Were YA Global to declare an event of default and foreclose on its security interests, it would take over control of our business and assets, although the public (then) shell would remain.

        Were YA Global to waive the 5% limitation and acquire and hold shares of our common stock upon the conversion of the 13% Debentures and warrants, it would likely be able to effect a change in control at a shareholders' meeting. As the majority shareholder, YA Global would clearly have the right and ability to effect a change in control of Isonics through its majority shareholder vote. Even if YA Global acquired fewer than an absolute majority of shares then outstanding, YA Global would be the largest shareholder and would likely be able to effect a change in control of Isonics at a shareholders' meeting.

No Change of Control Arrangements

        YA Global has not advised us that it has any intention to effect a change of control of Isonics Corporation, and has not filed a Schedule 13D or other filing under the Securities Exchange Act of 1934 which would be required in anticipation of a change of control YA Global has not filed a Schedule 13D (required upon beneficial ownership of greater than 5%) based on its opinion that the contractual limitations imposed in the agreements preclude it from being able to acquire more than 5% beneficial ownership within any 60 day period.

        We know of no other plans or arrangement that will result in a change of control at Isonics. No executive officer or director of Isonics Corporation has pledged any shares to secure any financing issued to that officer or director.

Equity Compensation Plan Information

        See Item 5(d) in Part II of this annual report on Form 10-K, above, for information regarding compensation plans under which equity securities are authorized for issuance as of the year ended April 30, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        There have not been any transactions, or proposed transactions, since the beginning of our last fiscal year, to which we were or are to be a party, in which any of our directors or executive officers, any nominee for election as a director, any security holder owning beneficially more than five percent of the common stock of the Registrant, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except as follows:

         Messrs. Toffales, Sakys, and Meadows.    Effective February 6, 2008 we entered into employment agreements with Messrs. Toffales, Sakys and Meadows. The terms of each of these employee agreements are described in Item 11 Executive Compensation" above.

         Dr. Hagman.    Dr. Hagman has been involved on almost a day-to-day basis with Isonics Corporation and its management in attempting to work through its business operational and liquidity issues, and in discussions with YA Global as our principal creditor. We have been compensating Mr. Hagman for these services at the rate of a minimum of $3,000 per month (since January 2008).

         Mr. O'Leary.    On February 28, 2008 Mr. O'Leary was appointed to our Board of Directors. Mr. O'Leary currently serves as a director of several other companies including NeoGenomics, Inc. (NGNM.OB), a publicly traded cancer genetic testing laboratory. YA Global, the holder of our 13% Debentures and Term Notes has a standby equity distribution agreement with, and has previously invested in NeoGenomics, Inc. Mr. O'Leary is currently the President of SKS Consulting of South Florida Corp. ("SKS"). Frank Angelo, Vice President of SKS, is the brother of Mark Angelo, a managing director of YA Global

Director Independence

        Our Board of Directors currently consists of Messrs. Sakys, Toffales, Hagman, and O'Leary. The Company continues to utilize the term "independent" as it is defined by Nasdaq Marketplace Rule 4200(a)(15) to determine whether its directors independent. Further, the Board of Directors considers all relevant facts and circumstances in its determination of independence of all members of the Board of Directors (including any relationships set forth in this Form 10-K under the heading "Certain Related Person Transactions").

ITEM 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

(a)
Audit Fees

        Our principal accountant, Hein & Associates LLP, billed us aggregate fees in the amount of approximately $129,300 for the fiscal year ended April 30, 2008 and $201,500 for the fiscal year ended April 30, 2007. These amounts were billed for professional services that Hein & Associates provided for the audit of our annual financial statements, review of the financial statements included in our report on 10-Q and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b)
Audit-Related Fees

        Hein & Associates LLP billed us aggregate fees in the amount of $0 and $24,720 and for the fiscal years ended April 30, 2008 and 2007 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c)
Tax Fees

        Hein & Associates LLP billed us aggregate fees in the amount of $0 for the fiscal years ended April 30, 2008 and 2007 for tax compliance, tax advice, and tax planning.

(d)
All Other Fees

        Hein & Associates LLP billed us aggregate fees in the amount of $0 and $1,690 for the fiscal years ended April 30, 2008 and 2007 for other fees.

(e)
Audit Committee's Pre-Approval Practice

        Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the Audit Committee of the Board of Directors, or unless the services meet certain de minimis standards. The Audit Committee's charter (as amended May 18, 2006) provides that the Audit Committee must:

    Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002).

    Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Securities Exchange Act of 1934 (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us, or any of our subsidiaries.

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

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are files as part of this report:

  1.
  Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this report.

  2.
  Financial Statements Schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

  3.
  Exhibits:

Exhibit Number	Title
3.01	Restated Articles of Incorporation.(1)
3.02	Registrant's Amended and Restated Bylaws.(2)
10.02	Registrant's 1998 Directors' Stock Option Plan.(3)
10.05	Registrant's 2005 Stock Option Plan(3)
10.06	Registrant's 2008 Equity Plan(2)
10.09	Form of Indemnity Agreement between Registrant and its directors.(5)
10.15	Securities Purchase Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P.(6)
10.16	Investor Registration Rights Agreement dated May 30, 2006, between Isonics and Cornell Capital Partners, L.P.(6)
10.17	Irrevocable Transfer Agent Instructions dated May 30, 2006.(6)
10.18	Voting Agreement dated May 30, 2006.(6)
10.19	Surrender and Reissuance Agreement, dated June 13, 2006.(7)
10.20	Amended and Restated 6% Secured Convertible Debenture no. CCP-3: $10,000,000 principal.(8)
10.21	Amended and Restated 6% Secured Convertible Debenture no. CCP-4: $3,000,000 principal.(8)
10.22	Amended and Restated Warrant no. CCP-002 ($1.25 exercise price).(8)
10.23	Amended and Restated Warrant no. CCP-003 ($1.75 exercise price).(8)
10.24	Amended and Restated Warrant no. CCP-004 ($2.00 exercise price).(8)
10.25	Security Agreement dated May 30, 2006, between Isonics as grantor and Cornell Capital Partners, L.P as secured party.(6)

Exhibit Number	Title
10.26	Security Agreement dated May 30, 2006, between Isonics Homeland Security and Defense Corporation; as grantor and Cornell Capital Partners, L.P as secured party.(6)
10.27	Security Agreement dated May 30, 2006, between Isonics Vancouver, Inc. as grantor and Cornell Capital Partners, L.P as secured party.(6)
10.28	Security Agreement dated May 30, 2006, between Protection Plus Security Corporation as grantor and Cornell Capital Partners, L.P. as secured party.(6)
10.32	6% Secured Convertible Debenture no. CCP-5; $3,000,000 principal.(8)
10.33	Waiver Agreement with Cornell Capital Partners, L.P.(4)
10.34	Settlement Agreement and Mutual Releases between Isonics and Mr. Alexander.(4)
10.35	Settlement Agreement and Mutual Releases between Isonics and Mr. Rubizhevsky.(4)
10.37	Document Amendment Agreement between Isonics and Cornell Capital Partners, L.P.(9)
10.38	Securities Purchase Agreement with Cornell Capital Partners, L.P, dated as of April 10, 2007.(9)
10.39	Registration Rights Agreement with Cornell Capital Partners, L.P, dated as of April 10, 2007.(9)
10.40	Pledge and Escrow Agreement, dated as of April 10, 2007.(9)
10.41	Irrevocable Transfer Agent Instructions.(9)
10.42	13% Secured Convertible Debenture no. CCP-2007-1: $2,000,000 principal.(9)
10.43	Warrant no. CCP-2007-1-1 ($5.00 exercise price).(10)
10.48	Executive Employment Agreement between Isonics Corporation and Christopher Toffales(10)
10.49	Executive Employment Agreement between Isonics Corporation and John Sakys(10)
10.50	Executive Employment Agreement between Isonics Corporation and Gregory A. Meaodws(10)
10.51	Securities Purchase Agreement dated as of June 13, 2008.(11)
10.52	Term Note: $1,175,000 principal.(11)
10.53	Warrant No.: ISON-1-1 ($0.03 exercise price)(11)
10.54	Security Agreement between Isonics and YA Global Investments L.P.(11)
10.55	Registration Rights Agreement dated June 13, 2008(11)
10.56	Irrevocable Transfer Agent Instructions.(11)
10.57	Guaranty Agreement dated as of June 13, 2008.(11)
10.58	Escrow Agreement dated as of June 13, 2008.(11)
14.0	Code of Ethics(12)
21.1*	List of subsidiaries
23.10*	Consent of independent registered public accounting firm

Exhibit Number		Title
31.1*		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	*	Certification pursuant to 18 U.S.C. §1350

*
Filed herewith. All other documents have been previously filed.

(1)
Filed with our Current Report on Form 8-K (File No. 001-12531), dated June 13, 2007 and filed on June 25, 2007, and incorporated herein by reference.

(2)
Filed with our Current Report on Form 8-K (File No. 001-12531), dated March 27, 2006, and filed on March 31, 2006, and incorporated herein by reference

(3)
Filed with our Registration Statement on Form S-8 (file no. 333-128592) filed on September 26, 2005.

(4)
Filed with our Current Report on Form 8-K (file no. 000-12531) dated February 13, 2007, filed February 20, 2007, and incorporated herein by reference.

(5)
Incorporated by reference from our annual report on Form 10-KSB for the year ended April 30, 2006.

(6)
Filed with our Current Report on Form 8-K (file no. 000-12531) dated May 31, 2006, filed June 6, 2006, and incorporated herein by reference.

(7)
Filed with our Current Report on Form 8-K (file no. 001-12531) dated June 21, 2006, filed on June 21, 2006, and incorporated herein by reference.

(8)
Filed with our Current Report on Form 8-K (file no. 000-12531) dated November 14, 2006, filed November 17, 2006, and incorporated herein by reference.

(9)
Filed with our Current Report on Form 8-K (file no. 000-12531) dated April 5, 2007, filed April 11, 2007, and incorporated herein by reference.

(10)
Filed with our Current Report on Form 8-K (file no. 000-12531) dated February 6, 2008.

(11)
Filed with our Current Report on Form 8-K (file no. 000-12531) dated June 13, 2008)

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2008	ISONICS CORPORATION, a California Corporation
	By:	/s/ CHRISTOPHER TOFFALES Christopher Toffales Principal Executive Officer
	By:	/s/ GREGORY A. MEADOWS Gregory A. Meadows Principal Financial Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature

August 11, 2008	Christopher Toffales Principal Executive Officer and Chairman of the Board	/s/ CHRISTOPHER TOFFALES
August 11, 2008	John Sakys President, Chief Operating Officer and Director	/s/ JOHN SAKYS
August 11, 2008	Richard H. Hagman Director	/s/ RICHARD H. HAGMAN
August 11, 2008	George O'Leary	/s/ GEORGE O'LEARY

ISONICS CORPORATION AND SUBSIDIARIES
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Isonics Corporation
Golden, Colorado

        We have audited the consolidated balance sheets of Isonics Corporation and subsidiaries (the "Company") as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Isonics Corporation and subsidiaries as of April 30, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of April 30, 2008 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and will continue to require funding from investors for working capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Denver, Colorado
August 6, 2008

Isonics Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Year Ended April 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$927	$1,556
Accounts receivable (net of allowances of $58 and $146, respectively)	2,297	3,678
Inventories	394	1,259
Prepaid expenses and other current assets	194	1,388
Assets of discontinued operations	—	491
Assets held for sale	212	—

Total current assets	4,024	8,372

LONG-TERM ASSETS:
Property and equipment, net	4,682	5,666
Goodwill	3,631	3,631
Intangible assets, net	6	303
Equity in net assets of investee	—	382
Other assets	418	606

Total long-term assets	8,737	10,588

TOTAL ASSETS	$12,761	$18,960

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$825	$973
Accrued liabilities	2,262	2,522
Derivative liabilities	—	1,021
Current portion of accrued interest	2,990	—
Current portion of obligations under capital lease	550	340
Current portion of notes payable	10	134
Current portion of convertible debentures, net of discount	10,515	—
Liabilities of discontinued operations	—	72

Total current liabilities	17,152	5,062

Obligations under capital lease, net of current portion	591	710
Notes payable, net of current portion	22	—
Accrued interest, net of current portion	—	851
Other long-term liabilities	45	37
Convertible debentures, net of discount and current portion	—	8,634

TOTAL LIABILITIES	17,810	15,294
Minority interest in consolidated subsidiary	—	111
Commitments and Contingencies (See Notes 1, 7, 9, 10, 11 and 20)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock; shares authorized—7,650,000; no par value, no shares issued and outstanding	—	—
Common stock—no par value; 175,000,000 shares authorized; shares issued and outstanding: 2008—16,063,026; 2007—12,639,400	64,448	64,319
Additional paid in capital	23,186	20,705
Accumulated deficit	(92,683)	(81,469)

Total stockholders' equity (deficit)	(5,049)	3,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,761	$18,960

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended April 30,
	2008	2007
Revenues:
Products	$4,077	$6,513
Services	18,087	21,218

Total revenues	22,164	27,731

Cost of revenues:
Products	4,527	5,541
Services	15,489	16,269

Total cost of revenues	20,016	21,810

Gross margin	2,148	5,921
Operating expenses:
Selling, general and administrative	7,335	16,519
Impairment loss on intangible assets	145	—
Research and development	1,262	4,950

Total operating expenses	8,742	21,469

Operating loss	(6,594)	(15,548)
Other income (expense):
Amortization of debt issuance costs	(198)	(232)
Interest and other income	115	64
Interest expense	(6,386)	(3,320)
Foreign exchange	25	11
Gain on extinguishment of debt	—	227
Gain on derivative instruments	1,021	5,905
Equity in net loss of investee	(69)	(4)
Gain on sale of equity method investment	208	—

Total other income (expense), net	(5,284)	2,651

Loss from continuing operations before income taxes and minority interest	(11,878)	(12,897)
Income tax expense	—	—
Minority interest in operations of consolidated subsidiary	111	(44)

Loss from continuing operations	(11,767)	(12,941)
Discontinued operations:
Gain (loss) on operations of discontinued operations, net of income taxes	37	(224)
Gain on disposal of discontinued operations, net of income taxes	516	—

Gain (loss) on discontinued operations, net of income taxes	553	(224)

NET LOSS	$(11,214)	$(13,165)

Net loss per share—basic and diluted:
Continuing operations	$(.91)	$(1.09)
Discontinued operations	$.04	$(.02)
Net loss	$(.87)	$(1.11)
Weighted average common shares used in computing per share information	12,914	11,898

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except share amounts)

	Preferred Stock		Common Stock
					Additional Paid in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balances as of April 30, 2006	—	$—	10,517,780	$57,061	$13,910	$(24)	$(68,304)	$2,643
Issuance of detachable common stock warrants in convertible debenture offerings	—	—	—	—	2,887	—	—	2,887
Common stock issued for fee related to convertible debenture issuance	—	—	165,000	601	—	—	—	601
Net incremental common shares issued for fractional shares in reverse stock split	—	—	787	—	—	—	—	—
Fair value of amendment to warrant terms	—	—	—	—	949	—	—	949
Common stock issued in payment of convertible debenture interest	—	—	31,968	136	—	—	—	136
Common stock issued in payment of convertible debenture principal	—	—	1,470,558	5,648	—	—	—	5,648
Fair value of common stock warrants issued for services or lease financing	—	—	—	—	188	—	—	188
Common stock issued under Employee Stock Purchase Program	—	—	3,307	14	—	—	—	14
Net reclassifications between derivative liability and equity	—	—	—	—	366	—	—	366
Amortization of deferred compensation	—	—	—	—	—	24	—	24
Stock-based compensation	—	—	450,000	859	2,405	—	—	3,264
Net loss	—	—	—	—	—	—	(13,165)	(13,165)

Balances as of April 30, 2007	—	—	12,639,400	64,319	20,705	—	(81,469)	3,555
Fair value of common stock issued for services	—	—	168,750	40	—	—	—	40
Fair value of common stock warrants issued for services or lease financing	—	—	—	—	39	—	—	39
Common stock issued in payment of convertible debenture principal	—	—	3,254,876	89	—	—	—	89
Discount on convertible debentures due to beneficial conversion feature	—	—	—	—	1,791	—	—	1,791
Stock-based compensation	—	—	—	—	651	—	—	651
Net loss	—	—	—	—	—	—	(11,214)	(11,214)

Balances as of April 30, 2008	—	$—	16,063,026	$64,448	$23,186	$—	$(92,683)	$(5,049)

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,214)	$(13,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of intangible and other assets	2,417	2,260
Amortization of debt discount and debt issuance costs	3,936	2,404
Interest paid in shares of common stock	25	136
Impairment of investment in cost method investee	—	100
Impairment of intangible assets	145	—
Impairment of property and equipment	3	8
Accounting charge for amendment of warrant terms	—	949
Fair value of common stock and warrants issued for non-employee services and amortization of deferred compensation	188	260
Equity in net loss of investee	69	4
Minority interest in operations of consolidated subsidiary	(111)	44
Stock-based compensation	598	3,330
Gain on derivative instruments	(1,021)	(5,905)
Gain on sale of assets held for sale	—	(112)
Gain on sale of assets	(60)	—
Gain on sale of equity method investment	(208)	—
Gain on disposal of discontinued operations, net of income taxes	(516)	—
Gain on extinguishment of debt	—	(227)
Changes in operating assets and liabilities:
Accounts receivable	1,381	(612)
Inventories	865	(629)
Prepaid expenses and other current assets	936	(435)
Accounts payable	(185)	(1,201)
Accrued liabilities	2,730	945
Assets of discontinued operations	202	1,159
Liabilities of discontinued operations	(31)	19
Other long-term liabilities	(843)	851

Net cash used in operating activities	(694)	(9,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(116)	(1,707)
Proceeds from sale of assets held for sale	—	672
Proceeds from sale of assets	60	—
Proceeds from sale of discontinued operations, net of selling costs	805	—
Proceeds from sale of investment	527
Equity investment in a business	—	(100)

Net cash provided by (used in) investing activities	1,276	(1,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(538)	(134)
Principal payments on borrowings	(673)	(5,889)
Proceeds from the issuance of convertible debentures and related warrants	—	16,930
Proceeds from issuance of common stock	—	15

Net cash provided by (used in) financing activities	(1,211)	10,922

Net decrease in cash and cash equivalents	(629)	(30)
Cash and cash equivalents at beginning of year	1,556	1,586

Cash and cash equivalents at end of year	$927	$1,556

See Notes to Consolidated Financial Statements.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

        We are focused on the provision of homeland security services and 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry. The consolidated financial statements (the "financial statements") include our accounts and those of our wholly-owned subsidiaries, including Protection Plus Security Corporation ("PPSC"), Isonics Homeland Security and Defense Corporation ("HSDC"), Isonics Vancouver, Inc. ("IVI") and Chemotrade GmbH ("Chemotrade") as well as the operations of our 90%-owned subsidiary, SenseIt Corp ("SenseIt"). We sold our life sciences business in June 2007 and terminated Chemotrade in February, 2008. In all periods presented, the operations of the life sciences business have been accounted for as discontinued operations (see Note 19).

        As discussed in more detail in Note 14, on February 13, 2007, we effected a one-for-four reverse stock split of our common shares upon the filing of a Certificate of Amendment to our Articles of Incorporation with the California Secretary of State. All impacted amounts included in the consolidated financial statements and notes thereto have been restated for the stock split.

Going Concern

        As of April 30, 2008, we had a working capital deficit of $(13,128,000) and a stockholders' deficit of $(5,049,000). Furthermore, included in current liabilities are $10,515,000 of convertible debentures (net of related discounts) for which we may not be in compliance with certain covenants. As a result and as described in Note 10, the holder may have the right to call such debentures for the full-face amount of $17,902,000 plus accrued interest. In addition, we incurred significant losses from operations and used significant cash flow to fund operations for the fiscal years presented. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. Although we raised an additional $1,000,000 (net of expenses) through the issuance of $1,175,000 of term debt in June 2008 (see Note 10), we anticipate we will continue to require funding from investors for working capital as well as business expansion during the upcoming fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us. These conditions raise substantial doubt about our ability to continue operations as a going concern.

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

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in the Financial Statements

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, including (but not limited to) those related to impairment of goodwill and intangible assets, impairment of equity investments and assets held for sale, recoverability of inventory and accounts receivable, the recording of various accruals, the useful lives of long-lived assets, income taxes, the valuation of stock-based compensation, the valuation of convertible debentures and related warrants, the valuation of derivative liabilities and potential losses from contingencies. These estimates are based upon management's best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

Cash Equivalents

        Cash equivalents include investments purchased with an original maturity of less than ninety days.

Concentration of Credit Risk

        The majority of our cash is maintained with two major banks headquartered in the United States and our cash equivalents are primarily held with one major financial institution. Cash balances with the banks exceed the amount of insurance provided on such deposits. Cash balances held in foreign bank accounts, $24,000 and $110,000 at April 30, 2008 and 2007, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. We periodically evaluate the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions.

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables, for which our accounting policies are discussed in Accounts Receivable.

Accounts Receivable

        The majority of our accounts receivable are due from customers of our security services segment and our silicon products and services segment. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including length of time trade accounts receivable are past due, our previous loss history, our customer's current ability to pay their obligation to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest accrues beginning on the day after the due date of the receivable. Interest accruals are discontinued on accounts past due 90 days or more, and all interest previously accrued but not collected is reversed against current interest income. Interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

        Inventories are stated at the lower of cost or market. We perform periodic assessments to determine the existence of obsolete, slow moving and non-salable inventories, and record provisions to reduce such inventories to net realizable value when necessary.

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

Goodwill and Other Intangible Assets

        Goodwill recorded on our consolidated balance sheet resulted from our acquisition of PPSC in May 2005. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually during our fiscal third quarter or more frequently if the presence of certain circumstances indicates that impairment may have occurred. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

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

        We have been informed that a significant security services customer will cease using our services effective July 31, 2008. The loss of this customer will cause us to re-evaluate our recorded goodwill in the first quarter of our year ending April 30, 2009, which could result in an impairment of goodwill.

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

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value (see Note 3).

Equity Method Investments

        Investee companies that are not consolidated, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, our share of the earnings or losses of the investee company is recognized and is reflected in the consolidated statements of operations in the caption "Equity in net loss of investee." The carrying value of the investment is reflected in the consolidated balance sheet in the caption "Equity in net assets of investee." We evaluate the recoverability of equity method investments whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. A loss in value, which is deemed other than temporary would result in recognition of an impairment loss (see Note 4).

Debt Issuance Costs

        Debt issuance costs are capitalized, included in other assets and amortized over the term of the related debt instrument using the effective interest method. If the underlying debt instrument related to the debt issuance costs is a convertible debenture, upon conversion of such instrument by its holder the related unamortized debt issuance cost would be recognized as an expense immediately.

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

Asset Retirement Obligation

        We follow SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in the corresponding property and equipment category of the respective underlying asset. The asset retirement liability is being allocated to operating expense by using a systematic and rational method. We recorded a net liability of $45,000 and $37,000 (using a 20% discount rate and a 2.5% inflation rate) in the consolidated balance sheet caption "other long-term liabilities" as of April 30, 2008 and 2007, respectively.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

        We account for income taxes using an asset and liability approach for financial accounting and reporting purposes. A valuation allowance is provided when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Revenue Recognition

        We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the sales price is fixed or determinable; and 4) collectibility is probable. Revenue from product sales is recognized upon shipment if all other revenue recognition criteria have been met. Customers are not granted return rights for reasons other than warranty claims and product returns have not been material in any period. Revenue for silicon services is recognized when all services have been rendered and the reclaimed wafer is shipped back to the customer, if all other revenue recognition criteria have been met. Revenue for security services is recognized upon delivery of the services, if all other revenue recognition criteria have been met.

        In our homeland security products business, we may enter into revenue arrangements to sell products and services for which we are obligated to deliver multiple products and/or services. We apply the guidance in Emerging Issues Task Force Issue No. ("EITF") 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). Under EITF 00-21, multiple-element arrangements are assessed to determine whether they can be separated into more than one unit of accounting. In performing the assessment, we first apply the separation criteria within FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts ("FTB 90-1") to separate the deliverables falling within the scope of FTB 90-1. Multiple-element arrangements are separated into more than one element if all of the following criteria are all met:

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

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting for Stock-Based Compensation

        Commencing May 1, 2006, we adopted SFAS No. 123 (revised 2004) Share-Based Payments ("SFAS 123(R)"). This statement requires that we record all share-based payment expense in our financial statements based on a fair value methodology. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and recognize compensation cost on a straight-line basis over our awards' vesting periods. We previously accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 Accounting for Stock-based Compensation—Transition and Disclosure.

Net Loss Per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Contingently issuable shares are included in the computation of basic net income (loss) per share when the related conditions are satisfied. Diluted net income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of contingently issuable shares, the incremental common shares issuable upon conversion of convertible debt (using the "if converted" method) and shares issuable upon the exercise of stock options and warrants (using the "treasury stock" method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

        As of April 30, 2008, a total of 17,075,750 outstanding stock options, a total of 2,446,250 outstanding common stock warrants and the unissued shares underlying our outstanding convertible debentures were excluded from the net loss per share calculations, as their inclusion would be anti-dilutive. As of April 30, 2007, a total of 401,000 outstanding stock options, a total of 4,554,500

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

outstanding common stock warrants and the unissued shares underlying our outstanding convertible debentures were excluded from the diluted net loss per share calculations, as their inclusion would be anti-dilutive.

Recently Issued Accounting Standards

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 requires the recognition of penalties and interest on any unrecognized tax benefits. Our policy is to reflect penalties and interest as part of income tax expense as they become applicable. We adopted FIN 48 effective May 1, 2007. No unrecognized tax benefits were recorded as of the date of adoption. Due to certain "change in ownership" rules (as defined by the Internal Revenue Service), utilization of our federal net operating losses may be subject to certain annual limitations. We have not completed a formal assessment as to the extent of such potential limitations. We file income tax returns in the U.S. federal and various state jurisdictions. We are no longer subject to U.S. federal and state and local examinations by tax authorities for fiscal years prior to 2004.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year commencing May 1, 2008 for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), including interim periods within that fiscal year. The effective date of SFAS 157 for items not included in the aforementioned category has been deferred. The implementation of FAS 157 is not expected to have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. SFAS 159 is effective for our fiscal year commencing May 1, 2008, including interim periods within that fiscal year. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) is effective for our fiscal year commencing May 1, 2009. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) on our results of operations and financial condition.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued SFAS No. 160 , Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

NOTE 2—FINANCIAL STATEMENT COMPONENTS

        Inventories consist of the following (in thousands):

	April 30,
	2008	2007
Finished goods	$187	$497
Work in process	25	47
Materials and supplies	182	715

	$394	$1,259

        Property and equipment consists of the following (in thousands):

	April 30,
	2008	2007
Office furniture and equipment	$351	$331
Production equipment	8,822	7,613
Vehicles	204	191
Construction in process	66	854
Leasehold improvements	1,215	1,215

	10,658	10,204
Accumulated depreciation and amortization	(5,976)	(4,538)

	$4,682	$5,666

        Depreciation expense for the years ended April 30, 2008 and 2007 was $1,579,000 and $1,770,000, respectively. Such amounts include amortization on equipment under capital lease of $301,000 and $108,000, for the years ended April 30, 2008 and 2007, respectively.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—FINANCIAL STATEMENT COMPONENTS (Continued)

        Supplemental disclosure of non-cash investing and financing activities (in thousands):

	Year Ended April 30,
	2008	2007
Capital lease obligation for property and equipment addition	$628	$1,137
Warrant issued in capital lease transaction	$39	$66
Capitalized non-cash debt issuance costs associated with issuance of convertible debenture and common stock warrants for services	$—	$601
Payment of principal due on convertible debentures in common stock	$98	$5,648
Notes payable issued for vehicles	$33	$—

        For the year ended April 30, 2008, we also issued 3,254,876 shares of common stock upon conversion of convertible debentures.

        Supplemental disclosures of cash flow information (in thousands):

	Year Ended April 30,
	2008	2007
Cash paid during the period for:
Interest	$475	$191
Income taxes	$—	$—

NOTE 3—INTANGIBLE ASSETS

        Information regarding our intangible assets (other than goodwill) is as follows (in thousands):

	April 30,
	2008	2007
Gross carrying amount:
Trace and bulk detection technology	$273	$273
Customer lists—silicon products and services	50	50
Customer base—security services	431	431

	754	754

Accumulated amortization:
Trace and bulk detection technology	(273)	(121)
Customer lists—silicon products and services	(50)	(49)
Customer base—security services	(425)	(281)

	(748)	(451)

	$6	$303

        Amortization expense for the years ended April 30, 2008 and 2007 was $152,000 and $188,000, respectively. The remaining unamortized balance of $6,000 will be amortized during the first quarter of

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INTANGIBLE ASSETS (Continued)

our year ending April 30, 2009. See Note 6 for additional discussion regarding the impairment of our trace and bulk detection technologies.

NOTE 4—DISPOSITION OF INVESTMENT IN IUT

        In January 2008 we sold our 30% interest in Institut fur Umwelttechnologien GmbH ("IUT") for cash consideration of $527,000 (EUR 360,000). As a result of the transaction, we recorded a gain on the disposition of the investment of $208,000 during the year ended April 30, 2008. A significant portion of the investment that was sold (representing $414,000 of the cash proceeds received) was subject to the security interest held by our debenture holder. In February 2008, at the request of our debenture holder we forwarded $200,000 of these proceeds as a payment of outstanding interest. We retained the remaining $214,000 of proceeds to use for working capital purposes.

        Prior to the disposition, we were able to exert significant influence, but not control, over the operations of IUT and, accordingly, we applied the equity method of accounting for the investment.

        In April 2006, we entered into a research and development agreement with IUT whereby we agreed to use the services of IUT for certain development work on a project-by-project basis. During the year ended April 30, 2007 we funded $1,099,000 under this agreement. As of April 30, 2007, we had a balance payable to IUT of approximately $70,000 related to work performed in fiscal year 2007. All funded payments have been included as research and development in the consolidated statements of operations. We have not provided any further funds pursuant to this agreement.

NOTE 5—DEVELOPMENT AND LICENSING AGREEMENT AND INVESTMENT IN SENSEIT

Development and Licensing Agreement

        On December 5, 2005, we approved a development plan that resulted in us becoming obligated under a Development & Licensing Agreement (the "Lucent Agreement") entered into with Lucent Technologies, Inc. ("Lucent") in September 2005. The Lucent Agreement was assigned in October 2006. Under the Lucent Agreement, we endeavored to develop a next-generation infrared imaging and night vision surveillance technology at Lucent's micro electro-mechanical systems and nanotechnology fabrication facility. The Lucent Agreement provided for us to receive an exclusive right, except for certain rights reserved by Lucent, to make, use and sell licensed products arising from technology developed under the Lucent Agreement. In exchange for this license, we were to fund Lucent's development efforts for the project through the periodic payment over a two and one-half year period of a development fee totaling $12,000,000, of which $6,000,000 had been funded as of April 30, 2008. This funding resulted in recognition of research and development expense of $833,000 and $3,000,000 during the years ended April 30, 2008 and 2007, respectively. The development payments were expensed to research and development expense as the respective expenses were incurred.

        We did not make the $1,000,000 payment that was due to Lucent on or before July 16, 2007. As a result of not making this payment, effective October 13, 2007 Lucent terminated the Lucent Agreement. Therefore, our investment in SenseIt (see below) and the related Lucent Agreement has little, (if any) value.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DEVELOPMENT AND LICENSING AGREEMENT AND INVESTMENT IN SENSEIT (Continued)

Investment in SenseIt Corp

        On October 26, 2006, we entered into a Class A Common Stock Purchase Agreement (the "Purchase Agreement") with SenseIt, a Delaware corporation, with the intent of accelerating next generation infrared imaging and night vision surveillance technology development and driving related commercialization activities in connection with the Lucent Agreement. The joint venture was established through our acquisition of an initial 90% ownership interest in SenseIt in exchange for assigning to SenseIt all of our interest under the Lucent Agreement, although we would continue to be jointly and severally liable with SenseIt to Lucent for amounts due to Lucent under the assigned Lucent Agreement. The assignment was approved by Lucent. The remaining 10% ownership is held by our Chief Executive Officer and Chairman of the Board.

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

        Additionally, we had an obligation to make an additional $353,500 payment to SenseIt. We were entitled to receive one share of Class A common stock for each $10 investment. We made $100,000 of this required payment to SenseIt during the year ended April 30, 2008.

        The results of SenseIt have been included in our consolidated results as of the exercise date of the Purchase Agreement. The minority interest held in the net assets of SenseIt is included in the caption "minority interest in consolidated subsidiary" in our consolidated balance sheets. Additionally, for the year ended April 30, 2007, the consolidated statements of operations include a noncash charge in the amount of $667,000 recognized by SenseIt related to the Chief Executive Officer's 10% ownership interest in SenseIt.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—IMS-BASED PRODUCTS SUSPENSION

        In August 2007, we elected to suspend the development, manufacture and sale of our IMS-based products. The suspension was due primarily to a lack of working capital but we have also had difficulty competing in the market space. We continue to seek alternatives towards finding a means of monetizing our investment in this product line, including an outright sale of the technology. It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment. Due to our election to suspend operations regarding our IMS-based products, we reviewed for impairment the trace and bulk detection technology intangible asset associated with the IMS technology. We determined that the carrying amount of the intangible asset was not recoverable and its carrying amount exceeded its fair value, as determined using the expected present value of future cash flows. As such, during the year ended April 30, 2008, we recognized an impairment loss in the amount of $145,000, such impairment loss representing the full carrying value of the intangible asset prior to impairment. The impaired intangible asset relates to the homeland security products reportable segment.

NOTE 7—LICENSE AGREEMENT

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

        In exchange for the assignment of our license, we received a cash payment in the amount of $60,000 and a Non-Recourse Promissory Note (the "Promissory Note") in the principal amount of $440,000. The outstanding principal of the Promissory Note will be paid thirty days after the earlier of: (a) the date on which the counterparty first receives revenues in consideration for the sale or licensing (or sublicensing) of the assigned patents or (b) March 5, 2009. The Promissory Note is without recourse to any assets of the counterparty except for the security interest held in the assigned patents and license. Due to the non-recourse nature of the Promissory Note and the uncertainty surrounding receiving payment under it, the Promissory Note has not been recognized as an asset in our consolidated financial statements. Rather, any potential payments will be being treated as a gain contingency and will be recognized in the financial statements upon realization, if ever.

NOTE 8—ASSETS HELD FOR SALE

        During the first quarter of our year ending April 30, 2006, we committed to a plan to sell specific production equipment in our silicon products and services segment. Based on ongoing analysis of the silicon operations, these assets were deemed to be either unnecessary to support a more focused product portfolio or incompatible with the future direction of the segment's operations. Immediately prior to the decision to sell the assets, the equipment had a cumulative net book value of approximately $1,026,000. In the first and fourth quarters of the year ended April 30, 2006, certain assets were written down to their estimated fair value, less selling costs, yielding a cumulative impairment loss on assets held for sale in the amount of $466,000. During the year ended April 30, 2007, all of the assets held for sale were sold for a net gain of $112,000.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—ASSETS HELD FOR SALE (Continued)

        During the fourth quarter of our year ending April 30, 2008, we committed to a plan to sell one specific piece of production equipment in our silicon products and services segment. Based on ongoing analysis of the silicon operations, this asset was deemed to be unnecessary to support our current operation. This asset, with a net book value of $212,000 as of April 30, 2008 was sold in May of 2008 for $225,000, resulting in a net gain of $13,000.

NOTE 9—CAPITAL LEASES

        We lease certain production equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the consolidated balance sheets as property and equipment and was $1,835,000 and $1,207,000 at April 30, 2008 and April 30, 2007, respectively. Accumulated amortization of the leased equipment at April 30, 2008 and April 30, 2007, was approximately $452,000 and $151,000, respectively. Amortization of assets under capital leases is included in depreciation expense.

        During the year ended April 30, 2008, in association with a capital lease transaction we issued a lessor a common stock warrant (valued at $39,000 using the Black-Scholes pricing model) to purchase 40,000 shares of common stock at $1.50 per share. The common stock warrant vested immediately, expires on May 28, 2010 and is being amortized to interest expense over the term of the lease.

        During the year ended April 30, 2007, in association with a capital lease transaction we issued a lessor a common stock warrant (valued at $66,000 using the Black-Scholes pricing model) to purchase 31,250 shares of common stock at $3.36 per share. The common stock warrant vested immediately, expires on November 28, 2009 and will be amortized to interest expense over the term of the lease using the effective interest method.

        The following represents the future minimum lease payments remaining under capital leases as of April 30, 2008 (in thousands):

Year ending April 30,
2009	$684
2010	588
2011	53

Total minimum lease payments	1,325
Less: amount representing interest	184

Present value of minimum lease payments	1,141
Less: current portion of obligation under capital leases	550

Long term obligation under capital leases	$591

NOTE 10—BORROWINGS

Commercial Debt, Line of Credit and Letter of Credit

        Upon acquisition of PPSC in May 2005, there remained $376,000 on an unsecured bank term loan PPSC held with HSBC Bank USA, which was payable monthly through April 2008 and bore an interest rate of 6.90%. This note was paid off during the year ending April 30, 2008. There was an outstanding balance of $134,000 as of April 30, 2007.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

        In April 2007, we entered into two notes payable in the total amount of $33,000 to fund the acquisition of two automobiles. The notes bear interest at 1.9% and are payable monthly through April 2011. As of April 30, 2008 the outstanding balance is $32,000 of which $10,000 is classified as a current liability.

8% Convertible Debentures

Description and Initial Accounting

        On February 24, 2005, we completed a private placement pursuant to which we issued to accredited investors 8% convertible debentures (the "8% Debentures") in the aggregate principal amount of $22,000,000 and common stock warrants (the "8% Debenture Warrants") granting the right to purchase a total of 385,000 common shares. As of April 30, 2007, the 8% Debentures were paid in full and the related common stock warrants expired unexercised on February 24, 2008.

        We allocated the proceeds received between the 8% Debentures and the related warrants based on the relative fair value of each instrument. The $3,525,000 allocated to the 8% Debenture Warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 8% Debentures. In addition, in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27") we calculated the intrinsic value of the conversion option by using the effective conversion price based on the proceeds allocated to the 8% Debentures. As a result, we determined that the value of the beneficial conversion feature (based upon a $25.00 conversion price) contained in the 8% Debentures to be $1,720,000. This amount was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 8% Debentures. The cumulative discount on the 8% Debentures as originally booked was amortized to interest expense over the term of the 8% Debentures using the effective interest method at an effective interest rate of 19%. During the year ended April 30, 2007, the remaining $285,000 of this discount was amortized to interest expense.

        In connection with completing the financing arrangement, we paid a placement agent (i) a 6.5% fee consisting of $660,000 and a $770,000 convertible debenture and (ii) a common stock warrant granting the right to purchase 13,475 shares of common stock (valued at $142,000 using the Black-Scholes pricing model). The convertible debenture and related debt issuance cost was measured at the fair value of the convertible debenture, $745,000. The total debt issuance costs of $1,547,000 were capitalized and were being amortized to amortization of debt issuance costs over the life of the convertible debenture using the effective interest method. During the year ended April 30, 2007, the remaining $121,000 of the capitalized debt issuance costs was amortized to expense

Payment of Principal and Interest in Shares of Common Stock

        During the year ended April 30, 2006, we determined that it had become probable that we would repay the principal portion of the 8% Debentures in common stock instead of cash. As such, we commenced accreting the aggregate 8% Debentures balance in our consolidated balance sheet to the fixed monetary amount of the obligation when settled in common stock. If paid in common stock, the fixed monetary amount of principal repayment would have been $25,875,000, as compared to $22,770,000 if paid in cash, the difference being due to the aforementioned fixed discount applied to the price of our common stock in the calculation of the number of common shares due for each principal payment, as defined. As a result, for the year ended April 30, 2007, we recorded additional

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

interest expense of $429,000 representing the increased accretion resulting from the probable repayment of the 8% Debentures principal in common stock.

        Having met all requirements to allow us to do so, during the year ended April 30, 2007 we issued 1,470,558 shares of common stock as payment of $5,648,000 of 8% Debenture principal. In addition, during the year ended April 30, 2007 we issued 31,968 shares of common stock as payment of $136,000 of interest expense.

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

        In accounting for the offer and subsequent payment, we allocated between three components the $4.1 million paid to certain holders of the 8% Debentures: the interest due at the time of payment, the amendment to the terms of certain outstanding warrants and the principal reduction of the 8% Debentures. For the year ended April 30, 2007, we recorded an expense in the amount of $357,000 (included in selling, general and administrative expenses) related to the amendment to the terms of certain outstanding warrants originally issued with the 8% Debentures, such charge representing the decrease in the fair value of the amended warrants as compared to the fair value of the warrants immediately prior to amendment. For the year ended April 30, 2007, we recorded a gain in the amount of $227,000 on the extinguishment of debt (included as a line item in other income (expense)), such amount calculated as the difference between the reacquisition price and the net carrying amount of the extinguished debt, which bore a nominal principal amount of $3,880,000. Additionally, we wrote off capitalized debt issuance costs related to the extinguished debt in the amount of $44,000 (included in amortization of debt issuance costs) for the year ended April 30, 2007.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

Warrant contractual adjustment

        As a result of the issuance of the convertible debentures in May 2006 (subsequently discussed within this footnote), which includes a fixed conversion price of $5.00, the warrants associated with the 8% Debentures were amended per the warrant such that the warrant exercise price was reduced from $25.00 per share of common stock to $5.00 per share of common stock. Simultaneously, the number of shares purchasable under the warrants increased from 398,475 to 1,992,375. Due to our offer made on May 18, 2006, to the holders of the 8% Debentures and the acceptance of the offers by certain holders of the then currently outstanding warrants associated with the 8% Debentures, warrants to purchase 1,139,250 shares of common stock had a price ratchet only whereby no change to the number of shares purchasable would occur and warrants to purchase 853,125 shares of common stock continued to retain the original ratchet provisions.

        Upon the issuance of the convertible debentures in May 2006 and the resulting ratchet to the 8% Debenture Warrants, we reevaluated the classification of the aforementioned 853,125 warrants originally issued with the 8% Debentures and which still contained a full ratchet provision. We evaluated the warrants in accordance with the provisions of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19") which provide guidance, among other topics, as to whether equity or derivative liability classification is appropriate for freestanding warrants. Because of the issuance of the variable rate financing, we no longer had control over the ratchet of the fully ratcheting warrants. Therefore, there was a possibility (and per EITF 00-19 we were not allowed to consider in our evaluation the likelihood of such an event occurring) that the number of shares issuable related to the warrant could exceed our authorized but unissued shares if the warrant were to ratchet to a sufficiently low exercise price. If we did not have sufficient authorized but unissued shares to satisfy the number of shares issuable under the warrant if exercised, we may have had to net cash settle a portion or all of the warrant. Accordingly, we reclassified the aforementioned warrants from equity to derivative liabilities in the amount of $1,773,000, which represented the estimated fair value of the warrants at the date of reclassification. Further, we were required to recognize in earnings at each reporting date the gain or loss on our derivative instruments. We recorded a gain on derivative instruments for the years ended April 30, 2008 and 2007 in the amount of $1,021,000 and $752,000, respectively.

2006 Convertible Debentures

Description and Initial Accounting

        On May 31, 2006, we completed a private placement pursuant to which we issued to one accredited investor, YA Global Investments, L.P. ("YA Global"), formerly known as Cornell Capital Partners, L.P. a secured convertible debenture with a principal amount of $10,000,000, which was the first of three secured convertible debentures (cumulatively, the "2006 Debentures"), for which the aggregate principal amount issued was $16,000,000, of which $15,902,000 remains outstanding as of April 30, 2008, but offset by a discount of $5,652,000 for financial statement presentation. On June 5, 2006 (two trading days prior to the filing of a registration statement contemplated in the transaction documents correlated with the 2006 Debentures), we issued the second of the three 2006 Debentures. This 2006 Debenture has a principal amount of $3,000,000. The final 2006 Debenture with a principal amount of $3,000,000 was issued on November 16, 2006, two trading days prior to a registration statement being declared effective by the SEC. As of April 30, 2008, the 2006 Debentures were

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

convertible into shares of our common stock at the lesser of $5.00 (the "Fixed Conversion Price") or 80% of the average of the two lowest daily volume weighted average prices ("VWAP") of our stock during the five trading days immediately preceding the conversion date (the "Market Conversion Price"). As of April 30, 2008, the 2006 Debentures had a maturity date of May 31, 2009 (the "Maturity Date"). In addition to the 2006 Debentures, we issued three warrants (the "2006 Debenture Warrants") to purchase a total of 2,000,000 shares of our common stock at exercise prices of $5.00 per share (500,000 warrants), $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants). Each of the warrants can be exercised for a period of three years.

        The then-effective conversion price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the 2006 Debenture agreement. Additionally, the Fixed Conversion Price will be reduced if we issue shares of stock or other instruments that are exchangeable into or convertible into common stock at an effective price less than the Fixed Conversion Price. The Fixed Conversion Price will be adjusted to mirror the conversion, exchange or purchase price at issue. Our issuance and exercise of options, which are compensatory and pursuant to our stock option plans will not cause an adjustment under this provision.

        Interest originally accrued on the outstanding principal balance at the annual rate of 6%. As disclosed in more detail subsequently within this footnote, the interest rate was amended in April 2007 to 13% initially with a periodically declining rate reducing to 7.75% immediately prior to maturity. Interest is payable on the Maturity Date in cash or shares of our common stock, at our option. As discussed in Note 4, in February 2008 we forwarded $200,000 of the proceeds from the sale of an investment to YA Global as a payment on interest outstanding on the 2006 Debentures. We made no other interest payments on the 2006 Debentures during our year ended April 30, 2008. At April 30, 2008 and 2007, accrued interest payable on the 2006 Debentures was $2,715,000 and $851,000, respectively and is included in the caption "other long-term liabilities" in the accompanying consolidated balance sheets. If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

        The investor and an unaffiliated party provided us services in connection with completing the transaction. To compensate these entities for those services, we issued them 165,000 shares of our common stock (the "Buyers Shares"). We also paid YA Global or its affiliates fees in the cumulative amount of $900,000.

        We were contractually required to seek stockholder approval of this transaction by no later than January 31, 2007, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 16 million shares upon conversion of the 2006 Debentures and to approve an increase in authorized shares of common stock to at least 175 million shares. On October 30, 2006, we held our annual meeting of stockholders whereby the stockholders approved the total number of shares issuable under the transaction documents. Although more stockholders voted in favor of amending our articles of incorporation to increase our authorized common stock, we did not receive the number of votes for the proposal required by California law to complete the amendment as required. Under the terms of both the 2006 Debentures and the related warrants, if we had insufficient authorized capitalization after December 31, 2006, we had an obligation to call and hold a special meeting of our stockholders within 60 days for the sole purpose of increasing our authorized capitalization. As aforementioned, an increase in authorized capitalization from 75 million shares of

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

common stock to 175 million shares of common stock was approved at a special meeting of stockholders on January 2, 2007. As part of a waiver agreement entered into with YA Global in February 2007 (discussed below), YA Global waived the original compliance period.

        The 2006 Debentures, the 2006 Debenture Warrants and the Buyers Shares have certain limitations on our ability to issue shares to the holders of the instruments and impose certain limitations on YA Global's ability to sell shares.

  •
  We are prohibited from issuing shares of our common stock to the holders of the 2006 Debentures (upon conversion or payment of interest) and the 2006 Debenture Warrants (upon exercise) if the issuance would result in YA Global beneficially owning more than 4.99% of our outstanding common stock (although YA Global can waive this provision upon more than 65 days notice to us).

  •
  If converting using the Market Conversion Price, YA Global was limited to converting no more than $400,000 of the principal or accrued interest on the 2006 Debentures into shares of our common stock in any seven calendar day period.

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

        If there is an effective underlying registration statement and if the volume weighted average price of our common stock is equal to or greater than $10.00 for twenty consecutive trading days, we may force YA Global to convert the outstanding principal and any accrued interest, subject to the share issuance limitations discussed above.

        We have the right, after providing ten trading days advance written notice, to redeem in cash a portion or all amounts outstanding under the 2006 Debentures prior to the Maturity Date provided the closing bid price of our common stock is less than $10.00 at the time the redemption notice is provided. If we exercise this redemption right, a redemption premium in the amount of 20% of the principal amount being redeemed will be due. During the ten day notification period, YA Global may elect to convert any portion or all of the outstanding 2006 Debenture amount.

        Through May 31, 2007, we granted YA Global the right to participate in any allowed capital raise up to 50% of the raise. Until such time no portion of the principal and interest due on the 2006 Debentures is outstanding, we have granted YA Global the right to participate in any allowed capital raise up to 25% of the raise.

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

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

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

        As a result of a freestanding registration rights agreement, we had several obligations to register the shares underlying the 2006 Debentures, Buyers Shares and 2006 Debenture Warrants. In February 2007, we entered into a waiver agreement with YA Global as disclosed in more detail subsequently within this footnote. The waiver agreement included waiver of certain deficiencies and amended certain clauses of the original registration rights agreement. A discussion of the registration rights follows:

        Initial registration statement—We were required to file an initial registration statement to register 2,183,947 shares of common stock (related to the Buyers Shares, the 2006 Debenture Warrant exercisable for 500,000 shares at $5.00 per share and 1,518,947 shares to be issued upon conversion of the 2006 Debentures) no later than August 7, 2006 (a registration statement was filed on June 7, 2006) and to have the initial registration statement declared effective by September 28, 2006 (the registration statement was declared effective on November 20, 2006). Because we failed to meet our effectiveness deadline, we could have incurred liquidated damages of one percent of the outstanding balance of the 2006 Debentures for each thirty-day period, prorated by day, subsequent to the date of the deadline missed until such time as the registration statement was declared effective. However, in November 2006 YA Global waived the penalty in respect to obtaining effectiveness of the original registration statement. We gave no concession in return for the waiver.

        Subsequent registration statement—As a result of our stockholders approving the YA Global transaction on October 30, 2006, we were obligated to file an amended registration statement by November 30, 2006, to register the full number of shares required under the 2006 Debenture transaction documents (representing the Buyers Shares, shares underlying the 2006 Debenture Warrants and shares upon the conversion of the 2006 Debentures based on a defined formula but in an amount not to exceed 16 million shares) and obtain effectiveness of the registration statement by January 15, 2007. We were unable to file any additional registration statement until our stockholders approved the increase in authorized shares of common stock on January 2, 2007. Additionally, then current

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

interpretation by the SEC of registration rules regarding financing structures with market-based conversion features precluded us from registering at one time the full number of shares required by the 2006 Debenture transaction documents. Consequently, we had a contractual obligation to pay YA Global liquidated damages equal to 1% of the liquidated value of the 2006 Debentures outstanding ($160,000 assuming no conversions by YA Global) for each 30 day period until such time, if ever, that we became in compliance with our contractual obligation to YA Global. In February 2007, we entered into a waiver agreement with YA Global as disclosed in more detail subsequently within this footnote.

        Continued effectiveness—Once effectiveness of both the initial and the amended registration statement is achieved and until such time that all eligible shares have been sold under the registration statements, if sales are not able to be made under the registration statement (due to failure to keep the registration statement effective or failure to register sufficient shares or otherwise), YA Global will have recourse to the aforementioned 1% per thirty-day liquidated damages penalty.

        We are not obligated to pay liquidated damages for more than a total of 365 calendar days. We may elect to pay any liquidated damages in cash or shares of our common stock if registered. Failure to comply with our registration obligations may, subsequent to any grace periods and opportunities to cure, be deemed an event of default.

        Additionally, other events, as defined in the 2006 Debenture agreement, may also allow the 2006 Debenture holders to declare us in default. Remedies for an event of default, include the option to accelerate payment of the full principal amount of the Debentures, together with interest and other amounts due, to the date of acceleration and YA Global will have the right to request such payment in cash or in shares of our common stock.

        So long as principal amounts are outstanding under the 2006 Debentures, we have agreed to not sell capital stock or grant security interests which meet certain defined characteristics without the prior consent of YA Global. However, certain transactions defined as Excluded Securities are exempted from this prior consent provision. Excluded Securities include (1) securities issued in connection with a strategic partnership or joint venture, (2) securities issued as consideration for a merger or consolidation or the acquisition of a business, product, license or other asset of another person or entity, (3) options (priced not less than at the market) provided to employees within the first thirty days of employment, (4) securities issued pursuant to an approved stock plan, (5) up to 250,000 shares (priced not less than market) which may be issued as long as no registration rights are included and as long as not pursuant to a Form S-8 and (6) any other issuances to holders of other pre-existing securities if such issuances are provided for in the terms of such instrument.

        The 2006 Debentures are secured by individual security agreements with Isonics Corporation, IVI, HSDC and PPSC.

        We allocated the net proceeds received between the first $13,000,000 2006 Debentures and the related warrants based on the relative fair value of each instrument. The $2,718,000 allocated to the warrants was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 2006 Debentures. We evaluated the embedded conversion feature in the 2006 Debentures in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to certain provisions which could result in net cash settlement, the feature should be classified as a derivative instrument and should be recorded as a liability in our consolidated financial statements. Accordingly, we recorded the aforementioned embedded conversion feature as a derivative liability in the amount of $6,342,000 (which represents the estimated fair value of the feature at the date the financing was

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

consummated) and as a corresponding reduction in the carrying value of the 2006 Debentures. We also recorded the embedded conversion feature related to the $3,000,000 debenture issued in November 2006 as a derivative liability in the amount of $949,000 and as a corresponding reduction to the carrying value of that debenture. Further, we are required to recognize in earnings at each reporting date the gain or loss on our derivative instruments. During the year ended April 30, 2007, we recorded a gain on derivative instruments in the amount of $4,411,000, such amounts representing the estimated change in fair value of the embedded conversion feature between the date the financing transactions were consummated and the date the derivative liability was reclassified to equity in April 2007. See the more detailed disclosure of the April 2007 agreement appearing subsequently in this footnote.

        The cumulative discount on the first $13,000,000 of the 2006 Debentures in the amount of $9,786,000 (arising from the allocation of a portion of the proceeds to the related warrants, the classification of the embedded conversion feature as a derivative liability and the cash fee paid to YA Global) and the discount on the final $3,000,000 of the 2006 Debentures in the amount of $1,114,000 (arising from the classification of the embedded conversion feature as a derivative liability and the cash fee paid to YA Global) are being amortized to interest expense over the term of the 2006 Debentures using the effective interest method at an effective interest rate of 49% and 19%, respectively. During the years ended April 30, 2008 and 2007, $3,345,000 and $1,874,000, respectively of discount was amortized to interest expense.

        We capitalized as debt issuance costs the fair value of the 165,000 Buyers shares (an amount of $601,000) and $28,000 of costs directly incurred in consummating the financing and these capitalized costs are being amortized to amortization of debt issuance costs over the life of the 2006 Debenture using the effective interest method. During the years ended April 30, 2008 and 2007, $192,000 and $110,000, respectively of the capitalized debt issuance costs was amortized to expense.

        The 2006 Debenture Warrants with an exercise price of $7.00 per share (750,000 warrants) and $8.00 per share (750,000 warrants) were not exercisable until after our stockholders approved the issuance of these two warrants (as part of the total transaction shares, as defined) in a stockholders' meeting. On October 30, 2006, our stockholders approved the transaction with YA Global and accordingly these two warrants became exercisable. Upon becoming exercisable, we re-evaluated the classification of the warrants in accordance with the provisions of SFAS 133 and EITF 00-19 and concluded that, due to having an insufficient number of authorized shares (including all other commitments which may require the issuance of stock) to potentially settle the warrants, the warrants should be classified as a derivative instrument and should be recorded as a liability in our consolidated financial statements. Accordingly, we reclassified the aforementioned warrants out of equity and as a derivative liability in the amount of $1,611,000 (which represented the estimated fair value of the warrants at the date the warrants became exercisable). At a stockholder meeting on January 2, 2007, the stockholders approved the increase in authorized capital to 175 million shares and we amended our Articles of Incorporation accordingly. At that time, we then had a sufficient number of authorized shares to potentially settle the warrants and the warrants were reclassified back to equity at their fair value on January 2, 2007, which was an amount of $869,000. We recorded a gain on derivative instruments during the year ended April 30, 2007, in the amount of $742,000, such amount representing the estimated change in fair value of the warrants between the date the warrants were classified as derivative liabilities and the date reclassified back to equity on January 2, 2007.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

February 2007 Waiver Agreement

        On February 19, 2007, we entered into a waiver agreement (the "Waiver Agreement") with YA Global that, among other terms, waived certain deficiencies in compliance with (including our aforementioned inability to achieve effectiveness of a registration statement by the required date and our inability to achieve an increase to our authorized shares by the required date) and amended certain clauses of the 2006 Debenture transaction documents. In the Waiver Agreement, YA Global also agreed to provide funds to us in the amount of up to $2,000,000 by April 12, 2007, if we were unable to raise the funds from other sources. In return for the waivers granted, amendments to the transaction documents and commitment to provide additional funding under certain circumstances, we agreed to provide a one-time ratchet to the $7.00 warrant and the $8.00 warrant, each originally exercisable for 750,000 shares. The one-time ratchet occured upon the first conversion by a holder of the 2006 Debentures (February 29, 2008) and the exercise price of the aforementioned warrants was automatically adjusted to the average of the two lowest daily VWAPs of our common stock during the five trading days prior to such conversion, or $.07. Due to the waiver of certain deficiencies, as of April 30, 2007, we believed we were in compliance with all obligations under the 2006 Debenture transaction documents and, accordingly, classified the 2006 Debentures as a noncurrent liability.

        Although the payment of contractually specified cash amounts was waived, the concession to allow a one-time ratchet granted to YA Global in the Waiver Agreement had a charge associated with it and, as such, we incurred a cost to obtain the waiver and other commitments by YA Global. Accordingly, we recorded a selling, general and administrative expense in the amount of $949,000 during the year ended April 30, 2007, related to this damages provision. The charge represented the excess of the fair value of the amended warrant over the fair value of the original warrant immediately prior to amendment.

        Further, the Waiver Agreement provided that we must file a registration statement within 60 calendar days of receipt of written notification by the holder requesting that the registration statement be filed. This registration statement must include the total transaction shares unregistered at that time (or the maximum shares that may be registered as advisable by the SEC if less than the total transaction shares unregistered). After filing, we must use our best efforts to gain effectiveness of the registration statement within 45 days of filing. On February 21, 2007, YA Global provided written notification of their request that we file an additional registration statement within 60 days (by April 22, 2007). Subsequently and without the granting of any concessions by us, YA Global withdrew that request to file a registration statement.

April 2007 Document Amendment Agreement

        On April 5, 2007, we entered into a document amendment agreement ("The Document Amendment Agreement") with YA Global that resulted in four main changes to the 2006 Debentures:

  •
  Interest rate—the interest rate was adjusted from 6% throughout the life of the debenture to a tiered structure as follows: from April 9, 2007 thru April 8, 2008 at an annual rate equal to 13%, from April 9, 2008 thru October 8, 2008 at an annual rate equal to 11% and October 9, 2008 until the outstanding principal balance is paid in full at an annual rate equal to 7.75%.

  •
  Conversion limitation—the ability of YA Global to convert the 2006 Debentures was further limited such that YA Global was not entitled to convert any amount of outstanding principal and/or interest under the 2006 Debentures without our written consent until after February 28,

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

    2008, provided however that this limitation would not apply if either the average VWAPs of the our common stock for five consecutive trading days was $3.00 or greater or an Event of Default had occurred.

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

        We first evaluated this transaction to determine whether or not debt extinguishment accounting should be applied. As a component of our evaluation, we reviewed EITF 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtor's Accounting for a Modification (or Exchange) of Convertible Debt Instruments. These standards focus on the change to the present value of the cash flows under the existing debt structure and the new debt structure and also on the change to the fair value of or a substantive amendment to the embedded conversion feature within the convertible debenture. We concluded that the amended debenture agreement did not meet any of the aforementioned criteria, which would require accounting for the transaction as a debt extinguishment. Next, we consulted EITF 06-07, Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("EITF 06-07"). The abstract provided guidance on the accounting required when an embedded conversion feature no longer meets the bifurcation criteria of SFAS 133. As noted above, the embedded conversion feature associated with the 2006 Debentures was originally classified as a derivative liability. However, due to the approval by our stockholders in January 2007 of an increase in our authorized shares to 175,000,000 and due to the deletion of the net cash settlement provision in the 2006 Debentures, which occurred in the Document Amendment Agreement, the embedded conversion feature no longer met the bifurcation criteria in SFAS 133. As such, in accordance with SFAS 06-07 we reclassified the embedded conversion feature from derivative liabilities to equity in the amount of $2,881,000, the estimated fair value of the embedded conversion feature on April 5, 2007, the day upon which the bifurcation criteria in SFAS 133 was not longer met. Further, ETIF 06-07 notes that the debt discount recognized when the embedded conversion feature was originally bifurcated from the convertible debt should continue to be amortized.

April 2007 Debenture

Description and Initial Accounting

        On April 10, 2007, we completed a private placement pursuant to which we issued to one accredited investor (YA Global) a 13% secured convertible debenture with a principal amount of $2,000,000 (the "April 2007 Debenture"), of which $2,000,000 remains outstanding as of April 30, 2008, but offset by a discount of $1,735,000 for financial statement presentation. The April 2007 Debenture was originally convertible into shares of our common stock at the lesser of $5.00 (the "Fixed Conversion Price") or 80% of the average of the two lowest daily VWAPs of our stock during the five trading days immediately preceding the conversion date (the "Market Conversion Price"). As a result of a one-time ratchet occurring on the first conversion (of any debenture) by YA Global on February 29, 2008 at $0.07, the Fixed Conversion Price is now $0.07. As of April 30, 2008, the April

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

2007 Debenture had a maturity date of May 30, 2009. In addition to the debenture, we issued one warrant (the "April 2007 Debenture Warrant") to purchase a total of 250,000 shares of our common stock at an original exercise price of $5.00 per share. As a result of a one-time price ratchet equivalent to the aforementioned ratchet on the April 2007 Debenture the exercise price of the common stock warrant is now $0.07. The warrant expires April 10, 2010 and contains an additional price ratchet whereby the warrant exercise price would be reduced to the effective price per share (or effective exercise price per share) of a subsequent equity sale, if lower than the then-existing exercise price. If a price ratchet occurred, there would be no change to the number of shares issuable under the warrant.

        Additionally, the then-effective conversion price will be adjusted upon the occurrence of any stock dividends, stock splits, pro rata distributions, or fundamental transactions as described in the April 2007 Debenture agreement. Additionally, the Fixed Conversion Price will be reduced if we issue shares of stock or other instruments that are exchangeable into or convertible into common stock at an effective price less than the Fixed Conversion Price. The Fixed Conversion Price will be adjusted to mirror the conversion, exchange or purchase price at issue. Our issuance and exercise of options, which are compensatory and pursuant to our stock option plans will not cause an adjustment under this provision.

        Interest accrues on the outstanding principal balance at the annual rate of 13%. As of April 30, 2008, interest is payable on May 30, 2009, in cash or shares of our common stock, at our option. At April 30, 2008 and 2007, accrued interest payable on the April 2007 Debenture was $275,000 and $14,000, respectively. If we choose to pay accrued interest in shares of our common stock, the number of shares to be issued will be calculated as the amount of interest due divided by 88% of the volume weighted average price of our common stock for the five trading days preceding the Maturity Date.

        We paid YA Global or its affiliates fees in the cumulative amount of $175,000 at the closing of the April 2007 Debenture transaction.

        We were contractually required to seek stockholder approval of this transaction by no later than November 30, 2007, (exclusive of any shares acquired in this transaction or related transactions), including the ability to issue a maximum of 10 million shares upon conversion of the April 2007 Debentures and 250,000 shares for issuance upon exercise of the April 2007 Debenture Warrant. We have not obtained, nor have we sought stockholder approval and as a result, may be in default (see below for additional discussion).

        The April 2007 Debenture and the April 2007 Debenture Warrant have certain limitations on our ability to issue shares to the holders of the instruments and impose certain limitations on YA Global's ability to sell shares.

  •
  We are prohibited from issuing shares of our common stock to the holders of the April 2007 Debentures (upon conversion or payment of interest) and the April 2007 Debenture Warrants (upon exercise) if the issuance would result in YA Global beneficially owning more than 4.99% of our outstanding common stock (although YA Global can waive this provision upon more than 65 days notice to us).

  •
  YA Global was not entitled to convert any amount of outstanding principal and/or interest under the April 2007 Debenture without our written consent until after February 28, 2008, provided however that this limitation will not apply if either the average VWAPs of the our common stock for five consecutive trading days is $3.00 or greater or an Event of Default has occurred.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

  •
  The maximum number of shares that may be issued upon conversion of the principal amount of the April 2007 Debentures is contractually limited to 10 million shares.

        We have the right, after providing ten trading days advance written notice, to redeem in cash a portion or all amounts outstanding under the April 2007 Debenture prior to the Maturity Date provided the closing bid price of our common stock is less than $10.00 at the time the redemption notice is provided. If we exercise this redemption right, a redemption premium in the amount of 20% of the principal amount being redeemed will be due. During the ten day notification period, YA Global may elect to convert any portion or all of the outstanding 2006 Debenture amount.

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

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock.

        So long as principal amounts are outstanding under the April 2007 Debentures, we have agreed to not sell capital stock or grant security interests which meet certain defined characteristics without the prior consent of YA Global. However, certain transactions defined as Excluded Securities are exempted from this prior consent provision. Excluded Securities include (1) securities issued in connection with a strategic partnership or joint venture, (2) securities issued as consideration for a merger or consolidation or the acquisition of a business, product, license or other asset of another person or entity, (3) options (priced not less than at the market) provided to employees within the first thirty days of employment, (4) securities issued pursuant to an approved stock plan, (5) up to 1,000,000 shares (priced not less than market) which may be issued as long as no registration rights are included and as long as not pursuant to a Form S-8 and (6) any other issuances to holders of other pre-existing securities if such issuances are provided for in the terms of such instrument.

        The April 2007 Debenture is secured by individual security agreements with Isonics Corporation, IVI, HSDC and PPSC as well as a pledge and escrow agreement related to our shares of Class A Common Stock of SenseIt.

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

        The cumulative discount on the $2,000,000 April 2007 Debenture in the amount of $344,000 (arising from the allocation of a portion of the proceeds to the related warrants and the cash fee paid to YA Global) is being amortized to interest expense over the term of the April 2007 Debentures using the effective interest method at an effective interest rate of 9%. During the years ended April 30, 2008 and 2007, $154,000 and $8,000, respectively of the discount was amortized to interest expense. In addition, we reviewed the April 2007 Debenture in accordance with EITF 00-27 for the existence of a beneficial conversion feature and determined that there was no beneficial conversion feature present at inception. However, the one-time price ratchet to the Fixed Conversion Price fell under the guidance of contingent conversion options. As the nature of the one-time price ratchet did not allow us to compute the number of shares, which may be issued upon conversion if the one-time ratchet is triggered, we didn't compute the amount of the beneficial conversion feature. Instead, we concluded that when and if the one-time ratchet was triggered, we would compute the incremental intrinsic value that results from the triggering of the one-time ratchet and recognize any beneficial conversion feature at that time.

        As discussed earlier, the one-time ratchet was triggered on February 29, 2008 resulting in a new fixed conversion price of $.07. As a result of the one-time ratchet, the number of shares, which may be issued upon conversion was now calculable and therefore we determined that the value of the beneficial conversion feature (based upon a $.07 conversion price) contained in the April 2007 Debenture to be $1,791,000. This amount was capped at the carrying value of the April 2007 Debenture and was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the April 2007 Debenture. The discount related to the beneficial conversion feature on the April 2007 Debenture is being amortized to interest expense over the remaining term of the

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

April 2007 Debenture on a straight line basis which resulted in amortization of $239,000 during the year ended April 30, 2008.

        We capitalized $15,000 of legal fees as capitalized issuance costs and are amortizing the balance to amortization of debt issuance costs over the life of the April 2007 Debenture using the effective interest method.

Conversions of 2006 Debentures

        During the year ended April 30, 2008, we issued 3,254,876 shares of common stock as payment of $97,800 of 2006 Debenture principal. Subsequent to year-end, we issued an additional 4,272,672 shares of common stock as payment of $63,800 of 2006 Debenture principal.

Potential Non-Compliance With Non-Financial Covenants

        We currently may be non-compliant with one or more covenants of the April 2007 Debenture or the 2006 Debentures and its holder may be able to, in its discretion declare an Event of Default. Remedies for an Event of Default include the option to accelerate payment of the full principal amount of each debenture, together with interest and other amounts due, to the date of acceleration and the holder will have the right to request such payment in cash or in shares of our common stock. If the holder of either the April 2007 Debenture or the 2006 Debentures were to declare an event of default, it would be able to declare an event of default under the other debenture as well. If the holder of either the April 2007 Debenture or the 2006 Debentures declare default, it is possible that we will not be able to cure the default or contest any efforts that the holder may take to foreclose against its security interest in substantially all of our assets. As a result of the potential non-compliance, the corresponding convertible debentures and accrued interest are reflected as current liabilities for the year ended April 30, 2008 in the accompanying consolidated balance sheets.

June 2008 Term Note and Debenture Amendment

        In June 2008, we raised an additional $1,000,000 (net of expenses) through the issuance of $1,175,000 of term debt to YA Global (the "Term Notes"). The term debt bears interest at 13% per annum, is secured by individual security agreements with Isonics Corporation, IVI, HSDC and PPSC and both interest and principal are due on October 31, 2009. In addition we issued to YA Global 13,000,000 common stock warrants which are exercisable at $.03 per share and expire on June 13, 2015.

        In addition, the 2006 Debentures and the April 2007 Debenture were modified as follows:

  •
  $5,970,000 of the 2006 Debentures were converted to Term Notes with the same terms as described above.

  •
  The remaining 2006 Debentures and the April 2007 Debenture (now collectively referred to as the 13% Debentures) were modified to bear interest at 13% per annum, mature (both principal and interest) on October 31, 2009 and the conversion price is now the lower of $.03 or eighty percent of the lowest VWAP in the ten trading days prior to the conversion date.

        As a result of the modifications, we now have outstanding $7,145,000 of Term Notes and $11,868,400 of 13% Debentures outstanding and due on October 31, 2009.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—BORROWINGS (Continued)

Disclosure

        The following represents the scheduled maturities of long-term debt, excluding capital leases, for amounts on our balance sheet as of April 30, 2008 (in thousands):

Year ending April 30,	Book Value	Face Value
2009	$10	$10
2010	10,526	17,913
2011	11	11
2012	—	—
2013	—	—

Total	$10,547	$17,934

NOTE 11—COMMITMENTS AND CONTINGENCIES

        As of April 30, 2008, we had no commitments outstanding for capital expenditures.

Operating lease commitments

        In April 2007, we renewed a month-to-month lease (at a rate of $3,077 per month) with the Colorado School of Mines Research Institute to continue leasing office and storage space at our current location.

        We rent additional office and production facilities under operating leases expiring through September 2013. Rent expense for operating leases was $480,000 and $545,000 for the years ended April 30, 2008 and 2007, respectively. Future minimum annual operating lease commitments as of April 30, 2008, are as follows (in thousands):

Year ending April 30,
2009	$382
2010	385
2011	414
2012	427
2013	317
Thereafter	88

Total	$2,013

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES

        Deferred tax assets (liabilities) are comprised of the following (in thousands):

	Year Ended April 30,
	2008	2007
Deferred tax assets
Accruals and expenses deductible in future periods	$2,464	$2,323
Net operating loss and credit carryforwards	24,007	21,188

Total deferred tax assets	26,471	23,511
Valuation allowance	(26,471)	(23,511)

	—	—
Deferred tax liabilities
Amortization and depreciation	—	—

	$—	$—

        Income tax expense (benefit) consists of the following (in thousands):

Year Ended April 30,
	2008	2007
Current:
Federal	$—	$—
State	—	—
Foreign	—	—

	—	—

Deferred:
Federal	—	—
State	—	—
Foreign	—	—

	—	—

Total	$—	$—

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of our effective tax rate to the federal statutory tax rate of 34% follows (in thousands):

	Year Ended April 30,
	2008	2007
Expected benefit at federal statutory rate	$(3,813)	$(4,476)
State taxes net of federal benefit	(348)	(408)
Foreign income taxed at different rates	(11)	(4)
Stock-based compensation	78	609
Gain on derivatives	(347)	(2,008)
Debt discount amortization	1,190	2,984
Other items	291	515
Change in valuation allowance	2,960	2,788

	$—	$—

        The federal net operating loss ("NOL") carryforward of approximately $62,000,000 as of April 30, 2008, expires on various dates through 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these "change in ownership" provisions, utilization of NOL carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. We have not performed a Section 382 analysis. However, if performed, Section 382 may be found to limit potential future utilization of our NOL carryforwards. Chemotrade has a net operating loss carryforward of approximately $3,862,000. Under current German tax law, the carryforward is limited to 1 million Euros of net income in a given year without restriction. Any remaining loss can be offset against up to 60% of the net income exceeding the limit.

        We have established a full valuation allowance against the deferred tax assets because, based on the weight of available evidence including our continued operating losses, it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 13—EQUITY INSTRUMENTS ISSUED FOR SERVICES

        In March 2006, we entered into a financial advisory services agreement with Harborview Capital Management LLC, whereby we issued 25,000 shares of restricted common stock (valued at $140,000 based on the market price of our common stock on the date of grant). The common stock was amortized ratably over the expected service period of approximately ten months. During the year ended April 30, 2007, we expensed $112,000 to selling, general and administrative expenses.

        In September 2005, we entered into a financial advisory services agreement with Clayton Dunning Capital Partners, Inc., whereby we issued a common stock warrant (valued at $152,000 using the Black-Scholes pricing model) to purchase 25,000 shares of common stock at $11.24 per share. The common stock warrant vested immediately, expired on September 8, 2007 and was amortized ratably over the expected service period of one year. During the year ended April 30, 2007, $51,000 was expensed to

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EQUITY INSTRUMENTS ISSUED FOR SERVICES (Continued)

selling, general and administrative expenses. In May 2006, we granted Clayton Dunning Capital Partners, Inc. a common stock warrant (valued at $28,000 based on the market price of our common stock on the date of grant) to purchase an additional 12,500 shares of common stock at $4.20 per share. The common stock warrant vested immediately, expired on May 17, 2008 and the entire $28,000 was expensed to selling, general and administrative expenses during the year ended April 30, 2007. In March 2007, we granted Clayton Dunning Capital Partners, Inc. a common stock warrant (valued at $74,000 based on the market price of our common stock on the date of grant) to purchase an additional 100,000 shares of common stock at $1.65 per share. The common stock warrant vested immediately, expires on March 4, 2009 and was amortized ratably over the expected service period of ten months. During the years ended April 30, 2008 and 2007, $59,000 and $15,000, respectively was expensed to selling, general and administrative expenses.

        In May 2007, we entered into a consulting agreement with CEOcast, Inc. to provide investor relations services. The compensation terms of the agreement included the issuance of 18,750 shares of our common stock, which were valued at $29,000. The common stock was amortized ratably over the service period of six months. For the year ended April 30, 2008, we recognized $29,000 of selling, general and administrative expense related to the shares of common stock issued under the agreement.

        In June 2007, we granted options to purchase 200,000 shares of our common stock to Sound Business Solutions, Inc., an entity whose principal provided management services to our silicon products and services segment. This option was granted pursuant to our 2005 Stock Option Plan. The stock options granted to Sound Business Solutions Inc. were subject to the following vesting schedule: 66,667 shares vested immediately upon grant; 66,667 shares vested on September 7, 2007; and 66,666 shares would have vested on January 31, 2008. The stock options granted to Sound Business Solutions Inc. were exercisable through June 18, 2011, at $1.45 per share. Options to purchase 50,000 shares (valued at $53,000 using the Black-Scholes pricing model) are currently exercisable while options to purchase 150,000 shares were subject to our shareholders approving an increase to the cumulative shares issuable under the 2005 Stock Option Plan. A charge in the amount of $53,000 was recognized as selling, general and administrative expense during the year ended April 30, 2008. This charge related to the portion of the fair value of the currently exercisable option to purchase 50,000 shares that is associated with work performed in the reporting period. Under SFAS 123(R), a stock option is not considered granted for accounting purposes until stockholder approval is obtained (unless such approval is deemed a formality, which was not the case for the proposed increase to the 2005 Stock Option Plan). As such, no expense was recognized in the consolidated financial statements related to the option to purchase 150,000 shares of common stock.

        In January 2008 our Board of Directors terminated the amendment related to the increase in available shares under the 2005 Stock Option Plan and as a result the options for the purchase of 150,000 shares issued to Sound Business Solutions, Inc. that were subject to shareholder approval were terminated.

NOTE 14—STOCKHOLDERS' EQUITY

Expiration of Class B and C Warrants

        On December 29, 2006, the publicly traded Class B and Class C common stock warrants expired.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

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

Reverse Stock Split

        On February 13, 2007, we effected a one-for-four reverse stock split of our common shares upon the filing of a Certificate of Amendment to our Articles of Incorporation with the California Secretary of State. The reverse stock split was approved by our stockholders in the special meeting of stockholders held on January 2, 2007. As a result of the reverse stock split, effective February 13, 2007, every four shares of our issued and outstanding common stock was automatically combined into one issued and outstanding share without any change in the par value of such shares. No fractional shares were issued in connection with the reverse stock split. Stockholders who were entitled to a fractional share received a whole share. The reverse split affected all of the holders of our common stock uniformly and did not affect any stockholder's percentage of ownership interest, except to the extent that the reverse split resulted in any holder being granted a whole share for any fractional share that resulted from the reverse split. Any shares of our common stock or shares of common stock underlying options, warrants and convertible debentures were proportionately reduced and the exercise prices of any warrants or options and the conversion prices of any convertible debentures were proportionately increased by the reverse stock split. All impacted amounts included in the consolidated financial statements and notes thereto have been restated for the stock split.

Preferred Stock Authorized

        Originally 10,000,000 shares of preferred stock were authorized for issuance, while as of April 30, 2008, there were 7,650,000 shares remaining, which may be issued, including 2,500,000 shares designated as Series B Preferred Stock. As of April 30, 2008, there are no outstanding shares of any series of our preferred stock. The designation of rights, preferences, privileges and restrictions of the Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock were cancelled during the year ended April 30, 2007, by filing an amendment to our articles of incorporation with the California Secretary of State. The shares were returned to undesignated "blank check" preferred stock.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCKHOLDERS' EQUITY (Continued)

Warrants

        We have historically issued warrants in connection with debt offerings, private placements of both common and convertible preferred stock, services, legal settlements and as consideration for concessions from lenders and vendors. A summary of the activity in our warrants follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, April 30, 2006	1,251,253	$13.28
Warrants issued for services	125,000	2.01
Warrants issued due to ratchet of pre-existing warrants	1,593,900	5.00
Warrants issued in connection with financings or capital lease	2,281,250	6.62
Exercised	—	—
Expired	(696,903)	6.81

Outstanding, April 30, 2007	4,554,500	$5.97
Warrants issued in connection with capital lease	40,000	1.50
Exercised	—	—
Expired	(2,148,250)	5.52

Outstanding, April 30, 2008	2,446,250	$1.24

        1,500,000 warrants issued with the 2006 Debentures (with an average exercise price of $7.50 per share) were ratcheted to $.07 per share in February 2008. See Note 10 for additional discussion.

        Our outstanding warrants as of April 30, 2008, are summarized as follows:

	Number of Shares Outstanding	Weighted Average Exercise Price(1)	Expiration Date
Warrants issued with 2006 Debentures	2,000,000	$1.30	05-30-2009
Warrants issued with April 2007 Debentures	250,000	0.07	04-09-2010
Other Warrants	196,250	2.12	(2)

	2,446,250	$1.24

    (1)
    1,500,000 warrants issued with the 2006 Debentures (with an average exercise price of $7.50 per share) were ratcheted to $.07 per share in February 2008. See Note 10 for additional discussion.

    (2)
    The other warrants expire at various dates between May 2008 and May 2010.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—STOCK-BASED COMPENSATION, STOCK OPTION AND STOCK PURCHASE PLANS

Stock-based Compensation

        On May 1, 2006, we adopted the provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the year ended April 30, 2007, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of May 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted subsequent to May 1, 2006, was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

        Options currently granted to employees generally expire five or ten years from the grant date and vest over a three year period, with 25% of the stock option vesting immediately and 25% vesting on the anniversary date of the grant date for each of the subsequent three years. Options currently granted to external members of our Board of Directors generally expire five to ten years from the grant date and vest immediately.

        The following table sets forth the total stock-based compensation expense resulting from stock options included in our consolidated statements of operations (in thousands):

	Year Ended April 30,
	2008	2007
Cost of revenues	$113	$73
Selling, general and administrative	476	3,249
Research and development	9	8

Stock-based compensation expense before income taxes	598	3,330
Income tax benefit	—	—

Total stock-based compensation expense after income taxes	$598	$3,330

        There were no net cash proceeds from the exercise of stock options during the years ended April 30, 2008 and 2007. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows. We have not realized excess tax benefits in any period presented. There was no stock-based compensation cost capitalized as part of an asset as of April 30, 2008 and 2007.

        Stock-based compensation recognized for the years ended April 30, 2008 and 2007, as a result of the adoption of SFAS 123(R) used the Black-Scholes option pricing model for estimating fair value of options granted under our equity incentive plans. The following table sets out the weighted-average

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—STOCK-BASED COMPENSATION, STOCK OPTION AND STOCK PURCHASE PLANS (Continued)

assumptions used for calculating the fair value of options granted during the years ended April 30, 2008 and 2007, respectively:

	Year ended April 30,
	2008	2007
Expected life (in years)	4.88	5.7
Interest rate	3.0%	5.0%
Volatility	108%	85%
Dividend yield	—	—

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

Management Changes and Related Stock-Based Compensation

        In February 2007, we entered into a Settlement Agreement and Mutual Release with both (a) the former Chief Executive Officer, President and Chairman of the Board of Directors and (b) the former Senior Vice President and Vice Chairman of the Board of Directors whereby the individuals resigned those positions, terminated their employment contract with us, and accepted specified cash-based and stock-based remuneration (consisting of an aggregate 450,000 shares of common stock from the 2005 Stock Option Plan) for continuing employment as non-officer, non-director, consulting employees. Concurrently, the individuals forfeited their existing 217,188 outstanding stock options. The common stock received was valued at $859,000 and resulted in an accounting charge of $726,000, which represented the excess of the fair value of the common stock granted over the fair value of the stock options surrendered. Additionally, the unamortized expense associated with the stock options surrendered was $857,000 and this amount was also recognized as an expense. Both expense amounts were expensed to selling, general and administrative expense in our consolidated statement of operations for the year ended April 30, 2007. Additionally, as of April 30, 2008 and 2007, there was an accrued liability in the amount of $236,000 and $338,000, respectively related to non-stock-based compensation for the aforementioned individuals.

        Subsequent to the resignation of the aforementioned executives, the Board of Directors appointed the Chief Executive Officer of our 90% owned SenseIt subsidiary as the new Chairman of the Board and entered into an employment agreement with the individual. The individual was granted stock options to purchase 2.25 million shares of our common stock (from the 2007 Restructuring Equity Plan, which was subsequently terminated—see subsequent discussion in this footnote), vesting between the date the employment agreement was signed and April 30, 2009. Additionally, changes in position were made with certain individuals of the remaining management team. These individuals forfeited their existing 185,207 outstanding stock options, which resulted in an accounting charge in the amount of $283,000 which is included in the selling, general and administrative expenses in our consolidated statement of operations for the year ended April 30, 2007. Concurrently, these individuals were granted cumulative stock options to purchase 1.0 million shares of our common stock (from the 2007

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—STOCK-BASED COMPENSATION, STOCK OPTION AND STOCK PURCHASE PLANS (Continued)

Restructuring Equity Plan, which was subsequently terminated—see subsequent discussion in this footnote), such shares vesting upon grant.

Stock Option and Purchase Plans

1996 Stock Option Plan

        The 1996 Stock Option Plan authorized the grant of incentive and nonqualified stock options to our key employees, directors or consultants. The options generally expired ten years from the date of grant. In September 1997, the Board of Directors terminated the 1996 Stock Option Plan. As of April 30, 2008, there are no options outstanding and no shares are available for grant under the 1996 Stock Option Plan.

Executive and Incentive Stock Option Plans

        In November 1996 (and modified subsequently), the Board of Directors adopted the Executives' Incentive and Incentive Stock Option Plans authorizing the granting of up to 250,000 and 125,000 incentive and nonqualified stock options, respectively, to our key employees, directors or consultants. Effective November 13, 2001, our stockholders approved an increase in the authorized shares for the Executive and Incentive Stock Option Plans to 500,000 and 250,000, respectively. Incentive stock options were granted at a price not less than fair market value, and nonqualified stock options were granted at a price not less than 85% of the fair market value. Options are exercisable when vested, typically over four to five years and expire five to ten years after the date of grant. In April 2005, the Board of Directors terminated the Executives' Incentive and Incentive Stock Option Plans. As of April 30, 2008, options (granted from the Incentive Stock Option Plan) to purchase a total of 68,250 shares remain outstanding and zero shares are available for grant under the Executive's Incentive and Incentive Stock Option Plans. The outstanding shares expire at various dates through October 2014.

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

        As of April 30, 2008, the maximum number of shares of our common stock available for issuance under this plan was 875,000 shares, of which 407,500 common stock options and 450,000 shares of common stock have been issued (with 17,500 shares remaining available for issuance). The exercise period shall not exceed ten years from the date of grant or three months following the date of termination of employment, whichever occurs earlier. The option price shall not be less than the fair market value of the common stock on the date of grant. As a result of the establishment of the 2008

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—STOCK-BASED COMPENSATION, STOCK OPTION AND STOCK PURCHASE PLANS (Continued)

Isonics Equity Plan (see below), we will no longer grant any additional options under the 2005 Stock Option Plan.

Directors' Stock Option Plan

        The 1998 Directors' Plan provides that each person serving as a member of the Board of Directors, who is not an employee of ours, receive options to purchase 5,000 shares of common stock when such person accepts a position as a director and to receive an additional option to purchase 5,000 shares when such person is re-elected as a director provided such person is not an employee of ours at the time of election. The exercise price for the options was the quoted market price on the date of grant and the options were exercisable for five years from such date. The options granted under the directors' plan vested immediately. In the event a director resigned or was not re-elected to the Board, failure to exercise the options within three months resulted in the options' termination. As of April 30, 2008, there were no options outstanding under the 1998 Directors' plan.

        In July 2007, our Board of Directors approved the 2007 Non-Employee Directors Stock Option Plan (the "2007 Directors Plan"), which replaced the 1998 Directors' Plan. The plan has 1,500,000 authorized shares and the effectiveness of such plan is subject to shareholder approval. As a result of the establishment of the 2008 Isonics Equity Plan (see below) we have no plans to take the 2007 Directors Plan to the shareholders for approval. As a result, we will not grant any options under the 2007 Non-Employee Directors Stock Option Plan.

2007 Restructuring Equity Plan

        In February 2007, the Board of Directors approved the 2007 Restructuring Equity Plan (the "2007 Plan"), which authorized the grant to our key employees, officers, consultants or advisors of incentive and nonqualified stock options to purchase shares of our authorized but unissued common stock. The maximum number of shares of our common stock available for issuance under this plan was 3.5 million shares, of which 3.25 million had been issued under stock option agreements with employees, as disclosed previously in this footnote. The 2007 Plan would not be effective until approved by our stockholders. Under SFAS 123(R), a stock option is not considered granted for accounting purposes until stockholder approval is obtained (unless such approval is deemed a formality, which is not the case for the 2007 Plan). As such, no expense was recognized in the consolidated financial statements for the year ended April 30, 2007. When and if the 2007 Plan was to be approved by the stockholders, we expected a significant stock-based compensation charge to be incurred based on the fair value of the stock options on the date of stockholder approval. In February 2008, our Board of Directors decided that we would not seek shareholder approval of the 2007 Restructuring Equity Plan and terminated the 2007 Plan. As a result, the options previously granted pursuant to such plan expired immediately and became void and of no further force or effect.

2008 Isonics Equity Plan

        In February 2008, our Board of Directors adopted the 2008 Isonics Equity Plan (the "2008 Plan"), which authorized the grant of up to 25,000,000 shares of common stock to our key employees, officers and consultants. The plan does not require shareholder approval and therefore none of the options granted under the 2008 Plan qualify as incentive stock options. The exercise price of the options

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—STOCK-BASED COMPENSATION, STOCK OPTION AND STOCK PURCHASE PLANS (Continued)

granted under the 2008 Plan must be at least 100% of the fair market value of our common stock on the date of grant and the exercise period for options granted under the 2008 Plan cannot exceed ten years from the date of grant. The 2008 Plan provides that an option may be exercised through the payment of cash, in accordance with the 2008 Plan's cashless exercise provision or in shares of our common stock subject to the approval of the compensation committee of the board of directors.

        In April 2008 we issued 15,575,000 stock options to employees and board members. The stock options vested immediately, were exercisable at $.03 per share and have a life of ten years. In addition we issued to a consultant 1,000,000 stock options of which 300,000 shares vested immediately (with the remaining 700,000 vesting over the next two years), are exercisable at $.03 per share and have a life of five years. As a result of these issuances, as of April 30, 2008 we have 16,575,000 stock options outstanding under the 2008 Isonics Equity Plan.

        Stock option activity for the years ended April 30, 2008 and 2007, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2006	733,483	$8.48	6.2	$193,000
Granted	255,750	4.25
Exercised	—	—
Canceled	(588,233)	8.42

Outstanding, April 30, 2007	401,000	$5.90	6.6	$—
Granted	17,233,500.07
Exercised	—	—
Canceled	(558,750)	3.50

Outstanding, April 30, 2008	17,075,750	$.10	9.6	$—

Exercisable, April 30, 2008	16,111,130	$.08	9.8	$—

Expected to vest, April 30, 2008	263,120	$1.49	3.55	$—

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between our closing stock price on the last day of the respective fiscal year and the exercise price, multiplied by the number of respective shares) that would have been received by the option holders had all option holders exercised their options on April 30, 2008 and 2007, respectively. This amount constantly changes based on the fair market value of our common stock. Total intrinsic value of options exercised was $0 for the years ended April 30, 2008 and 2007.

        The weighted average grant date fair value of options granted during years ended April 30, 2008 and 2007 was $.04 and $3.01, respectively. As of April 30, 2008, $204,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of .7 years.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—EMPLOYEE BENEFIT PLAN

        During the year ended April 30, 2008 and through June 15, 2007, we contributed to a multi-employer retirement savings plan qualified under section 401(k) of the Internal Revenue Code. The plan was a defined contribution plan covering substantially all of our non-PPSC employees. Our contributions to the plan aggregated $6,000 and $88,000 for the years ended April 30, 2008 and 2007, respectively.

        Effective June 16, 2007 we established our own retirement savings plan which is qualified under section 401(k) on the Internal Revenue Code. The plan is a defined contribution plan covering all of our eligible employees. We contributed $90,000 to the plan during the year ended April 30, 2008.

NOTE 17—BUSINESS SEGMENT, GEOGRAPHIC, CUSTOMER AND PRODUCT INFORMATION

Segment information

        We currently have three reportable segments: homeland security products, security services and silicon products and services. Our homeland security products segment includes both the limited operations regarding our IMS technology and the remaining operations of our 90%-owned subsidiary SenseIt. Our security services segment provides security and investigative services and is substantially comprised of the operations of PPSC. Our silicon products and services segment provides 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry. Our segments are strategic business units, each of which consists of similar products or services. They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers. Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and the assets of our former life sciences business, which were categorized as discontinued operations prior to their sale in June 2007.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BUSINESS SEGMENT, GEOGRAPHIC, CUSTOMER AND PRODUCT INFORMATION (Continued)

        Information by segment is set forth below (in thousands):

	As of and for the Year Ended April 30,
	2008	2007
Segment revenues from external sources:
Homeland security products	$195	$28
Security services	13,973	14,682
Silicon products and services	7,996	13,021

Total	$22,164	$27,731

Segment operating (loss) income
Homeland security products	$(2,135)	$(6,664)
Security services	277	(425)
Silicon products and services	(2,026)	326
Reconciling amounts(1)	(2,710)	(8,785)

Total	$(6,594)	$(15,548)

Total assets:
Homeland security products	$4	$1,943
Security services	6,127	6,127
Silicon products and services	5,964	9,068
Reconciling amounts(2)	666	1,822

Total	$12,761	$18,960

    (1)
    Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, warrant amendment expense, insurance and directors' compensation.

    (2)
    Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items as well as the assets of our former life sciences business which was categorized as discontinued operations at April 30, 2007.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BUSINESS SEGMENT, GEOGRAPHIC, CUSTOMER AND PRODUCT INFORMATION (Continued)

Geographic information

        We currently have no significant operations outside the United States. A summary of our net assets by geographic area is presented below (in thousands):

	As of April 30,
	2008	2007
Net assets:
United States	$(5,073)	$3,445
Germany	24	110

Total	$(5,049)	$3,555

        Due to the reclassification of our life sciences business as discontinued operations, both reported revenues attributed to foreign countries and long-lived assets located in foreign countries are not material. See Note 19 for additional discussion.

Customer Information

        As of April 30, 2008, three customers accounted for approximately 23%, 17% and 16% of total net accounts receivable. Three customers accounted for 28%, 13% and 10% of total net accounts receivable, respectively at April 30, 2007. For the year ended April 30, 2008, two security services customers accounted for 20% and 13% of revenues, respectively, and one silicon products and services customer accounted for 12% of revenues as compared to the year ended April 30, 2007, in which two security services customers accounted for 14% and 11% of revenues, respectively, and one silicon products and services customer accounted for 21% of revenues. Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins. Present or future customers could terminate their purchasing patterns with us or significantly change, reduce or delay the amount of products or services ordered from us.

        For the year ended April 30, 2008, the silicon products and services customer mentioned above accounted for 34% of silicon products and services revenue as compared to 44% for the year ended April 30, 2007. Due to the relationship of revenues to the absorption of fixed facility costs, the elimination or even a significant reduction in sales to this customer would have a material adverse effect on our silicon products and services operations.

Product Information

        Our product classes comprise revenues from: (1) homeland security products, which consist of IMS-based products and (2) silicon products, which consist of test wafers and custom wafer products to the silicon industry. Our services classes comprise revenue from: (1) homeland security services which consist predominately of security guard services and (2) silicon services which consist of silicon wafer

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—BUSINESS SEGMENT, GEOGRAPHIC, CUSTOMER AND PRODUCT INFORMATION (Continued)

reclaim, wafer thinning and custom wafer services for the silicon industry. A summary of revenues for these similar classes or products and services is presented below (in thousands):

	For the Year Ended April 30,
	2008	2007
Homeland security products	$195	$28
Silicon products	3,882	6,485

Total products revenues	$4,077	$6,513

Homeland security services	$13,973	$14,682
Silicon services	4,114	6,536

Total services revenues	$18,087	$21,218

NOTE 18—RELATED PARTY TRANSACTIONS

        PPSC leased premises partially owned by a former owner who was then a current employee of PPSC. The lease term was originally for the four-year period ending May 15, 2009, however the lease terminated effective August 31, 2006. We paid $16,000 under this lease during the year ended April 30, 2007.

NOTE 19—DISCONTINUED OPERATIONS

        During the three months ended January 31, 2007, we elected to discontinue the operation of our life sciences business and to put the assets and business up for sale. We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment. Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) were combined into a single line item and prior periods were reclassified for this presentation. On June 19, 2007, we completed the sale of this business for total cash proceeds of $850,000, out of which we paid a selling fee of $45,000 and repaid a loan underlying production equipment in the amount of $40,000. As a result of this transaction, we recognized a gain on disposal of discontinued operations, net of income taxes of $516,000 during the year ended April 30, 2008.

        The business' revenue, which is reported as discontinued operations in the accompanying consolidated statements of operations, for the years ended April 30, 2008 and 2007, was $101,000 and $1,803,000, respectively. The business' gain on operations of discontinued operations, net of income taxes, for the year ended April 30, 2008 was $37,000, while the loss on operations of discontinued operations, net of income taxes, for the year ended April 30, 2007, was $(224,000).

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—DISCONTINUED OPERATIONS (Continued)

        Following is a summary of the net assets sold on the closing date of June 19, 2007, and included in the consolidated balance sheet as discontinued operations on April 30, 2007 (in thousands):

	June 19, 2007	April 30, 2007
Cash	$—	$110
Accounts receivable	—	25
Inventory	8	66
Property and equipment, net	223	228
Other assets	58	62

Total assets	$289	$491

	June 19, 2007	April 30, 2007
Accounts payable and accrued liabilities	$—	$33
Note payable	—	39

Total liabilities	$—	$72

NOTE 20—OFFICER EMPLOYMENT AGREEMENTS

        In February 2008, we entered into employment agreements with Christopher Toffales (our Chief Executive Officer), John Sakys (our President and Chief Operating Officer) and Gregory A. Meadows (our Chief Financial Officer). Each of the employment agreements has an initial term of one year and thereafter will be renewed automatically for successive one year terms unless either party provides sixty days notice prior to the expiration of the current term that the employment agreement is being terminated. The employment agreements provide that Mr. Toffales is receiving an annual base salary of $250,000, Mr. Sakys is receiving an annual base salary of $240,000 and Mr. Meadows is receiving an annual base salary of $180,000. Under the employment agreements, each of Mr. Toffales, Mr. Sakys and Mr. Meadows are eligible for a discretionary cash bonus and are entitled to participate in all our equity-based compensation plans. Discretionary cash bonuses and equity-based compensation will be based on the achievement of performance goals, and if none are formally established, paid or granted in the discretion of the Compensation Committee of the Board of Directors. Additionally we have agreed to pay each executive a one-time discretionary bonus. As a result, during the year ended April 30, 2008, we recorded a selling, general and administrative expense of $180,000, which is reflected as accrued liabilities in the accompanying consolidated balance sheet as of April 30, 2008. The one-time discretionary bonuses are, in part, in recognition of the operational improvements accomplished since February 2007. These bonuses were paid in the first quarter of our year ending April 30, 2009.

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

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—OFFICER EMPLOYMENT AGREEMENTS (Continued)

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

        Upon a change of control (as defined in the employment agreements), each executive may terminate his employment agreement and will be entitled to receive a severance payment equal to twelve months of his current annual salary, and payable in a lump sum within three months of the Executive's termination.

        The employment agreements contain non-competition and non-solicitation provisions. However, each executive may engage in certain business activities so long as such activities do not interfere with the executive's duties and responsibilities at Isonics, and such activities are not with persons or entities that directly compete with us.

NOTE 21—STOCK EXCHANGE LISTING

        On December 6, 2007, we received notification from the Nasdaq Stock Market ("Nasdaq") that it had determined to delist our securities from Nasdaq. Trading of our shares on the Nasdaq Capital Market was suspended effective with the open of business on December 10, 2007. In January 2008 our common stock began being quoted on the OTC Bulletin Board. Our common stock currently trades under the symbol ISON.OB.

NOTE 22—QUARTERLY DATA (UNAUDITED)

        The following tables contain selected unaudited consolidated statement of operations data for each quarter in the fiscal years ended April 30, 2008 and 2007 (in thousands, except per share amounts). Amounts presented below for all periods prior to the three months ended January 31, 2007, will diverge from amounts reported in the respective Form 10-Q or Form 10-QSB for each respective period due to (1) the classification of the former life sciences business as held for sale during the three months ended January 31, 2007 and (2) the one-for-four reverse stock split effected on February 13, 2007. See Notes 14 and 19, respectively, for additional information.

Isonics Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—QUARTERLY DATA (UNAUDITED) (Continued)

Year ended April 30, 2008

	Three months ended
	July 31, 2007	October 31, 2007	January 31, 2008	April 30, 2008
Revenues	$5,869	$6,055	$5,142	$5,098
Gross margin	$871	$483	$479	$315
Loss from continuing operations	$(3,538)	$(2,761)	$(2,289)	$(3,179)
Income (loss) from discontinued operations, net of income tax	$553	$—	$—	$—
Net loss	$(2,985)	$(2,761)	$(2,289)	$(3,179)
Net loss per share—basic and diluted(1):
Continuing operations	$(.28)	$(.22)	$(.18)	$(.23)
Discontinued operations	$.04	$—	$—	$—
Net loss	$(.24)	(.22)	$(.18)	$(.23)
Weighted average common shares outstanding	12,654	12,658	12,658	13,685

Year ended April 30, 2007

	Three months ended
	July 31, 2006	October 31, 2006	January 31, 2007	April 30, 2007
Revenues	$6,786	$7,255	$6,535	$7,155
Gross margin	$1,219	$1,797	$1,396	$1,509
Loss from continuing operations	$(2,408)	$(3,553)	$(2,290)	$(4,690)
Income (loss) from discontinued operations, net of income tax	$36	$(48)	$(87)	$(125)
Net loss	$(2,372)	$(3,601)	$(2,377)	$(4,815)
Net loss per share—basic and diluted(1):
Continuing operations	$(0.21)	$(0.30)	$(0.19)	$(0.37)
Discontinued operations	$0.00	$(0.00)	$(0.01)	$(0.01)
Net loss	$(0.21)	$(0.31)	$(0.20)	$(0.38)
Weighted average common shares outstanding	11,367	11,669	11,962	12,592

(1)
Net loss per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share information may not equal the annual per share information.

NOTE 23—SUBSEQUENT EVENTS

        Certain events occurring subsequent to April 30, 2008, are discussed within other notes to the consolidated financial statements.