Form 10-Q
period 2008-07-31
ISONICS CORP
filed 2008-09-18
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:  001-12531

ISONICS CORPORATION

(Exact name of registrant as specified in its charter)

California	77-0338561
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

535 8th Avenue, 3rd Floor

New York, NY 10018-2491

(Address of principal executive offices with zip code)

(303) 279-7900

(Registrant’s telephone number, including area code)

5906 McIntyre Street

Golden, CO 80403

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 12, 2008
Common Stock – no par value	22,244,789 shares

Isonics Corporation and Subsidiaries

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	July 31, 2008	April 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$954	$927
Accounts receivable (net of allowances of $111 and $58, respectively)	2,818	2,297
Inventories	233	394
Prepaid expenses and other current assets	564	194
Assets held for sale	—	212
Total current assets	4,569	4,024

LONG-TERM ASSETS:
Property and equipment, net	4,306	4,682
Goodwill	1,285	3,631
Intangible assets, net	—	6
Other assets	355	418
Total long-term assets	5,946	8,737

TOTAL ASSETS	$10,515	$12,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	(Unaudited)
	July 31, 2008	April 30, 2008
CURRENT LIABILITIES:
Accounts payable	$1,066	$825
Accrued liabilities	2,221	2,262
Accrued interest	3,557	2,990
Current portion of obligations under capital lease	566	550
Current portion of notes payable, net of discount	6,933	10
Current portion of convertible debentures, net of discount	8,403	10,515
Total current liabilities	22,746	17,152

Obligations under capital lease, net of current portion	432	591
Notes payable, net of current portion	19	22
Other long-term liabilities	47	45

TOTAL LIABILITIES	23,244	17,810

Commitments and Contingencies (See Notes 1, 6 and 8)

STOCKHOLDERS’ DEFICIT:
Common stock - no par value; 175,000,000 shares authorized; shares issued and outstanding: July 31, 2008 – 20,335,698; April 30, 2008 – 16,063,026	64,504	64,448
Additional paid in capital	23,563	23,186
Accumulated deficit	(100,796)	(92,683)
Total stockholders’ deficit	(12,729)	(5,049)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,515	$12,761

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	July 31,
	2008	2007

Revenues:
Products	$582	$871
Services	4,205	4,998
Total revenues	4,787	5,869

Cost of revenues:
Products	607	875
Services	3,791	4,123
Total cost of revenues	4,398	4,998

Gross margin	389	871

Operating expenses:
Selling, general and administrative	1,377	2,090
Impairment of goodwill	2,346	—
Research and development	35	1,017
Total operating expenses	3,758	3,107

Operating loss	(3,369)	(2,236)

Other income (expense):
Amortization of debt issuance costs	(63)	(41)
Interest and other income	1	97
Interest expense	(3,301)	(1,429)
Loss on extinguishment of debt	(1,381)	—
Gain on derivative instruments	—	13
Equity in net loss of investee	—	(42)
Total other income (expense), net	(4,744)	(1,402)
Loss from continuing operations before income taxes and minority interest	(8,113)	(3,638)
Income tax expense	—	—
Minority interest in operations of consolidated subsidiary	—	100
Loss from continuing operations	(8,113)	(3,538)
Discontinued operations:
Gain on operations of discontinued operations, net of income taxes	—	37
Gain on disposal of discontinued operations, net of income taxes	—	516
Gain on discontinued operations, net of income taxes	—	553
NET LOSS	$(8,113)	$(2,985)

Net income (loss) per share – basic and diluted:
Continuing operations	$(.44)	$(0.28)
Discontinued operations	$—	$0.04
Attributable to common stockholders	$(.44)	$(0.24)
Weighted average common shares used in computing per share information	18,376	12,654

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended July 31,
	2008	2007

Net cash used in operating activities	$(975)	$(453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(96)
Proceeds from the sale of assets held for sale, net of selling costs	221	—
Proceeds from sale of discontinued operations, net of selling costs	—	805
Cash provided by investing activities	217	709

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(143)	(106)
Principal payments on borrowings	(72)	(224)
Proceeds from the issuance of term debt and related common stock warrants, net of offering costs	1,000	—
Cash provided by (used in) financing activities	785	(330)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27	(74)
Cash and cash equivalents at beginning of period	927	1,556
Cash and cash equivalents at end of period	$954	$1,482

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$49	$71
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$—	$628
Payment in common stock of principal due on convertible debentures	$64	$—

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of April 30, 2008, has been derived from audited financial statements.  The accompanying unaudited interim condensed consolidated financial statements of Isonics Corporation and Subsidiaries have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended April 30, 2008.

Going Concern

As of July 31, 2008, we had a working capital deficit of $(18,177,000) and a stockholders’ deficit of  $(12,729,000).  Furthermore, included in current liabilities are $15,178,000 of convertible debentures and term notes (both net of related discounts) for which we may not be in compliance with certain covenants.  As a result and as described in Note 6, the holder may have the right to call such debentures and term notes for the full-face amount of $19,013,400 plus accrued interest.  In addition, we incurred significant losses from operations and used significant cash flow to fund operations for the periods presented.  Historically, we have relied upon outside investor funds to maintain our operations and develop our business. Although we raised an additional $1,000,000 (net of expenses) through the issuance of $1,175,000 of term notes in June 2008 (see Note 6), we anticipate we will continue to require funding from investors to finance our negative cash flow as well as business expansion during this fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us.  These conditions raise substantial doubt about our ability to continue operations as a going concern.

Our ability to continue as a going concern is dependent upon raising capital through debt or equity financing and by increasing revenue and ultimately achieving positive cash flow and profitable operations. We have substantial limitations on our ability to raise additional financing, and we can offer no assurance that we will be successful in our efforts to raise additional funds or achieve positive cash flow or profitable operations.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

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

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2008, (a) a total of 32,522,000 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $11,868,000 at July 31, 2008) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of July 31, 2007, (a) a total of 5,119,000 outstanding stock options (excluding 3,550,000 stock options not deemed granted under US GAAP because the underlying plan or increase to the underlying plan had not been approved by our shareholders) and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $18,0000,000 at July 31, 2007) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the three months ended July 31, 2008, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2008	16,063,026
Shares issued upon conversion of convertible debentures	4,272,672
Balance as of July 31, 2008	20,335,698

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $56,000 for the three months ended July 31, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities.  The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings.  The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  SFAS 157 for financial assets and liabilities was effective for us on May 1, 2008.  On May 1, 2009 SFAS 157 will also apply to non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations.  FASB Staff Position SFAS 157-2 Effective Date FASB Statement No. 157 (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We do not expect the application of FSP FAS 157-2 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases.   SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently.  SFAS 159 was effective for us on May 1, 2008, including interim periods within this fiscal year.  The implementation of FAS 159 did not have a material impact on our financial position or results of operations.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 160 , Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51( “SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   SFAS 160 is effective for our fiscal year commencing May 1, 2009, including interim periods within that fiscal year. Earlier adoption is prohibited.  We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	July 31, 2008	April 30, 2008
Finished goods	$85	$187
Work in process	9	25
Materials and supplies	139	182
Total inventories	$233	$394

Property and equipment

Property and equipment consist of the following (in thousands):

	July 31, 2008	April 30, 2008
Office furniture and equipment	$353	$351
Production equipment	8,868	8,822
Vehicles	204	204
Construction in process	22	66
Leasehold improvements	1,215	1,215
	10,662	10,658
Accumulated depreciation and amortization	(6,356)	(5,976)
Total property and equipment, net	$4,306	$4,682

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 –SEGMENT INFORMATION

We currently have two reportable segments: security services and silicon products and services.  Our security services segment provides security and investigative services and is substantially comprised of the operations of Protection Plus Security Corporation (“PPSC”).  Our silicon products and services segment provides 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry.  Our segments are strategic business units, each of which consists of similar products or services.  They are managed separately because each segment requires different technology and marketing strategy and because each segment sells to different customers from different locations.  Reconciling items consist primarily of corporate assets or expenses that have not been allocated to a specific reportable segment and the assets and results of operations of our former homeland security products segment.  Our former homeland security products segment included both the operations of our Ion Mobility Spectroscopy (“IMS”) technology and, through our 90%-owned subsidiary SenseIt Corp, the development of next-generation infrared imaging and night vision technology through our Development and Licensing Agreement with Lucent Technologies, Inc. (“Lucent”).  We no longer consider homeland security products to be a reportable segment due to the suspension of these segment operations during our year ended April 30, 2008.  Prior period amounts have been reclassified to conform to the current period presentation.

Information by segment is set forth below (in thousands):

	Three Months Ended
	July 31,
	2008	2007
Segment revenues:
Security services	$3,273	$3,756
Silicon products and services	1,514	2,113
Total	$4,787	$5,869

	Three Months Ended
	July 31,
	2008	2007
Segment operating (loss) income:
Security services	$(2,239)	$70
Silicon products and services	(556)	(361)
Reconciling amounts (1)	(574)	(1,945)
Total	$(3,369)	$(2,236)

	July 31,	April 30,
	2008	2008
Total assets:
Security services	$4,068	$6,127
Silicon products and services	5,461	5,964
Reconciling amounts (2)	986	670
Total	$10,515	$12,761

(1)           Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance, directors’ compensation and the results of our former homeland security products segment.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)           Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items, as well as the assets of our former homeland security products segment.

NOTE 5 –IMPAIRMENT OF GOODWILL

Goodwill related to our security services segment resulted from the acquisition of PPSC in May 2005.  Due to the loss of a significant customer during the three months ended July 31, 2008, we determined that there had been a significant adverse change to that business.  We determined that the $3,631,000 of goodwill associated with our security services segment had been impaired and as a result,  $2,346,000 of the goodwill was written off to reflect impairment of goodwill during the three months ended July 31, 2008.  The fair value of the reporting unit was estimated using the expected present value of future cash flows.

NOTE 6 – BORROWINGS

June 2008 Term Note

On June 13, 2008, we completed a private placement pursuant to which we issued to one accredited investor, YA Global Investments, L.P. (“YA Global”), a 13% term promissory note in the principal amount of $1,175,000 (the “June 2008 Term Note”), of which the entire amount remains outstanding as of July 31, 2008, but offset by a discount of $370,000 for financial statement presentation.  In addition we issued to YA Global 13,000,0000 common stock warrants which are exercisable at $.03 per share and expire on June 13, 2015.

The June 2008 Term Note bears an interest rate of 13% per annum, is secured by individual security agreements with Isonics Corporation, Isonics Vancouver, Inc. (“IVI”), Isonics Homeland Security and Defense Corporation (“HSDC”) and PPSC and both interest and principal are due in cash on October 31, 2009.  At July 31, 2008, accrued interest payable on the June 2008 Term Note was $20,000 and is included in the caption “accrued interest” in the accompanying condensed consolidated balance sheets.

In accordance with the transaction, we paid Yorkville Advisors, LLC, an affiliate of YA Global, a structuring and monitoring fee in the total amount of $175,000.

Under the terms of June 2008 Term Note, we agreed not to issue or sell any common stock or preferred stock, or any derivative security exercisable or convertible into shares of common stock, at a price that is less than the current bid price of our common stock without the prior consent of YA Global.  However this covenant does not apply to certain excluded securities, as defined.  In addition, we agreed to several covenants including that we will not permit our revenues to fall more than 10% below the projections provided to YA Global for our three months ended July 31, 2008 or for any monthly period thereafter.  As discussed below, we failed to meet this covenant for the three months ended July 31, 2008 and as a result YA Global could declare an event of default.  Remedies for an event of default, include the option to accelerate payment of the full principal amount of the June 2008 Term Note, together with interest to the date of acceleration.

While the June 2008 Term Note is outstanding, YA Global has a first right of refusal to participate in any future financings to raise equity.  We also agreed to not grant any security interests in any or all of our assets or file a Form S-8 registration statements without the consent of YA Global as long as the June 2008 Term Note is outstanding.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have the right to prepay the principal amount of the June 2008 Term Note at any time upon not less than ten trading days notice.  If we prepay the June 2008 Term Note, we are obligated to pay 120% of the outstanding principal amount.

The warrant issued to YA Global is exercisable for cash only unless there in no effective underlying registration statement or an event of default exists under the transaction documents, at which point the holder can elect a cashless exercise.  Under certain circumstances, the warrant’s exercise price may be adjusted to correspond to common stockholders’ rights to any stock dividend, stock split, stock combination or reclassification of shares.  Additionally if we issue common stock or options or other derivative securities that are exercisable or convertible at a price less than the then current warrant exercise price, both the warrant’s exercise price and the number of shares the warrant may be exercisable into will be proportionately adjusted.  This adjustment does not apply to certain excluded securities, as defined in the warrant agreement.

We have an obligation to register the common stock underlying the warrant upon receiving a request from YA Global.  We are required to file the related registration statement within 30 days of receiving the request and having it be declared effective within 120 days of the filing date.  Our obligation to file and obtain effectiveness of a registration statement is contingent on us being eligible to file a registration statement under the rules and regulations of the Securities and Exchange Commission.

We allocated the net proceeds received between the June 2008 Term Note and the related warrant based on the relative fair value of each instrument.  The $227,000 allocated to the warrant was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the June 2008 Term Note.  The cumulative discount in the amount of $402,000 (arising from the allocation of a portion of the proceeds to the related warrants and the cash fees paid to YA Global) is being amortized to interest expense over the term of the June 2008 Term Note using the effective interest method at an effective interest rate of 44%.  During the three months ended July 31, 2008, $32,000 of discount was amortized to interest expense.

2006 Convertible Debentures

In May, June and November 2006, we issued to YA Global convertible debentures with a cumulative face amount of $16,000,000 (the “2006 Debentures”) along with detachable common stock warrants.  During the three months ended July 31, 2008, we issued 4,272,672 shares of common stock as repayment of $63,800 of principal amount of the 2006 Debentures.  In connection with the issuance of the June 2008 Term Notes, $5,970,000 of the 2006 Debentures were converted to term notes (the “Converted Term Notes”) with the same terms and maturity date as the June 2008 Term Notes.  As a result, as of July 31, 2008 we had outstanding 2006 Debentures with a face amount of $9,868,400 and Converted Term Notes with a face value of $5,970,000.  The 2006 Debentures and the Converted Term Notes are recorded in our condensed consolidated balance sheets at carrying amounts (net of discount) of $6,551,000 and $5,970,000, respectively.  Subsequent to July 31, 2008 we issued an additional 1,909,091 shares of common stock as repayment of $2,100 of 2006 Debentures principal.

In connection with the conversion of the 2006 Debentures to Converted Term Notes, the remaining 2006 Debentures were amended so that the maturity date was extended from May 31, 2009 to October 31, 2009.  Furthermore, the conversion price was modified to be the lower of $0.03 or eighty percent of the lowest volume weighted average price (as defined) in the ten trading days prior to the conversion date along with the interest rate being increased to 13%.

As a result of the modification of the fixed conversion price on the remaining 2006 Debentures, we recorded a beneficial conversion feature of $110,000.  This amount was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 2006 Debentures.  The discount related to this

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

beneficial conversion feature is being amortized to interest expense over the remaining term of the 2006 Debentures using the effective interest method which resulted in amortization of $10,000 for the three months ended July 31, 2008.  In addition, the original discount is being amortized to interest expense through October 31, 2009 using the effective interest method which resulted in amortization of $865,000 for the three months ended July 31, 2008.  The combined discounts on the 2006 Debentures are being amortized to interest expense using the effective interest method at an effective interest rate of 44%.

For the three months ended July 31, 2008, we recorded accrued interest associated with the 2006 Debentures of $300,000.  As a result, as of July 31, 2008, cumulative accrued interest associated with the 2006 Debentures is $1,971,000 and is included in accrued interest in the accompanying condensed consolidated balance sheet.

Converted Term Notes

At the time of the conversion of $5,970,000 of 2006 Debentures to Converted Term Notes, the original conversion option was eliminated and as a result, the remaining original discount associated with the Converted Term Notes of $1,546,000 was immediately charged to interest expense.  For the three months ended July 31, 2008, we recorded accrued interest associated with the Converted Term Notes of $181,000.  As a result, as of July 31, 2008, cumulative accrued interest associated with the Converted Term Notes is $1,226,000 and is included in accrued interest in the accompanying condensed consolidated balance sheet.

April 2007 Debenture

In April 2007, we issued to YA Global a convertible debenture with a face amount of $2,000,000 (the “April 2007 Debenture”) along with detachable common stock warrants.  For the three months ended July 31, 2008, using the effective interest method we amortized $206,000 of the discount on the April 2007 Debenture to interest expense.  As of July 31, 2008, the April 2007 Debenture is recorded in our condensed consolidated balance sheet at a carrying amount (net of discount) of $1,852,000.  We also recorded accrued interest on the April 2007 Debenture in the amount of $66,000 for the three months ended July 31, 2008.  As of July 31, 2008, cumulative accrued interest is $340,000 and is included in accrued interest in the accompanying condensed consolidated balance sheet.

In connection with the conversion of the 2006 Debentures to Converted Term Notes, the April 2007 Debentures were amended so that the maturity date was extended from May 31, 2009 to October 31, 2009.  Furthermore, the conversion price was modified to be the lower of $0.03 or eighty percent of the lowest volume weighted average price (as defined) in the ten trading days prior to the conversion date along with the interest rate being increased to 13%.  We did not record an additional beneficial conversion feature resulting from the modifications as it was not deemed to be material.  As a result of the modification of the fixed conversion feature, the discount associated with the beneficial conversion feature of $1,381,000 was written off as a loss on extinguishment of debt.  As a result, we are now amortizing the remaining discount  ($148,000 as of July 31, 2008) through October 31, 2009 using the effective interest method at an effective interest rate of 19%.

Summary

As of July 31, 2008, we had $8,403,000, net of discount of remaining convertible debentures (the 2006 Debentures and the April 2007 Debenture, collectively the “13% Debentures”) and $6,775,000 in outstanding non-convertible term debt (the June 2008 Term Note and the Converted Term Notes, collectively the “Term Notes”).

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents.  In addition, we have not been able to comply with certain financial covenants of the Term Notes during the three months ended July 31, 2008 and as a result YA Global may, in its discretion, declare an Event of Default on those notes.  If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest.  Although YA Global has not yet declared an event of default, and although we are continuing to have discussions with YA Global with the aim to further our business operations, we can offer no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes and seek to collect the amounts due by foreclosure on our assets.

NOTE 7 – ASSETS HELD FOR SALE

During the fourth quarter of our year ended April 30, 2008, we committed to a plan to sell one specific piece of production equipment in our silicon products and services segment.  Based on ongoing analysis of the silicon operations, this asset was deemed to be unnecessary to support our current operations.  This asset, with a net book value of $212,000 as of April 30, 2008 was sold by our silicon products and services subsidiary, IVI in May 2008 for net proceeds of $221,000, resulting in a net gain of $9,000.

NOTE 8 – LEGAL CONTINGENCIES

In February 2007, we entered into a Settlement Agreement and Mutual Release with our former Chief Executive Officer, President and Chairman of the Board of Directors (our “Former CEO”) whereby he resigned his positions, terminated his employment agreement with us and accepted specified cash-based and stock-based remuneration for the ensuing twelve months.  During August 2007, due to a lack of sufficient liquidity and a working capital deficit, we stopped making the contractually required payments to our Former CEO.  As a result, as of April 30, 2008 we had an accrued liability in the amount of $118,000, which represented the remainder of the contractual amounts due.  In July 2008, our Former CEO filed a lawsuit demanding payment of the remaining outstanding amounts plus statutory interest and penalties, totaling approximately $190,000.  As we believe it is probable that the courts will issue a judgment in the amount of at least $190,000, we increased our accrued liability to $190,000, which resulted in a charge to selling, general and administrative expenses of  $72,000 during the three months ended July 31, 2008.  Inasmuch as all of our assets are collateralized to secure repayment of amounts due to YA Global, it is unclear if we will be able to satisfy any judgment that our Former CEO may obtain.

In February through April 2007, we also entered into Settlement Agreements and Mutual Releases with other officers.  In order to conserve liquidity and with their consent, in August 2007 we reduced the amount payable to them.  Commencing in August 2008, because of our liquidity limitations, we were unable to continue payments for their benefit.  It is currently unclear as to when, if ever we will be able to resume payments.  They have not commenced or threatened litigation, but may do so in the future.

On September 12, 2008 we received notification from a former customer claiming approximately $1,000,000 in damages it had suffered from several alleged breaches of contract.  We have only begun to review the underlying facts and have not had a chance to discuss them with our legal counsel or the former customer and therefore we are unable to determine the probability of an unfavorable outcome at this time.

NOTE 9– COMMITMENTS AND CONTINGENCIES

As of July 31, 2008, we had no commitments outstanding for capital expenditures.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10- SUBSEQUENT EVENTS

Certain events occurring subsequent to July 31, 2008, are discussed within other notes to the condensed consolidated financial statements.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “plan,” “will continue,” “will likely result” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A of our Form 10-K for the year ended April 30, 2008 and the risks identified elsewhere herein).  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General Discussion

We are focused on the provision of security services and 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry.

During the year ended April 30, 2008, and the three months ended July 31, 2008, we generated sales from 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry and the provision of security services for leading businesses and institutions in healthcare, education, retail, manufacturing, banking and art industries.  In addition, during the three months ended July 31, 2007 we also generated sales from stable and radioactive isotopes, although these sales were reported as discontinued operations in the accompanying condensed consolidated statements of operations as described below.

In June 2007, we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable security and silicon company and because of deteriorating business conditions in the historical revenue producing products in this business.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) was combined into a single line item and prior periods are reclassified for this presentation.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 for the three months ended July 31, 2007.

In August 2007, we elected to suspend the development, manufacture and sale of our IMS based products.  The suspension was due primarily to our limited success in completing any sales of our IMS based products and a lack of working capital to sustain our efforts in the market space.  We continue to seek alternatives to finding a means of monetizing our investment in this product line, including an outright sale of the technology.  It is unclear as to when (if at all) we will resume activity on our IMS-based products and we can offer no assurance that we will be able to monetize any portion of our IMS technology investment.  In October 2007, as a result of our inability to meet our financial commitments, Lucent terminated our agreement for the development of next-generation infrared imaging and night vision surveillance technology.

Consistent with management focus during the year ended April 30, 2008 and the three months ended July 31, 2008, we continue to evaluate our operating businesses and technology portfolio with the goal of operating our business more efficiently and monetizing assets as we deem to be appropriate and as our senior secured creditor may consent.  Additionally, we have considered and will continue to consider business expansion through merger, acquisition, joint venture or other means, although we can offer no assurance as to our ultimate success in increasing the scope of our business through such means.  Because substantially all of our assets are subject to a perfected security interest, we have in the past, and will likely continue to engage in discussions on these issues with YA Global as our primary debt holder.

Liquidity and Capital Resources

We have had liquidity shortages in the past and, although we raised $1,000,000 (net of expenses) through the issuance of $1,175,000 of Term Notes to YA Global in June 2008, we have generated significant losses, which have exacerbated our working capital deficit.  As of July 31, 2008, our condensed consolidated balance sheet reflects a working capital deficit of $(18,177,000).  In addition, as a result of our continued operating losses, working capital deficit and negative cash flow during the year ending April 30, 2008, the auditors report included with our financial statements for the year ended April 30, 2008 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.  This condition has continued since the date of those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing (of which there can be no assurance and which would be subject to the approval of YA Global).

Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents.  In addition, we have not been able to comply with certain financial covenants of the Term Notes during the three months ended July 31, 2008 and as a result YA Global may, in its discretion, declare an event of default on those notes.  If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest.  Although YA Global has not yet declared an event of default, and although we are continuing to have discussions with YA Global with the aim to further our business operations, we can offer no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes and seek to collect the amounts due by foreclosure on our assets.

As a result of our significant working capital deficit, we are financing our operations and negative cash flow from our liquid assets, which we allocate to pay our most urgent obligations.  During the three months ended July 31, 2008, we used $975,000 in operating activities.  At our current burn rate, our remaining liquidity should be sufficient to finance our anticipated operations and projected negative cash flow into (and potentially through) our quarter ending October 31, 2008.  It is unlikely that we will be able to continue the operations of the parent corporation beyond October 31, 2008 without a significant improvement in the operating results of our subsidiaries or additional financing, neither of which can be assured.  If we are able to secure an offer for asset based financing from a third party, YA Global has agreed to review that proposed financing and, in its sole discretion, consider releasing its security interest in certain of our assets to secure that financing.  If we are successful at obtaining a minimum of $1,000,000 of additional financing, we believe we could have enough liquidity to finance our anticipated operations and projected negative cash flow into our fiscal year ending April 30, 2010.  Because of the terms of the existing YA Global financing, we are unable to collateralize any additional financing without YA Global’s consent and approval.

See additional discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Security Services

Since the effective date of our acquisition of PPSC in May 2005, PPSC has delivered significant revenue to our condensed consolidated financial statements and has provided gross margins of approximately 22% of revenues for both the three months ended July 31, 2008 and 2007.

During the fourth quarter of our year ended April 30, 2007, and through our year ended April 30, 2008, we implemented cost cutting initiatives that have positively impacted the results of PPSC’s operations.  Additionally we initiated plans (with limited success) to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  The segment generated an operating loss of $(2,239,000) for the three months ended July 31, 2008 as compared to operating income of $70,000 for the three months ended July 31, 2007 primarily due to the inclusion of a $2,346,000 non-cash writedown of goodwill during the three months ended July 31, 2008 (see additional discussion below).

While these cost cutting initiatives and focused sales and marketing efforts have enabled PPSC to positively impact its results for the three months ended July 31, 2008, the industry is cost competitive and customers switch security service providers on short notice.  In addition, effective August 1, 2008, one of our significant customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) is no longer using our services.  As a result of these factors and the $2,346,000 impairment of goodwill, it is unlikely that we will be able to generate positive operating income in this segment for the year ending April 30, 2009.  In addition, we can offer no assurance that PPSC will be able to contribute positive cash flow as well.

Silicon Products and Services

Our silicon operations, based in Vancouver, Washington, continue to focus on the provision of 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry.  We are particularly focused on the 300-millimeter segment of the market.  This large-diameter wafer segment has become one of the fastest growing segments of the silicon wafer market and the revenues and gross margins associated with the services are greater than those associated with the small diameter market.   At the same time, we have also been focused on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields.  Further, we continue to gain new customers (both large and smaller diameter) and are also in the process of attempting to qualify our products at others.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008.  In addition, some customers reported inventory buildup in reclaim and/or test products while one other top customer ceased doing business with us as we could no longer meet the required specifications for their product.  As a result of these factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.  This trend has continued through the three months ended July 31, 2008.

The slowdown significantly impacted our revenues, results of operations and cash flows from our silicon products and services segment for the three months ended July 31, 2008 and 2007, in which we generated operating losses of $(556,000) and $(361,000), respectively.

In order to minimize the effect of the continuing slowdown, during our year ended April 30, 2008 we implemented many cost cutting measures in our silicon operations and are continuing to do so.  We have also increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009.  During the latter portion of our year ended April 30, 2008 and into our three months ended July 31, 2008 we have started to obtain new customers (both large and smaller diameters) and are in the process of attempting to qualify our products at others.  In an effort to control our marketing expenses, in August 2008 we entered into a distribution agreement with Silicon Quest International, Inc. (“SQI”), by which SQI agreed to act as an exclusive independent contractor to market, sell and distribute our silicon products and services to customers who are not previously our customers.  We continue to monitor our silicon operation closely and while we are hopeful that we will see improving financial results in this operating segment over the long-term, we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended
	July 31,
	2008	2007

Revenues	100.0%	100.0%
Cost of revenues	91.9	85.2
Gross margin	8.1	14.8

Operating expenses:
Selling, general and administrative	28.8	35.6
Impairment of goodwill	49.0	—
Research and development	0.7	17.3
Total operating expenses	78.5	52.9
Operating loss	(70.4)	(38.1)

Other income (expense), net	(99.1)	(23.9)
Loss from continuing operations before income taxes and elimination of minority interest	(169.5)	(62.0)
Income tax expense	—	—
Minority interest in operations of consolidated subsidiary	—	1.7
Loss from continuing operations	(169.5)	(60.3)
Gain on discontinued operations, net of income taxes	—	9.4
NET LOSS	(169.5)%	(50.9)%

Revenues

Revenues from our security services and silicon products and services segments decreased for the three months ended July 31, 2008, as compared to the same period of our prior fiscal year, as described in the following table:

	Three Months Ended
	July 31,
	2008	2007
Security services	$3,273,000	$3,756,000
Silicon products and services	1,514,000	2,113,000
Total	$4,787,000	$5,869,000

The decrease in revenue from the security services segment for the three months ended July 31, 2008, is due to the effect of the loss of several security services contracts during the year ended April 30, 2008 partially offset by the addition of new customers as well as by increases in work performed at certain existing customers.  Effective August 1, 2008, one of our significant customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) will no longer use our services.  As a result, it is likely that our revenue for the three months ending October 31, 2008 will be lower than the revenue from the three months ended July 31, 2008. We continue to market our services aggressively by seeking premium accounts that prefer higher quality of service.  While we are hopeful that in the long-term we will be able to grow revenue in this segment by securing new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so and we may in the short-term fail to retain certain of our customers.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008.  In addition, some customers reported inventory buildup in reclaim and/or test products while one other top customer ceased doing business with us as we could no longer meet the required specifications for their product.  As a result of these factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.  This trend also continued through the three months ended July 31, 2008.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the three months ended July 31, 2008, two security services customers accounted for 24% and 17% of revenues, respectively, and one silicon products and services customer accounted for 12% of revenues as compared to the three months ended July 31, 2007, in which two security services customers accounted for 18% and 13% of revenues, respectively, and one silicon products and services customer accounted for 11% of revenues.  Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly reduce or delay the amount of products or services ordered from us.

For the three months ended July 31, 2008, the silicon products and services customer mentioned above accounted for 39% of silicon products and services revenue as compared to 31% for the three months ended July 31, 2007.  Due to the relationship of revenues to the absorption of fixed facility costs, the elimination or even a significant reduction in sales to this customer would have a material adverse effect on our silicon products and services operations.

Gross Margin

Our gross margin decreased for the three months ended July 31, 2008, as compared to the three months ended July 31, 2007, both on a dollar amount and on a percentage of revenues, as reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$389,000	$871,000
Percent of revenues	8.1%	14.8%

The decrease in gross margin on a percentage basis is due primarily to the downturn in our silicon products and services segment resulting in a significant decrease in revenue, which has forced us to allocate our fixed facility costs over a lower revenue base, correspondingly decreasing gross margins on a percentage basis.  To a lesser extent, the decrease on a percentage basis is also due to the provision of lower prices in order to obtain new or keep existing business.  The decrease in gross margin on a dollar basis is due to the decrease in revenue for both our silicon products and services and security services segments.

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

On a percentage of revenues basis, in general we anticipate that the gross margin percentage in our security services segment (within 1-2 percentage points) will remain relatively stable.  However, as a result of the ongoing downturn in our silicon products and services segment, we have experienced and expect to continue to experience increased competition and lower prices.  As a result, there has been a focus on operational efficiency and effectiveness, which has resulted in increased productivity and processing yields in order to reduce our costs.  In addition, due to fixed facility costs included in cost of revenues in the silicon products and services segment, the gross margin percentage is particularly sensitive to volume and revenue changes.

We have increased our marketing efforts and are hopeful that we will see a rebound in our customers demand and we have (and are hopeful to continue to) added several new silicon products and services customers during the year ending April 30, 2009.   Effective August 1, 2008, one of our significant security services customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) is no longer using our services.  As a result, it is likely that our revenues and gross margin for the three months ending October 31, 2008 will be lower than the revenues and gross margin for the three months ended July 31, 2008. While we are hopeful that revenues (and corresponding gross margins) will increase (as compared to the year ended April 30, 2008) for the year ending April 30, 2009, we can offer no assurance that this will actually occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased both as a dollar amount and as a percentage of revenue for the three months ended July 31, 2008, as compared to the three months ended July 31, 2007, as reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$1,377,000	$2,090,000
Percent of revenues	28.8%	35.6%

The $713,000 decrease in selling, general and administrative expenses for the three months ended July 31, 2008, compared to the three months ended July 31, 2007 is attributable to a combination of factors, including:

•                  approximately $50,000 due to a decrease in staffing and expenditures at the corporate office,

•                  approximately $130,000 due to a decrease in staffing and expenditures in the security services segment,

•                  approximately $360,000 due to a decrease in staffing and expenditures in our former homeland security products segment, and

•                  an approximate $170,000 decrease in staffing and expenditures at our silicon products and services segment.

We continue to be actively focused on reducing selling, general and administrative expenses and are hopeful that we will be able to further reduce these expenses for the three months ending October 31, 2008 as compared to the three months ended July 31, 2008.  However, any reduction in selling, general and administrative expenses most likely would be less significant as compared to the reductions realized for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007.

Impairment of Goodwill

Impairment of goodwill increased on both a dollar and a percentage of revenues basis for the three months ended July 31, 2008, as compared to the three months ended July 31, 2007, as reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$2,346,000	$—
Percent of revenues	49.0%	—%

Due to the loss of a significant security services customer during the three months ended July 31, 2008, we determined that there had been a significant adverse change to the security services business.  We determined that the $3,631,000 of goodwill associated with our security services segment had been impaired and as a result, $2,346,000 of the goodwill was written off to reflect impairment of goodwill during the three months ended July 31, 2008.

Research and Development Expenses

Our research and development expenses decreased on both a dollar and a percentage of revenues basis for the three months ended July 31, 2008, as compared to the three months ended July 31, 2007, as reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$35,000	$1,017,000
Percent of revenues	0.7%	17.3%

The majority of research and development expenses for the three months ended July 31, 2007 related primarily to (1) the development of next-generation infrared imaging and night vision surveillance technology through our now-terminated Lucent relationship and (2) our IMS based products.  Due to the termination of our Lucent relationship and the suspension of development of our IMS-based products, we did not incur material research and development expense during the three months ended July 31, 2008 for these projects and we do not expect to incur material additional research and development expense for any projects during the remainder of our year ending April 30, 2009.

Historically a significant amount of the research and development on the IMS-based products was performed by Institut fur Umwelttechnologien GmbH (“IUT”).  We funded $0 and $78,000 under our agreement with IUT for the three months ended July 31, 2008 and 2007, respectively. As a result of the suspension of the development, manufacture and sale of our IMS-based products as described above, we intend to provide no further funds pursuant to this agreement.

Except for work being performed on our silicon products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Although we have in the past expended significant resources on research and development, we cannot offer any assurance that we will receive future financial benefit from our research and development efforts made to date.

Operating (Loss) Income

For the three months ended July 31, 2008 and 2007, our operating segments incurred operating (loss) income as follows:

	Three months ended July 31,
	2008	2007
Security services	$(2,239,000)	$70,000
Silicon products and services	(556,000)	(361,000)
Reconciling amounts (1)	(574,000)	(1,945,000)
Total	$(3,369,000)	$(2,236,000)

(1) Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance, directors’ compensation and the results of our former homeland security products segment.

During the fourth quarter of our year ended April 30, 2007, and through our year ended April 30, 2008, we implemented cost cutting initiatives that have positively impacted the results of PPSC’s operations.  Additionally we initiated plans (with limited success) to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  The segment generated an operating loss of $(2,239,000) for the three months ended July 31, 2008 as compared to operating income of $70,000 for the three months ended July 31, 2007 primarily due to the inclusion of a $2,346,000 non-cash writedown of goodwill during the three months ended July 31, 2008.

While these cost cutting initiatives and focused sales and marketing efforts have enabled PPSC to positively impact its results for the three months ended July 31, 2008, the industry is cost competitive and customers switch security service providers on short notice.  In addition, effective August 1, 2008, one of our significant customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) is no longer using our services.  As a result of these factors and the $2,346,000 impairment of goodwill, it is unlikely that we will be able to generate positive operating income in this segment for the year ending April 30, 2009.  In addition, we can offer no assurance that PPSC will be able to contribute positive cash flow as well.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008.  In addition, some customers reported inventory buildup in reclaim and/or test products while one other top customer ceased doing business with us as we could no longer meet the required specifications for their product.  As a result of these factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.  This trend has continued through the three months ended July 31, 2008.

The slowdown significantly impacted our revenues, results of operations and cash flows from our silicon operations for the three months ended July 31, 2008 and 2007, in which we generated operating losses of $(556,000) and $(361,000), respectively.

In order to minimize the effect of the continuing slowdown, during our year ended April 30, 2008 we implemented many cost cutting measures in our silicon operations and are continuing to do so.  We have also increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009.  During the latter portion of our year ended April 30, 2008 and into our three months ended July 31, 2008 we have started to obtain new customers (both large and smaller diameters) and are in the process of attempting to qualify our products at others.  In an effort to control our marketing expenses, in August 2008 we entered into a distribution agreement with SQI, by which SQI agreed to act as an exclusive independent contractor to market, sell and distribute our silicon products and services to customers who are not previously our customers.  We continue to monitor our silicon operation closely and while we are hopeful that we will see improving financial results in this operating segment over the long-term, we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Other Income (Expense), net

Other income (expense), net decreased for the three months ended July 31, 2008 and 2007 as both a dollar amount and as a percentage of revenues, as reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$(4,744,000)	$(1,402,000)
Percent of revenues	(99.1)%	(23.9)%

For the three months ended July 31, 2008, other income (expense), net consists primarily of interest expense of $(3,301,000), a loss on extinguishment of debt $(1,381,000) and the amortization of debt issuance costs of $(63,000).  Included in interest expense for the three months ended July 31, 2008 are non-cash charges of $3,226,000 related primarily to the amortization of the discount and the accrual of interest on our outstanding term notes and convertible debentures.

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

We expect that our other expenses will be volatile based on the future timing of repayment, if ever, of the remaining convertible debentures and term notes (see the Liquidity and Capital Resources discussion below).

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

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary for the three months ended July 31, 2008 and 2007 is reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$—	$100,000
Percent of revenues	—%	1.7%

The amount of minority interest in operations of consolidated subsidiary recorded for the three months ended July 31, 2007, relates to our purchase of a 90% interest in SenseIt Corp in October 2006 and the subsequent operation of the business.  Due to the cancellation of the Lucent Agreement, we do not expect minority interest in operations of SenseIt to be material in future periods.

Gain on Discontinued Operations, net of Income Taxes

Gain on discontinued operations, net of income taxes for the three months ended July 31, 2008 and 2007 is reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$—	$553,000
Percent of revenues	—%	9.4%

In January 2007, we decided to discontinue the operation of our life sciences business and to put the assets and business up for sale (which was sold in June 2007).  We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical revenue producing products in the segment.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are reclassified for this presentation.  The gain, net of income taxes, resulting from operations of the life sciences business was $37,000 for the three months ended July 31, 2007. The gain on sale of the life sciences business was recorded in the three months ended July 31, 2007, in the amount of $516,000.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 for the three months ended July 31, 2007.

Net Loss

Net loss for the three months ended July 31, 2008 and 2007 is reflected in the following table:

	Three months ended July 31,
	2008	2007
Dollar amount	$(8,113,000)	$(2,985,000)
Percent of revenues	(169.5)%	(50.9)%

We anticipate that consolidated losses will continue until (if ever) revenues from our current operations substantially increase or we increase the scope of our operations through a merger, acquisition or other means.  Further, the revenue increases must increase faster than any increases in operating and research and development expenses.

We anticipate that our operations during the remainder of the year ending April 30, 2009 will result in a net loss since we are not likely to increase our revenues from our existing products or generate additional sales from the new products we may develop in a sufficient amount (if at all) to offset our operating and interest expenses and the non-cash writedown of goodwill.

Liquidity and Capital Resources

Given our significant working capital deficit, we are dependent on our liquidity to fund our operations and to pay our vendors. A significant part of our working capital deficit includes 13% Debentures, Term Notes, and accrued interest due to YA Global.  Although the amounts are not due until October 31, 2009, because circumstances exist by which YA Global could declare an event of default and accelerate the obligations, we have characterized these amounts as a current liabilities.

Included in the following table are condensed consolidated balance sheet items as of July 31, 2008 and April 30, 2008 and condensed consolidated cash flow items for the three months ended July 31, 2008 and 2007:

	As of
(in thousands)	July 31, 2008	Change	April 30, 2008
Cash and cash equivalents	$954	$27	$927

Working capital (deficit)	(18,177)	(5,049)	(13,128)

Current portion of notes payable, net of discount	6,933	6,923	10

Current portion of convertible debentures, net of discount	8,403	(2,112)	10,515

Total convertible debentures, face value outstanding	11,868	(6,034)	17,902

Total term notes, face value outstanding	$7,145	7,145	$—

	Three months ended
	July 31, 2008	Change	July 31, 2007

Net cash used in operating activities	$(975)	$(522)	$(453)
Net cash provided by investing activities	217	(492)	709
Net cash provided by (used in) financing activities	785	1,115	(330)
Net increase (decrease) in cash and cash equivalents	$27	$101	$(74)

Working Capital Deficit

Our working capital deficit was $(18,177,000) as of July 31, 2008, as compared to a working capital deficit of $(13,128,000) as of April 30, 2008. This $5,049,000 increase in working capital deficit for the three months ended July 31, 2008, is due to a combination of factors, of which the significant factors are set out below:

Factors which reduced our working capital deficit

•                  $316,000 of unamortized prepaid insurance premiums in excess of the related notes payable;

•                  $195,000 representing the excess of the proceeds received over the carrying value of the June 2008 Term Note of $805,000

Factors which increased our working capital deficit

•                  $957,000 of cash consumed directly in operating activities (calculated as $976,000 of cash used in operating activities, increased by $19,000 of the cash impact of net changes in other current assets or liabilities included therein);

•                  $2,627,000 representing the amortization of the discount on the convertible debentures;

•                  $1,381,000 representing the charge for the modification of the April 2007 Debenture, reflected as an increase in the book value of the April 2007 Debenture

Based on the amount of capital we have remaining, our expected negative cash flow from operations and investing activities and our obligations to YA Global, we anticipate that we will not be able to positively impact our working capital unless we are able to restructure our current obligations due to YA Global.  In order to continue funding our operations from liquidity, we must obtain additional financing (which we can obtain only with the consent of YA Global), and ultimately substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.

As a result of our significant working capital deficit, we are financing our operations and negative cash flow from our liquid assets, which we allocate to pay our most urgent obligations.  During the three months ended July 31, 2008, we used $975,000 in operating activities.  At our current burn rate, our remaining liquidity should be sufficient to finance our anticipated operations and projected negative cash flow into (and potentially through) our quarter ending October 31, 2008.  It is unlikely that we will be able to continue the operations of the parent corporation beyond October 31, 2008 without a significant improvement in the operating results of our subsidiaries or additional financing, neither of which can be assured.  If we are able to secure an offer for asset based financing from a third party, YA Global has agreed to review that proposed financing and, in its sole discretion, consider releasing its security interest in certain of our assets to secure that financing.  If we are successful at obtaining a minimum of $1,000,000 of additional financing, we believe we could have enough liquidity to finance our anticipated operations and projected negative cash flow into our fiscal year ending April 30, 2010.  Because of the terms of the existing YA Global financing, we are unable to collateralize any additional financing without YA Global’s consent and approval.

Convertible Debentures

In June 2008 we raised $1,000,000 (net of expenses) through the issuance of a $1,175,000 Term Note.  The Term Note matures October 31, 2009, bears interest at 13% per annum and is collateralized by substantially all of our assets.  The Term Note is not convertible into our common stock but only repayable in cash.

In June 2008, YA Global exchanged two of the 2006 Debentures having an aggregate principal balance of $5,970,000 into Term Notes.

As a result, we now have (face value):

•                  $7,145,000 in Term Notes; and

•                  $11,866,300 (net of conversions to common stock) of remaining 13% Debentures.

In conjunction with its purchase of the Term Note, YA Global agreed to purchase an additional two notes from us, one in the principal amount of $50,000 and the second in the principal amount of $275,000.  However, YA Global’s obligation to purchase these notes is either conditioned on the occurrence of certain events or is in the sole discretion of YA Global and as such it is uncertain when or if either of these additional notes will be issued.

Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents.  In addition, we have not been able to comply with certain financial covenants of the Term Notes during the three months ended July 31, 2008 and as a result YA Global may, in its discretion, declare an event of default on those notes.  If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest.  Although YA Global has not yet declared an event of default, and although we are continuing to have discussions with YA Global with the aim to further our business operations, we can offer no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes and seek to collect the amounts due by foreclosure on our assets.

Cash Flows

As of July 31, 2008, we had $954,000 of cash and cash equivalents, an increase of $27,000 as compared to $927,000 at April 30, 2008. Our principal source of funding for the three months ended July 31, 2008 was from our existing liquidity as of April 30, 2008 (which existed notwithstanding our significant working capital deficit), the issuance of a Term Note in June 2008 (with a face value of $1,175,000) for which we received net proceeds of $1,000,000 and $221,000 in net proceeds received from the sale of assets held for sale.  Our principal source of funding for the three months ended July 31, 2007 was $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007.

Cash used in operating activities of $(975,000) and $(453,000) for the three months ended July 31, 2008 and 2007, respectively, was primarily the result of a net loss of $(8,113,000) (which included noncash expenses and gains in the net amount of a $(7,056,000) expense) and of $(2,985,000) (which included noncash expenses and gains in the net amount of a $(935,000), respectively.

Investing activities provided cash of $217,000 and $709,000 for the three months ended July 31, 2008 and 2007, respectively. Cash provided by investing activities for the three months ended July 31, 2008, consisted of $221,000 (net of selling costs of $4,000) from the sale of assets held for sale offset by $4,000 expended on additions of property and equipment.  Cash provided by investing activities for the three months ended July 31, 2007, consisted of $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007 offset by $96,000 expended on additions of property and equipment.

Financing activities provided cash of $785,000 and used cash of $(330,000) for the three months ended July 31, 2008 and 2007, respectively. Cash provided by financing activities for the three months ended July 31, 2008, was due to the issuance of a Term Note in June 2008 (with a face value of $1,175,000) for which we received net proceeds of $1,000,000 partially offset by the payments of principal on capital leases and notes payable in the amounts of $143,000 and 72,000, respectively.  Cash used in financing activities for the three months ended July 31, 2007, consisted of payments of principal on capital leases and notes payable in the amounts of $106,000 and $224,000, respectively.

Additional Liquidity Considerations

As of July 31, 2008, we had no commitments outstanding for capital expenditures.

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

Off-Balance Sheet Arrangements

We have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended April 30, 2008.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the Unites States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  We consider an accounting estimate to be critical if 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

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

In accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but instead is tested for impairment on an annual basis or more frequently if the presence of certain circumstances indicates that impairment may have occurred.  The impairment review process, which is subjective and requires significant judgment at many points during the analysis, compares the fair value of the reporting unit in which goodwill resides to its carrying value.  If the carrying value of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

During the three months ended July 31, 2008, due to the loss of a significant customer, we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our goodwill balance of $3,631,000 related to our acquisition of PPSC in May 2005 was impaired.  In completing our analysis of the security services reporting unit, we used the Discounted Cash Flow Method (“DCF Method”) in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate.  As a result of the testing, we determined that $2,346,000 of the recorded goodwill had been impaired and was required to be expensed as a non-cash charge to continuing operations during the three months ended July 31, 2008.  In performing the calculation under SFAS No. 142, we made several assumptions requiring significant judgment, including the use of the DCF Method, the number of years used in the projection, the discount rate and growth assumptions.  If we had elected to use different variables, the outcome of the calculation could have been different.  As of July 31, 2008, we have $1,285,000 of goodwill remaining on our condensed consolidated balance sheet.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of July 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in Item 9A(T) included with our Annual Report on Form 10-K for the year ended April 30, 2008, which we view as an integral part of our disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the three months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

On July 22, 2008 James E. Alexander, our former Chief Executive Officer and Chairman of the Board of Directors, filed a complaint against us in the Jefferson County, Colorado, District Court (case no. 08cv3085).  The complaint alleges that we breached the Settlement Agreement and Mutual General Release entered into by Mr. Alexander and the Company in February 2007.  In his complaint, Mr. Alexander is seeking amounts allegedly due under the agreement, monetary damages and penalties.  Contemporaneously with his complaint Mr. Alexander filed a motion to compel arbitration of the matter.  Isonics has determined not to file any responsive pleading to Mr. Alexander’s complaint, which will likely result in a default judgment against Isonics Corporation.  Mr. Alexander’s is currently seeking judgment which we expect to be approximately $190,000 (including attorneys fees, statutory interest and statutory penalties).

Item 1A: Risk Factors

There are no material changes to the risk factors set forth in Part I “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2008.  As a result, we incorporate those risk factors by reference into this report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2008 (and subsequently) we did not enter into any transactions that were not registered under the Securities Act of 1933, as amended and were not previously reported on a Form 8-K.

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

Departure of Directors

On September 16, 2008, Richard H. Hagman informed us that he has decided to retire from our Board of Directors effective immediately.  Dr. Hagman has served on our Board of Directors since July 2005 and at the time of his retirement served as the Chairman of the Audit Committee and a member of the Management Development Committee of our Board of Directors.

Dr. Hagman did not cite any disagreement with management or our practices or policies as his decision to retire.  Instead, he cited personal reasons and his desire to pursue other interests as the reason for his retirement.  A copy of the disclosure in the Form 10-Q was provided to Dr. Hagman on September 16, 2008.  Dr. Hagman did not express any disagreement with the disclosure contained herein.

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

31.1         Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2         Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, County of Jefferson, State of Colorado, on the 18th day of September 2008.

Isonics Corporation
(Registrant)

By	/s/ Christopher Toffales
Christopher Toffales
Chief Executive Officer

By	/s/ Gregory A. Meadows
Gregory A. Meadows
Chief Accounting Officer and Chief Financial Officer