Form 10-Q
period 2008-10-31
ISONICS CORP
filed 2008-12-22
CIK 1023966

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

(212) 356-7400

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 12, 2008
Common Stock – no par value	27,998,252 shares

Isonics Corporation and Subsidiaries

Part I:  Financial Information

Item 1: Financial Statements

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

ASSETS

	(Unaudited)
	October 31, 2008	April 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$558	$927
Accounts receivable (net of allowances of $80 and $58, respectively)	2,217	2,297
Inventories	339	394
Prepaid expenses and other current assets	417	194
Assets held for sale	—	212
Total current assets	3,531	4,024

LONG-TERM ASSETS:
Property and equipment, net	3,947	4,682
Goodwill	1,285	3,631
Intangible assets, net	—	6
Other assets	287	418
Total long-term assets	5,519	8,737

TOTAL ASSETS	$9,050	$12,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	(Unaudited)
	October 31, 2008	April 30, 2008
CURRENT LIABILITIES:
Accounts payable	$1,162	$825
Accrued liabilities	1,774	2,262
Accrued interest	4,192	2,990
Current portion of obligations under capital lease	635	550
Current portion of notes payable, net of discount	6,936	10
Current portion of convertible debentures, net of discount	8,994	10,515
Total current liabilities	23,693	17,152

Obligations under capital lease, net of current portion	266	591
Notes payable, net of current portion	17	22
Other long-term liabilities	50	45

TOTAL LIABILITIES	24,026	17,810

Commitments and Contingencies (See Notes 1, 6, 8,9 and 10)

STOCKHOLDERS’ DEFICIT:
Common stock - no par value; 175,000,000 shares authorized; shares issued and outstanding: October 31, 2008 – 26,748,252; April 30, 2008 – 16,063,026	64,513	64,448
Additional paid in capital	23,592	23,186
Accumulated deficit	(103,081)	(92,683)
Total stockholders’ deficit	(14,976)	(5,049)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,050	$12,761

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues:	$	$	$	$
Products	631	1,145	1,213	2,016
Services	3,361	4,910	7,566	9,908
Total revenues	3,992	6,055	8,779	11,924

Cost of revenues:
Products	579	1,476	1,186	2,351
Services	3,228	4,096	7,019	8,219
Total cost of revenues	3,807	5,572	8,205	10,570

Gross margin	185	483	574	1,354

Operating expenses:
Selling, general and administrative	1,040	1,864	2,417	3,954
Impairment of goodwill	—	—	2,346	—
Impairment loss on intangible assets	—	145	—	145
Research and development	25	165	60	1,182
Total operating expenses	1,065	2,174	4,823	5,281

Operating loss	(880)	(1,691)	(4,249)	(3,927)

Other income (expense):
Amortization of debt issuance costs	(68)	(46)	(131)	(87)
Interest and other income	1	2	2	99
Interest expense	(1,338)	(1,497)	(4,639)	(2,926)
Foreign exchange	—	7	—	7
Loss on extinguishment of debt	—	—	(1,381)	—
Gain on derivative instruments	—	491	—	504
Equity in net loss of investee	—	(38)	—	(80)
Total other income (expense), net	(1,405)	(1,081)	(6,149)	(2,483)
Loss from continuing operations before income taxes and minority interest	(2,285)	(2,772)	(10,398)	(6,410)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	—	11	—	111
Loss from continuing operations	(2,285)	(2,761)	(10,398)	(6,299)
Discontinued operations:
Gain on operations of discontinued operations, net of income taxes	—	—	—	37
Gain on disposal of discontinued operations, net of income taxes	—	—	—	516
Gain on discontinued operations, net of income taxes	—	—	—	553
NET LOSS	$(2,285)	$(2,761)	$(10,398)	$(5,746)

Net loss per share—basic and diluted
Continuing operations	$(.10)	$(.22)	$(.51)	$(.50)
Discontinued operations	$(.00)	$(.00)	$(.00)	$.04
Attributable to common stockholders	$(.10)	$(.22)	$(.51)	$(.46)
Weighted average common shares used in computing per share information	22,636	12,658	20,506	12,656

See notes to condensed consolidated financial statements.

Isonics Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended October 31,
	2008	2007

Net cash used in operating activities	$(1,211)	$(815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(79)
Proceeds from the sale of assets held for sale, net of selling costs	221	60
Proceeds from sale of discontinued operations, net of selling costs	—	805
Cash provided by investing activities	217	786

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under capital lease obligations	(241)	(230)
Principal payments on borrowings	(134)	(544)
Proceeds from the issuance of term debt and related common stock warrants, net of offering costs	1,000	—
Cash provided by (used in) financing activities	625	(774)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(369)	(803)
Cash and cash equivalents at beginning of period	927	1,556
Cash and cash equivalents at end of period	$558	$753

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$78	$139
Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Capital lease obligation for property and equipment	$—	$628
Payment in common stock of principal due on convertible debentures	$73	$—

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

Going Concern

As of October 31, 2008, we had a working capital deficit of $(20,162,000) and a stockholders’ deficit of $(14,976,000).  Furthermore, included in current liabilities are $15,833,000 of convertible debentures and term notes (both net of related discounts) for which we may not be in compliance with certain covenants. As a result and as described in Note 6, the holder may have the right to call such debentures and term notes for the full-face amount of $19,003,900 plus accrued interest. In addition, we incurred significant losses from operations and used significant cash flow to fund operations for the periods presented. Historically, we have relied upon outside investor funds to maintain our operations and develop our business. Although we raised an additional $1,352,500 (net of expenses) through the issuance of $1,550,000 of term notes in June and November 2008 (see Note 6), we anticipate we will continue to require funding from investors to finance our negative cash flow as well as business expansion during this fiscal year and we can provide no assurance that additional investor funds will be available on terms acceptable to us. These conditions raise substantial doubt about our ability to continue operations as a going concern.

In December 2008, as a result of a garnishment of our bank account, approximately $200,000 in funds are not available to us, resulting in our inability to be able to meet certain corporate obligations. This garnishment has exacerbated our liquidity shortage. We anticipate that YA Global will take action to enforce its security interest in those funds.

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

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of October 31, 2008, (a) a total of 31,481,500 outstanding stock options and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $11,858,900 at October 31, 2008) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.  As of October 31, 2007, (a) a total of 5,112,125 outstanding stock options (excluding 3,550,000 stock options not deemed granted under US GAAP because the underlying plan or increase to the underlying plan had not been approved by our shareholders) and common stock warrants and (b) the unissued shares underlying our outstanding convertible debentures (with a cumulative outstanding face amount of $18,0000,000 at October 31, 2007) were excluded from the diluted net loss per share calculation, as their inclusion would be anti-dilutive.

During the six months ended October 31, 2008, we issued the following shares of common stock:

Description	Number of Common Stock Shares
Balance as of April 30, 2008	16,063,026
Shares issued upon conversion of convertible debentures	10,685,226
Balance as of October 31, 2008	26,748,252

The aforementioned equity transactions increased common stock in the accompanying condensed consolidated balance sheets by $65,000 for the six months ended October 31, 2008.

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

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – FINANCIAL STATEMENT COMPONENTS

Inventories

Inventories consist of the following (in thousands):

	October 31, 2008	April 30, 2008
Finished goods	$96	$187
Work in process	52	25
Materials and supplies	191	182
Total inventories	$339	$394

Property and equipment

Property and equipment consist of the following (in thousands):

	October 31, 2008	April 30, 2008
Office furniture and equipment	$276	$351
Production equipment	8,868	8,822
Vehicles	204	204
Construction in process	22	66
Leasehold improvements	1,215	1,215
	10,585	10,658
Accumulated depreciation and amortization	(6,638)	(5,976)
Total property and equipment, net	$3,947	$4,682

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

Information by segment is set forth below (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Segment revenues:
Security services	$2,465	$3,866	$5,738	$7,622
Silicon products and services	1,527	1,994	3,041	4,107
Reconciling amounts (1)	—	195	—	195
Total	$3,992	$6,055	$8,779	$11,924

	Three Months Ended October 31,		Six Months Ended October 31,
	2008	2007	2008	2007
Segment operating (loss) income:
Security services	$36	$253	$(2,203)	$323
Silicon products and services	(538)	(598)	(1,094)	(959)
Reconciling amounts (2)	(378)	(1,346)	(952)	(3,291)
Total	$(880)	$(1,691)	$(4,249)	$(3,927)

	October 31,	April 30,
	2008	2008
Total assets:
Security services	$3,607	$6,127
Silicon products and services	5,034	5,964
Reconciling amounts (3)	409	670
Total	$9,050	$12,761

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Reconciling amounts for revenues information consists of revenue from our former homeland security products segment.

(2)

Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance, directors’ compensation and the results of our former homeland security products segment.

(3)

Reconciling amounts for the total asset information includes corporate assets consisting primarily of cash and cash equivalents invested centrally, unamortized debt issuance costs and miscellaneous prepaid items, as well as the assets of our former homeland security products segment.

NOTE 5 –IMPAIRMENT OF GOODWILL

Goodwill related to our security services segment resulted from the acquisition of PPSC in May 2005.  Due to the loss of a significant customer during the six months ended October 31, 2008, we determined that there had been a significant adverse change to that business.  We determined that the $3,631,000 of goodwill associated with our security services segment had been impaired and as a result,  $2,346,000 of the goodwill was written off to reflect impairment of goodwill during the six months ended October 31, 2008.  The fair value of the reporting unit was estimated using the present value of expected future cash flows.

NOTE 6 – BORROWINGS

June 2008 Term Note

On June 13, 2008, we completed a private placement pursuant to which we issued to one accredited investor, YA Global Investments, L.P. (“YA Global”), a 13% term promissory note in the principal amount of $1,175,000 (the “June 2008 Term Note”), of which the entire amount remains outstanding as of October 31, 2008, but offset by a discount of $306,000 for financial statement presentation.  In addition we issued to YA Global 13,000,0000 common stock warrants which are exercisable at $.03 per share and expire on June 13, 2015.

The June 2008 Term Note bears an interest rate of 13% per annum, is secured by individual security agreements with Isonics Corporation, Isonics Vancouver, Inc. (“IVI”), Isonics Homeland Security and Defense Corporation (“HSDC”) and PPSC and both interest and principal are due in cash on October 31, 2009.  At October 31, 2008, accrued interest payable on the June 2008 Term Note was $59,000 and is included in the caption “accrued interest” in the accompanying condensed consolidated balance sheets.

In accordance with the transaction, we paid Yorkville Advisors, LLC, an affiliate of YA Global, a structuring and monitoring fee in the total amount of $175,000.

Under the terms of the June 2008 Term Note, we agreed not to issue or sell any common stock or preferred stock, or any derivative security exercisable or convertible into shares of common stock, at a price that is less than the current bid price of our common stock without the prior consent of YA Global.  However this covenant does not apply to certain excluded securities, as defined.  In addition, we agreed to several covenants including that we will not permit our revenues to fall more than 10% below the projections provided to YA Global for our three months ended July 31, 2008 or for any monthly period thereafter.  As discussed below, we failed to meet this covenant during the six months ended October 31, 2008 and as a result YA Global can declare an event of default.  Remedies for an event of default, include the option to accelerate payment of the full principal amount of the June 2008 Term Note, together with interest to the date of acceleration.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

While the June 2008 Term Note is outstanding, YA Global has a first right of refusal to participate in any future financings to raise capital.  We also agreed to not grant any security interests in any or all of our assets or file a Form S-8 registration statements without the consent of YA Global as long as the June 2008 Term Note is outstanding.

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

We allocated the net proceeds received between the June 2008 Term Note and the related warrant based on the relative fair value of each instrument.  The $227,000 allocated to the warrant was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the June 2008 Term Note.  The cumulative discount in the amount of $402,000 (arising from the allocation of a portion of the proceeds to the related warrants and the cash fees paid to YA Global) is being amortized to interest expense over the term of the June 2008 Term Note using the effective interest method at an effective interest rate of 44%.  During the six months ended October 31, 2008, $96,000 of discount was amortized to interest expense.

2006 Convertible Debentures

In May, June and November 2006, we issued to YA Global convertible debentures with a cumulative face amount of $16,000,000 (the “2006 Debentures”) along with detachable common stock warrants.  During the six months ended October 31, 2008, we issued 10,685,226 shares of common stock as repayment of $73,300 of principal amount of the 2006 Debentures.  In connection with the issuance of the June 2008 Term Notes, $5,970,000 of the 2006 Debentures were converted to term notes (the “Converted Term Notes”) with the same terms and maturity date as the June 2008 Term Notes.  As a result, as of October 31, 2008 we had outstanding 2006 Debentures with a face amount of $9,858,900 and Converted Term Notes with a face value of $5,970,000.  The 2006 Debentures and the Converted Term Notes are recorded in our condensed consolidated balance sheets at carrying amounts (net of discount) of $7,113,000 and $5,970,000, respectively.  Subsequent to October 31, 2008 we issued an additional 2,604,167 shares of common stock as repayment of $2,400 of 2006 Debentures principal.

In connection with the conversion of the 2006 Debentures to Converted Term Notes, the remaining 2006 Debentures were amended so that the maturity date was extended from May 31, 2009 to October 31, 2009.  Furthermore, the conversion price was modified to be the lower of $0.03 or eighty percent of the lowest

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

volume weighted average price (as defined) in the ten trading days prior to the conversion date along with the interest rate being increased to 13%.

As a result of the modification of the fixed conversion price on the remaining 2006 Debentures, we recorded a beneficial conversion feature of $110,000.  This amount was recorded as additional paid-in capital and as a corresponding reduction to the carrying value of the 2006 Debentures.  The discount related to this beneficial conversion feature is being amortized to interest expense over the remaining term of the 2006 Debentures using the effective interest method which resulted in amortization of $30,000 for the six months ended October 31, 2008.  In addition, the original discount is being amortized to interest expense through October 31, 2009 using the effective interest method, which resulted in amortization of $1,413,000 for the six months ended October 31, 2008.  The combined discounts on the 2006 Debentures are being amortized to interest expense using the effective interest method at an effective interest rate of 44%.

For the six months ended October 31, 2008, we recorded accrued interest associated with the 2006 Debentures of $623,000.  As a result, as of October 31, 2008, cumulative accrued interest associated with the 2006 Debentures is $2,302,000 and is included in accrued interest in the accompanying condensed consolidated balance sheet.

Converted Term Notes

At the time of the conversion of $5,970,000 of 2006 Debentures to Converted Term Notes, the original conversion option was eliminated and as a result, the remaining original discount associated with the Converted Term Notes of $1,546,000 was immediately charged to interest expense.  For the six months ended October 31, 2008, we recorded accrued interest associated with the Converted Term Notes of $377,000.  As a result, as of October 31, 2008, cumulative accrued interest associated with the Converted Term Notes is $1,421,000 and is included in accrued interest in the accompanying condensed consolidated balance sheet.

April 2007 Debenture

In April 2007, we issued to YA Global a convertible debenture with a face amount of $2,000,000 (the “April 2007 Debenture”) along with detachable common stock warrants.  For the six months ended October 31, 2008, using the effective interest method we amortized $63,000 of the discount on the April 2007 Debenture to interest expense.  As of October 31, 2008, the April 2007 Debenture is recorded in our condensed consolidated balance sheet at a carrying amount (net of discount) of $1,881,000.  We also recorded accrued interest on the April 2007 Debenture in the amount of $131,000 for the six months ended October 31, 2008.  As of October 31, 2008, cumulative accrued interest is $406,000 and is included in accrued interest in the accompanying condensed consolidated balance sheet.

In connection with the conversion of the 2006 Debentures to Converted Term Notes, the April 2007 Debentures were amended so that the maturity date was extended from May 31, 2009 to October 31, 2009.  Furthermore, the conversion price was modified to be the lower of $0.03 or eighty percent of the lowest volume weighted average price (as defined) in the ten trading days prior to the conversion date along with the interest rate being increased to 13%.  We did not record an additional beneficial conversion feature resulting from the modifications as it was not deemed to be material.  As a result of the modification of the fixed conversion feature, the discount associated with the beneficial conversion feature of $1,381,000 was written off as a loss on extinguishment of debt.  As a result, we are now amortizing the remaining discount  ($119,000 as of October 31, 2008) through October 31, 2009 using the effective interest method at an effective interest rate of 19%.

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary

As of October 31, 2008, we had $8,994,000, net of discount of remaining convertible debentures (the 2006 Debentures and the April 2007 Debenture, collectively the “13% Debentures”) and $6,839,000 in outstanding non-convertible term debt (the June 2008 Term Note and the Converted Term Notes, collectively the “Term Notes”).

Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents.  In addition, we have not been able to comply with certain financial covenants of the Term Notes during the six months ended October 31, 2008 and as a result YA Global may, in its discretion, declare an event of default on those notes.  If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest.  Although YA Global has not yet declared an event of default, and although we are continuing to have discussions with YA Global with the aim to further our business operations, we can offer no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes and seek to collect the amounts due by foreclosure on our assets.

November 2008 Term Note

In November 2008, we completed a private placement pursuant to which we issued to YA Global, a 13% term promissory note in the principal amount of $375,000 (the “November 2008 Term Note”).  The November 2008 Term Note bears interest at 13% per annum, is secured by individual security agreements with Isonics Corporation, IVI, HSDC and PPSC and both interest and principal are due on October 31, 2009.  We had been using these funds for day-to-day corporate expenses, including salaries and other corporate expenses.  The funds were subject to the global security interest of the lender, YA Global.  Nevertheless, a judgment creditor garnished the remaining portion of these funds in December 2008, and these funds are no longer available to us for use (see Note 8).  We anticipate that YA Global will take action to enforce its security interest in those funds.

NOTE 7 – ASSETS HELD FOR SALE

During the fourth quarter of our year ended April 30, 2008, we committed to a plan to sell one specific piece of production equipment in our silicon products and services segment.  Based on ongoing analysis of the silicon operations, this asset was deemed to be unnecessary to support our current operations.  This asset, with a net book value of $212,000 as of April 30, 2008 was sold by our silicon products and services subsidiary, IVI in May 2008 for net proceeds of $221,000, resulting in a net gain of $9,000.  In addition, we are exploring the possibility of the sale of other corporate assets, in all cases subject to compliance with YA Global’s security interest in our assets.

NOTE 8 – LEGAL CONTINGENCIES

In February 2007, we entered into a Settlement Agreement and Mutual Release with James E. Alexander, our former Chief Executive Officer, President and Chairman of the Board of Directors (our “Former CEO”) whereby he resigned his positions, terminated his employment agreement with us and accepted specified cash-based and stock-based remuneration for the ensuing twelve months.  During August 2007, due to a lack of sufficient liquidity and a working capital deficit, we stopped making the contractually required payments to our Former CEO.  As a result, as of April 30, 2008 we had an accrued liability in the amount of $118,000, which represented the remainder of the contractual amounts due.

On July 22, 2008 our former CEO filed a complaint against us in the Jefferson County, Colorado, District Court.  The complaint alleged that we breached the Settlement Agreement and Mutual General Release

Isonics Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entered into by Mr. Alexander and the Company in February 2007.  We did not contest the complaint.  As a result, Mr. Alexander obtained a judgment of approximately $190,000 (including attorneys fees, statutory interest and statutory penalties).  As a result of the judgment, we increased our accrued liability to $190,000, which resulted in a charge to selling, general and administrative expenses of  $72,000 during the six months ended October 31, 2008.

In an effort to collect on his judgment, in December 2008 our Former CEO garnished one of our bank accounts and has prevented our access to approximately $200,000 of the funds we were using for our day-to-day operations, including salaries for our operating personnel.  We believe that the garnishment, which attempts to take possession of assets in which YA Global has a security interest, is improper, and we anticipate that YA Global will seek to enforce its security interest.

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

NOTE 9– COMMITMENTS AND CONTINGENCIES

As of October 31, 2008, we had no commitments outstanding for capital expenditures.

NOTE 10- SUBSEQUENT EVENTS

Certain events occurring subsequent to October 31, 2008, are discussed within other notes to the condensed consolidated financial statements.

Effective October 31, 2008 (and as reported in a Form 8-K as of that date), we terminated various employment agreements with persons who were then our senior officers, and we entered into a new employment agreement with Christopher Toffales, then our Chairman of the Board and Chief Executive Officer, who became our President.  At the same time, George O’Leary, a member of the board of directors became our Chief Financial Officer.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “plan,” “will continue,” “will likely result” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A of our Form 10-K for the year ended April 30, 2008 and the risks identified elsewhere herein).  A significant risk of which all reading this report should be aware is that we have significant cash shortages as a result of a garnishment, which blocked our access to our principal bank account and has resulted in our inability to meet certain corporate obligations.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General Discussion

We are focused on the provision of security services and 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry.  As a result of working capital shortages previously reported in our quarterly and annual reports and the garnishment resulting from a judgment, we have limited to no ability to finance our day-to-day operations and we cannot offer any assurance that we will be able to continue operations into calendar year 2009 without the infusion of capital and/or the sale of assets approved by YA Global.

During the year ended April 30, 2008, and the six months ended October 31, 2008, we generated sales from 300-millimeter (and smaller diameter) test wafers and reclamation services, wafer thinning and custom wafer products and services for the silicon industry and the provision of security services for leading businesses and institutions in healthcare, education, retail, manufacturing, banking and art industries.  In addition, during the six months ended October 31, 2007 we also generated sales from stable and radioactive isotopes, although these sales were reported as discontinued operations in the accompanying condensed consolidated statements of operations as described below.

In June 2007, we sold our life sciences business (which supplied isotopes for life sciences and health-care applications) as it no longer fit our long-term strategy for building a sustainable and profitable security and silicon company and because of deteriorating business conditions in the historical revenue producing products in this business.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business (including revenue) was combined into a single line item and prior periods are reclassified for this presentation.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 for the six months ended October 31, 2007.

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

Consistent with management focus during the year ended April 30, 2008 and the six months ended October 31, 2008, we continue to evaluate our operating businesses and technology portfolio with the goal of operating our business more efficiently and monetizing assets as we deem to be appropriate and as our senior secured creditor may consent.  Additionally, we have considered and will continue to consider business expansion through merger, acquisition, joint venture or other means, although we can offer no assurance as to our ultimate success in increasing the scope of our business through such means.  Because substantially all of our assets are subject to a perfected security interest, we have in the past, and will likely continue to engage in discussions on these issues with YA Global as our primary debt holder.

Liquidity and Capital Resources

We have had liquidity shortages in the past and, although we raised $1,000,000 (net of expenses) through the issuance of $1,175,000 of Term Notes to YA Global in June 2008 and an additional $352,500 (net of expenses) through the issuance of $375,000 of Term Notes to YA Global in November 2008, we have generated significant losses, which have exacerbated our working capital deficit.  As of October 31, 2008, our condensed consolidated balance sheet reflects a working capital deficit of $(20,162,000).  In addition, as a result of our continued operating losses, working capital deficit and negative cash flow during the year ending April 30, 2008, the auditors report included with our financial statements for the year ended April 30, 2008 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.  This condition has continued since the date of those financial statements, and we expect that these conditions will continue for the foreseeable future unless we are able to raise a substantial amount of additional financing (of which there can be no assurance and which would be subject to the approval of YA Global).

Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents.  In addition, we have not been able to comply with certain financial covenants of the Term Notes during the six months ended October 31, 2008 and as a result YA Global may, in its discretion, declare an event of default on those notes.  If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest.  Although YA Global has not yet declared an event of default, and although we are continuing to have discussions with YA Global with the aim to further our business operations, we can offer no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes and seek to collect the amounts due by foreclosure on our assets.  In addition, a judgment creditor, our Former CEO, has sought to garnish approximately $200,000, which has resulted in our inability to meet certain corporate obligations and consequently, we may not be able to continue operations into calendar year 2009 without the infusion of capital and/or sale of assets approved by YA Global.

As a result of our significant working capital deficit and lack of operating funds resulting from the garnishment, we are financing our operations and negative cash flow from our liquid assets, which we allocate to pay our most urgent obligations.  During the six months ended October 31, 2008, we used $1,211,000 in operating activities.  At our current burn rate, it is unclear if our remaining liquidity is sufficient to finance our anticipated operations and projected negative cash flow into calendar year 2009.  In addition, it is unlikely that we will be able to continue the operations of the parent corporation beyond the near future without immediate additional financing from the sale of assets or a further investment by our principal creditor, YA Global, neither of which can be assured.  If we are able to secure an offer for asset based financing from a third party, YA Global has agreed to review that proposed financing and, in its sole discretion, consider releasing its security interest in certain of our assets to secure that financing.  Because of the terms of the existing YA Global financing, we are unable to collateralize any additional financing without YA Global’s consent and approval.

See additional discussion of liquidity and capital resources in the Liquidity and Capital Resources section included further below in this Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Security Services

Since the effective date of our acquisition of PPSC in May 2005, PPSC has delivered significant revenue to our condensed consolidated financial statements and has provided gross margins of approximately 22% and 23% of revenues for the six months ended October 31, 2008 and 2007, respectively.

During the fourth quarter of our year ended April 30, 2007, and subsequently, we implemented cost cutting initiatives that have positively impacted the results of PPSC’s operations.  Additionally we initiated plans (with limited success) to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  The segment generated an operating loss of $(2,203,000) for the six months ended October 31, 2008 as compared to operating income of $323,000 for the six months ended October 31, 2007 primarily due to the inclusion of a $2,346,000 non-cash writedown of goodwill during the six months ended October 31, 2008 (see additional discussion below).

While these cost cutting initiatives and focused sales and marketing efforts have enabled PPSC to positively impact its results for the six months ended October 31, 2008, the industry is cost competitive and customers switch security service providers on short notice.  In addition, effective August 1, 2008, one of our significant customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) is no longer using our services.  This customer accounted for $1,459,000 of revenue for the six months ended October 31, 2007.  As a result of these factors and the $2,346,000 impairment of goodwill, it is unlikely that we will be able to generate positive operating income in this segment for the year ending April 30, 2009 even assuming that we are able to continue operations through that period notwithstanding our cash and working capital deficits.  In addition, we can offer no assurance that PPSC will be able to contribute positive cash flow as well.

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

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008.  In addition, some customers reported inventory buildup in reclaim and/or test products while one other top customer ceased doing business with us as we could no longer meet the required specifications for their product.  As a result of these factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.  This trend has continued through the six months ended October 31, 2008.

The slowdown significantly impacted our revenues, results of operations and cash flows from our silicon products and services segment for the six months ended October 31, 2008 and 2007, in which we generated operating losses of $(1,094,000) and $(959,000), respectively.

In order to minimize the effect of the continuing slowdown, during our year ended April 30, 2008 we implemented many cost cutting measures in our silicon operations and are continuing to do so.  We have also increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009 if our cash resources allow us to continue operations through that period (which cannot be assured).  During the latter portion of our year ended April 30, 2008 and into our six months ended October 31, 2008 we have started to obtain new customers (both large and smaller diameters) and are in the process of attempting to qualify our products at others.  In an effort to control our marketing expenses, in August 2008 we entered into a distribution agreement with Silicon Quest International, Inc. (“SQI”), by which SQI agreed to act as an exclusive independent contractor to market, sell and distribute our silicon products and services to customers who are not previously our customers.  We continue to monitor our silicon operation closely and while we are hopeful that we will see improving financial results in this operating segment over the long-term, we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data expressed as a percentage of revenues.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.  This should also be read with an understanding of the significant cash shortages that we currently have, which are discussed more completely above in Liquidity and Capital Resources.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	95.4	92.0	93.5	88.6
Gross margin	4.6	8.0	6.5	11.4

Operating expenses:
Selling, general and administrative	26.1	30.8	27.5	33.2
Impairment of goodwill	—	—	26.7	—
Impairment loss on intangible assets	—	2.4	—	1.2
Research and development	0.6	2.7	0.7	9.9
Total operating expenses	26.7	35.9	54.9	44.3
Operating loss	(22.1)	(27.9)	(48.4)	(32.9)

Other income (expense), net	(35.2)	(17.9)	(70.0)	(20.8)
Loss from continuing operations before income taxes and minority interest	(57.3)	(45.8)	(118.4)	(53.7)
Income tax expense	—	—	—	—
Minority interest in operations of consolidated subsidiary	—	0.1	—	0.9
Loss from continuing operations	(57.3)	(45.7)	(118.4)	(52.8)
Gain on discontinued operations, net of income taxes	—	—	—	4.6
NET LOSS	(57.3)%	(45.7)%	(118.4)%	(48.2)%

Revenues

Revenues from our security services and silicon products and services segments decreased for the three and six months ended October 31, 2008, as compared to the same periods of our prior fiscal year, as described in the following table:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Security services	$2,465,000	$3,866,000	$5,738,000	$7,622,000
Silicon products and services	1,527,000	1,994,000	3,041,000	4,107,000
Reconciling amounts (1)	—	195,000	—	195,000
Total	$3,992,000	$6,055,000	$8,779,000	$11,924,000

(1) Reconciling amounts for revenues information consists of revenue from our former homeland security products segment.

The decrease in revenue from the security services segment for the three and six months ended October 31, 2008, is due to the effect of the loss of several security services contracts during the year ended April 30, 2008 and the six months ended October 31, 2008 partially offset by the addition of new customers as well as by increases in work performed at certain existing customers.  Effective August 1, 2008, one of our significant customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) ceased using our services.  This customer accounted for $1,459,000 of revenue for the six months ended October 31, 2007.   As a result, our revenue for the three months ended October 31, 2008 was lower than the revenue for both the three months ended October 31, 2007 and the three months ended July 31, 2008.  In an effort to increase our revenue, we continue to market our services aggressively by seeking premium accounts that prefer higher quality of service.  While we are hopeful that in the long-term we will be able to grow revenue in this segment by securing new security contracts in our PPSC subsidiary and retaining existing customers under contract currently with PPSC, we cannot provide any assurance that we will be able to do so and we may in the short-term fail to retain certain of our customers.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008.  In addition, some customers reported inventory buildup in reclaim and/or test products while one other top customer ceased doing business with us as we could no longer meet the required specifications for their product.  As a result of these factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.  This trend has also continued through the six months ended October 31, 2008.

Although we have diversified our sources of revenue, we continue to have concentrations of revenue with certain customers.  For the six months ended October 31, 2008, two security services customers accounted for 26% and 9% of revenues, respectively, and one silicon products and services customer accounted for 13% of revenues as compared to the six months ended October 31, 2007, in which two security services customers accounted for 19% and 12% of revenues, respectively, and one silicon products and services customer accounted for 12% of revenues.  Significant reductions in sales to any of our large customers have had, and may in the future have, a material adverse effect on us by reducing our revenues and our gross margins.  Present or future customers could terminate their purchasing patterns with us or significantly reduce or delay the amount of products or services ordered from us.

For the six months ended October 31, 2008, the silicon products and services customer mentioned above accounted for 38% of silicon products and services revenue as compared to 34% for the six months ended October 31, 2007.  Due to the relationship of revenues to the absorption of fixed facility costs, the elimination or even a significant reduction in sales to this customer would have a material adverse effect on our silicon products and services operations.

Gross Margin

Our gross margin decreased for the three and six months ended October 31, 2008, as compared to the same periods of our prior fiscal year, both on a dollar amount and on a percentage of revenues, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$185,000	$483,000	$574,000	$1,354,000
Percent of revenues	4.6%	8.0%	6.5%	11.4%

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

We have increased our marketing efforts and are hopeful that we will see a rebound in our customers demand and we have (and are hopeful to continue to) added several new silicon products and services customers during the year ending April 30, 2009.   Effective August 1, 2008, one of our significant security services customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) ceased using our services.  As a result, our revenues and gross margin for the three months ending October 31, 2008 was lower than the revenues and gross margin for both the three months ended October 31, 2007 and July 31, 2008. While we are hopeful that revenues (and corresponding gross margins) will increase (as compared to the year ended April 30, 2008) for the year ending April 30, 2009, we can offer no assurance that this will actually occur.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses decreased both as a dollar amount and as a percentage of revenue for the three and six months ended October 31, 2008, as compared to the same respective periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$1,040,000	$1,864,000	$2,417,000	$3,954,000
Percent of revenues	26.1%	30.8%	27.5%	33.2%

The $1,537,000 decrease in selling, general and administrative expenses for the six months ended October 31, 2008, compared to the six months ended October 31, 2007 is attributable to a combination of factors, including:

•                  approximately $300,000 due to a decrease in staffing and expenditures at the corporate office,

•                  approximately $300,000 due to a decrease in staffing and expenditures in the security services segment,

•                  approximately $650,000 due to a decrease in staffing and expenditures in our former homeland security products segment, and

•                  an approximate $270,000 decrease in staffing and expenditures at our silicon products and services segment.

We continue to be actively focused on reducing selling, general and administrative expenses and are hopeful that we will be able to further reduce these expenses for the three months ending January 31, 2009 as compared to the three months ended October 31, 2008.  However, any reduction in selling, general and administrative expenses most likely would be less significant as compared to the reductions realized for the three months ended October 31, 2008 as compared to the three months ended October 31, 2007.

Impairment of Goodwill

Our impairment of goodwill increased on both a dollar and a percentage of revenues basis for the six months ended October 31, 2008, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$—	$—	$2,346,000	$—
Percent of revenues	—%	—%	26.7%	—%

Due to the loss of a significant security services customer during the six months ended October 31, 2008, we determined that there had been a significant adverse change to the security services business.  We determined that the $3,631,000 of goodwill associated with our security services segment had been impaired and as a result, $2,346,000 of the goodwill was written off to reflect impairment of goodwill during the six months ended October 31, 2008.

Impairment Loss on Intangible Assets

Our impairment loss on intangible assets decreased on both a dollar and a percentage of revenues basis for the three and six months ended October 31, 2008, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$—	$145,000	$—	$145,000
Percent of revenues	—%	2.4%	—%	1.2%

The impairment loss for the three and six months ended October 31, 2007 relates to a write off of the unamortized balance of the trace and bulk detection technology intangible asset.  Due to suspension of development, manufacture and sale of our IMS-based products, we determined that the trace and bulk detection technology intangible asset was fully impaired.

Research and Development Expenses

Our research and development expenses decreased on both a dollar and a percentage of revenues basis for the three and six months ended October 31, 2008, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$25,000	$165,000	$60,000	$1,182,000
Percent of revenues	0.6%	2.7%	0.7%	9.9%

The majority of research and development expenses for the three and six months ended October 31, 2007 related primarily to (1) the development of next-generation infrared imaging and night vision surveillance technology through our now-terminated Lucent relationship and (2) our IMS based products.  Due to the termination of our Lucent relationship and the suspension of development of our IMS-based products, we did not incur material research and development expenses during the three and six months ended October 31, 2008 for these projects and we do not expect to incur material additional research and development expense for any projects during the remainder of our year ending April 30, 2009.

Historically a significant amount of the research and development on the IMS-based products was performed by Institut fur Umwelttechnologien GmbH (“IUT”).  We funded $0 and $80,000 under our agreement with IUT for the six months ended October 31, 2008 and 2007, respectively. As a result of the suspension of the development, manufacture and sale of our IMS-based products as described above, we intend to provide no further funds pursuant to this agreement.

Except for work being performed on our silicon products at our facilities in Vancouver, Washington, we operate no other facilities of our own for research and development.  Although we have in the past expended significant resources on research and development, we cannot offer any assurance that we will receive future financial benefit from our research and development efforts made to date.

Operating (Loss) Income

For the six months ended October 31, 2008 and 2007, our operating segments incurred operating (loss) income as follows:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Security services	$36,000	$253,000	$(2,203,000)	$323,000
Silicon products and services	(538,000)	(598,000)	(1,094,000)	(959,000)
Reconciling amounts (1)	(378,000)	(1,346,000)	(952,000)	(3,291,000)
Total	$(880,000)	$(1,691,000)	$(4,249,000)	$(3,927,000)

(1) Reconciling amounts for the operating (loss) income information includes corporate expenses consisting primarily of corporate salaries and benefits, professional and consulting fees, investor relations costs, insurance, directors’ compensation and the results of our former homeland security products segment.

During the fourth quarter of our year ended April 30, 2007, and subsequently, we implemented cost cutting initiatives that have positively impacted the results of PPSC’s operations.  Additionally we initiated plans (with limited success) to improve operating margins at PPSC by focusing on customers that are willing to pay for premium security services, a market in which we believe that PPSC is able to differentiate itself from its peers.  The segment generated an operating loss of $(2,203,000) for the six months ended October 31, 2008 as compared to operating income of $323,000 for the six months ended October 31, 2007 primarily due to the inclusion of a $2,346,000 non-cash writedown of goodwill during the six months ended October 31, 2008.

While these cost cutting initiatives and focused sales and marketing efforts have enabled PPSC to positively impact its results for the six months ended October 31, 2008, the industry is cost competitive and customers switch security service providers on short notice.  In addition, effective August 1, 2008, one of our significant customers (who accounted for $802,000 of revenue for the three months ended July 31, 2008) is no longer using our services.  This customer accounted for $1,459,000 of revenue for the six months ended October 31, 2007.  As a result of these factors and the $2,346,000 impairment of goodwill, it is unlikely that we will be able to generate positive operating income in this segment for the year ending April 30, 2009 even assuming that we are able to continue operations through that period notwithstanding our cash position and working capital deficits.  In addition, we can offer no assurance that PPSC will be able to contribute positive cash flow as well.

While we reported significant revenue and operating income growth in our silicon operations for the year ended April 30, 2007, many of our top silicon customers experienced weakened business results during our year ended April 30, 2008.  In addition, some customers reported inventory buildup in reclaim and/or test products while one other top customer ceased doing business with us as we could no longer meet the required specifications for their product.  As a result of these factors, during the year ended April 30, 2008, we experienced a slowdown in orders and a reduction in average selling prices of reclaim and test materials, which had a negative impact on our results.  This trend has continued through the six months ended October 31, 2008.

The slowdown significantly impacted our revenues, results of operations and cash flows from our silicon products and services segment for the six months ended October 31, 2008 and 2007, in which we generated operating losses of $(1,094,000) and $(959,000), respectively.

In order to minimize the effect of the continuing slowdown, during our year ended April 30, 2008 we implemented many cost cutting measures in our silicon operations and are continuing to do so.  We have also increased our marketing efforts and are hopeful that we will see a recovery during the year ending April 30, 2009 if our cash resources allow us to continue operations through that period (which cannot be assured).  During the latter portion of our year ended April 30, 2008 and into our six months ended October 31, 2008 we have started to obtain new customers (both large and smaller diameters) and are in the process of attempting to qualify our products at others.  In an effort to control our marketing expenses, in August 2008 we entered into a distribution agreement with SQI, by which SQI agreed to act as an exclusive independent contractor to market, sell and distribute our silicon products and services to customers who are not previously our customers.  We continue to monitor our silicon operation closely and while we are hopeful that we will see improving financial results in this operating segment over the long-term, we cannot offer any assurance that we will be able to regain or sustain operating profitability in future periods.

Other Income (Expense), net

Other income (expense), net increased on both a dollar and a percentage of revenues basis for the three and six months ended October 31, 2008, as compared to the same periods of our prior fiscal year, as reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$(1,405,000)	$(1,081,000)	$(6,149,000)	$(2,483,000)
Percent of revenues	(35.2)%	(17.9)%	(70.0)%	(20.8)%

For the six months ended October 31, 2008, other income (expense), net consists primarily of interest expense of $(4,639,000), a loss on extinguishment of debt $(1,381,000) and the amortization of debt issuance costs of $(131,000).  Included in interest expense for the six months ended October 31, 2008 are non-cash charges of $4,528,000 related primarily to the amortization of the discount and the accrual of interest on our outstanding term notes and convertible debentures.

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

Minority Interest in Operations of Consolidated Subsidiary

Minority interest in operations of consolidated subsidiary for the three and six months ended October 31, 2008 and 2007 is reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008		2007
Dollar amount	$—	$11,000	$		$111,000
Percent of revenues	—%	0.1%		%	0.9%

The amount of minority interest in operations of consolidated subsidiary recorded for the six months ended October 31, 2007, relates to our purchase of a 90% interest in SenseIt Corp in October 2006 and the subsequent operation of the business.  Due to the cancellation of the Lucent Agreement, we do not expect minority interest in operations of SenseIt to be material in future periods.

Gain on Discontinued Operations, net of Income Taxes

Gain on discontinued operations, net of income taxes for the three and six months ended October 31, 2008 and 2007 is reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$—	$—	$—	$553,000
Percent of revenues	—%	—%	—%	4.6%

In January 2007, we decided to discontinue the operation of our life sciences business and to put the assets and business up for sale (which was sold in June 2007).  We decided to sell this business as it no longer fit our long-term strategy and because of deteriorating business conditions in the historical, revenue producing products in the segment.  Accounting rules required us to treat the operations of the life sciences business as discontinued operations whereby the net financial impact of the operations of the business is combined into a single line item and prior periods are reclassified for this presentation.  The gain, net of income taxes, resulting from operations of the life sciences business was $37,000 for the six months ended October 31, 2007.  The gain on sale of the life sciences business was recorded in the six months ended October 31, 2007, in the amount of $516,000.  Revenue for the life sciences business, reported in the single line item of gain on operations of discontinued operations, net of income taxes, was $101,000 for the six months ended October 31, 2007.

Net Loss

Net loss for the three and six months ended October 31, 2008 and 2007 is reflected in the following table:

	Three months ended October 31,		Six months ended October 31,
	2008	2007	2008	2007
Dollar amount	$(2,285,000)	$(2,761,000)	$(10,398,000)	$(5,746,000)
Percent of revenues	(57.3)%	(45.7)%	(118.4)%	(48.2)%

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

Liquidity and Capital Resources

Given our significant working capital deficit, we are dependent on our liquidity to fund our operations and to pay our vendors. A significant part of our working capital deficit includes 13% Debentures, Term Notes, and accrued interest due to YA Global.  Because the amounts are due October 31, 2009 and with circumstances existing by which YA Global could declare an event of default and accelerate the obligations, these amounts are characterized as current liabilities.

Included in the following table are condensed consolidated balance sheet items as of October 31, 2008 and April 30, 2008 and condensed consolidated cash flow items for the six months ended October 31, 2008 and 2007:

	As of
(in thousands)	October 31, 2008	Change	April 30, 2008
Cash and cash equivalents	$558	$(369)	$927

Working capital deficit	(20,162)	(7,034)	(13,128)

Current portion of notes payable, net of discount	6,936	6,926	10

Current portion of convertible debentures, net of discount	8,994	(1,521)	10,515

Total convertible debentures, face value outstanding	11,859	(6,043)	17,902

Total term notes, face value outstanding	$7,145	7,145	$—

	Six months ended
	October 31, 2008	Change	October 31, 2007

Net cash used in operating activities	$(1,211)	$(396)	$(815)
Net cash provided by investing activities	217	(569)	786
Net cash provided by (used in) financing activities	625	1,399	(774)
Net decrease in cash and cash equivalents	$(369)	$434	$(803)

Working Capital Deficit

Our working capital deficit was $(20,162,000) as of October 31, 2008, as compared to a working capital deficit of $(13,128,000) as of April 30, 2008. This $7,034,000 increase in working capital deficit for the six months ended October 31, 2008, is due to a combination of factors, of which the significant factors are set out below:

Factors which reduced our working capital deficit

•      $214,000 of unamortized prepaid insurance premiums in excess of the related notes payable;

•      $131,000 representing the excess of the proceeds received over the carrying value of the June 2008 Term Note of $869,000

Factors which increased our working capital deficit

•      $2,060,000 of cash consumed directly in operating activities (calculated as $1,211,000 of cash used in operating activities, increased by $849,000 of the cash impact of net changes in other current assets or liabilities included therein);

•      $3,340,000 representing the amortization of the discount on the convertible debentures and term debt;

•      $1,381,000 representing the charge for the modification of the April 2007 Debenture, reflected as an increase in the book value of the April 2007 Debenture;

•      $203,000 representing the reclassification of capital leases from long-term to current

Based on the amount of capital we have remaining, our expected negative cash flow from operations and investing activities and our obligations to YA Global, we anticipate that we will not be able to positively impact our working capital unless we are able to restructure our current obligations due to YA Global.  In order to continue funding our operations from liquidity, we must obtain additional financing (above and beyond the net $352,500 raised from the issuance of an additional Term Note in November 2008) which we can obtain only with the consent of YA Global, and ultimately substantially increase our revenues or reduce our expenses thereby generating positive cash flow from operations and (ultimately) operating income.

As a result of our significant working capital deficit and the lack of operating funds resulting from the garnishment, we are financing our operations and negative cash flow from our liquid assets, which we allocate to pay our most urgent obligations.  During the six months ended October 31, 2008, we used $1,211,000 in operating activities.  At our current burn rate, it is unclear if our remaining liquidity is sufficient to finance our anticipated operations and projected negative cash flow into calendar year 2009.  In addition, it is unlikely that we will be able to continue the operations of the parent corporation beyond the near future without immediate additional financing from the sale of assets or a further investment by our principal creditor, YA Global, neither of which can be assured.  If we are able to secure an offer for asset based financing from a third party, YA Global has agreed to review that proposed financing and, in its sole discretion, consider releasing its security interest in certain of our assets to secure that financing.  Because of the terms of the existing YA Global financing, we are unable to collateralize any additional financing without YA Global’s consent and approval.

Convertible Debentures and Term Notes

In June 2008 we raised $1,000,000 (net of expenses) through the issuance of a $1,175,000 Term Note.  In November 2008, we raised an additional $352,500 (net of expenses) through the issuance of a $375,000 Term Note.  The Term Notes mature on October 31, 2009, bear interest at 13% per annum and are collateralized by substantially all of our assets.  The Term Notes are not convertible into our common stock but only repayable in cash.

In June 2008, YA Global exchanged two of the 2006 Debentures having an aggregate principal balance of $5,970,000 into Term Notes.

As a result, we now have (face value):

•      $7,520,000 in Term Notes; and

•      $11,857,800 (net of conversions to common stock) of remaining 13% Debentures.

Currently, we may not be in compliance with certain covenants of the remaining 13% Debentures and, in the June financing, YA Global refused to waive any non-compliance with the earlier financing documents.  In addition, we have not been able to comply with certain financial covenants of the Term Notes during the six months ended October 31, 2008 and as a result YA Global may, in its discretion, declare an event of default on those notes.  If YA Global were to declare an event of default under the 13% Debentures or the Term Notes it would likely have the legal right to foreclose against its security interest and take control of, and/or dispose of, the assets subject to its security interest.  Although YA Global has not yet declared an event of default, and although we are continuing to have discussions with YA Global with the aim to further our business operations, we can offer no assurance that YA Global will not declare an event of default under the 13% Debentures or the Term Notes and seek to collect the amounts due by foreclosure on our assets.

Cash Flows

As of October 31, 2008, we had $558,000 of cash and cash equivalents, a decrease of $369,000 as compared to $927,000 at April 30, 2008. Our principal source of funding for the six months ended October 31, 2008 was from our existing liquidity as of April 30, 2008 (which existed notwithstanding our significant working capital deficit), the issuance of a Term Note in June 2008 (with a face value of $1,175,000) for which we received net proceeds of $1,000,000 and $221,000 in net proceeds received from the sale of assets held for sale.  Our principal source of funding for the six months ended October 31, 2007 was $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007.

Cash used in operating activities of $(1,211,000) and $(815,000) for the six months ended October 31, 2008 and 2007, respectively, was primarily the result of a net loss of $(10,398,000) (which included noncash expenses and gains in the net amount of a $(8,333,000) expense) and of $(5,746,000) (which included noncash expenses and gains in the net amount of a $(2,050,000), respectively.

Investing activities provided cash of $217,000 and $786,000 for the six months ended October 31, 2008 and 2007, respectively. Cash provided by investing activities for the six months ended October 31, 2008, consisted of $221,000 (net of selling costs of $4,000) from the sale of assets held for sale offset by $4,000 expended on additions of property and equipment.  Cash provided by investing activities for the six months ended October 31, 2007, consisted of $805,000 (net of selling costs of $45,000) received for the sale of our life sciences business in June 2007 and $60,000 from the assignment of our silicon-28 licenses offset by $79,000 expended on additions of property and equipment.

Financing activities provided cash of $625,000 and used cash of $(774,000) for the six months ended October 31, 2008 and 2007, respectively. Cash provided by financing activities for the six months ended October 31, 2008, was due to the issuance of a Term Note in June 2008 (with a face value of $1,175,000) for which we received net proceeds of $1,000,000 partially offset by the payments of principal on capital leases and notes payable in the amounts of $241,000 and 134,000, respectively.  Cash used in financing activities for the six months ended October 31, 2007, consisted of payments of principal on capital leases and notes payable in the amounts of $230,000 and $544,000, respectively.

Additional Liquidity Considerations

As of October 31, 2008, we had no commitments outstanding for capital expenditures.

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

Management has discussed the development and selection of these critical accounting estimates with our Board of Directors and the Board of Directors has reviewed the foregoing disclosure.  In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above.  Changes in estimates used in these and other items could have a material impact on our financial statements. We believe that our most critical accounting policies and estimates are as follows:

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

During the six months ended October 31, 2008, due to the loss of a significant customer, we concluded there were sufficient indicators to require us to perform an analysis to assess whether any portion of our goodwill balance of $3,631,000 related to our acquisition of PPSC in May 2005 was impaired.  In completing our analysis of the security services reporting unit, we used the Discounted Cash Flow Method (“DCF Method”) in which the reporting unit was valued by discounting the projected cash flows to its present value based upon a risk adjusted discount rate.  As a result of the testing, we determined that $2,346,000 of the recorded goodwill had been impaired and was required to be expensed as a non-cash charge to continuing operations during the six months ended October 31, 2008.  In performing the calculation under SFAS No. 142, we made several assumptions requiring significant judgment, including the use of the DCF Method, the number of years used in the projection, the discount rate and growth assumptions.  If we had elected to use different variables, the outcome of the calculation could have been different.  As of October 31, 2008, we have $1,285,000 of goodwill remaining on our condensed consolidated balance sheet.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of October 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer).  Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in Item 9A(T) included with our Annual Report on Form 10-K for the year ended April 30, 2008, which we view as an integral part of our disclosure controls and procedures.

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

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Exchange Act) during the three months ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Effective October 31, 2008, our Chief Financial Officer resigned as described in a Form 8-K dated October 31, 2008, filed on November 6, 2008.  The board of directors appointed George O’Leary to succeed to the position of Chief Financial Officer and he has assumed those duties effective as of October 31, 2008.  The Chief Executive Officer and the Chief Financial Officer are of

the opinion that the change has not materially affected, and is not reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

On July 22, 2008 James E. Alexander, our former CEO, filed a complaint against us in the Jefferson County, Colorado, District Court (case no. 08cv3085).  The complaint alleged that we breached the Settlement Agreement and Mutual General Release entered into by Mr. Alexander and the Company in February 2007.  We did not contest the complaint.  As a result, Mr. Alexander obtained a judgment of approximately $190,000 (including attorneys fees, statutory interest and statutory penalties).  Subsequently Mr. Alexander has garnished our principal bank account and has commenced other collection efforts. We anticipate that YA Global will take action to enforce its security interest in those funds.

Item 1A: Risk Factors

There are no material changes to the risk factors set forth in Part I “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2008.  As a result, we incorporate those risk factors by reference into this report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended October 31, 2008 (and subsequently) we did not enter into any transactions that were not registered under the Securities Act of 1933, as amended and were not previously reported on a Form 8-K.

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibits.

3.1

Restated articles of incorporation (incorporated by reference from our Current Report on Form 8-K (File No. 001-12531), dated June 13, 2007 and filed on June 25, 2007, and incorporated herein by reference.

3.2	Restated bylaws (incorporated by reference from our Current Report on Form 8-K (File No. 001-12531), dated March 27, 2006, and filed on March 31, 2006, and incorporated herein by reference.

10.1	Amended and restated employment agreement with Christopher Toffales (incorporated by reference from our current report on Form 8-K dated October 31, 2008 and filed on November 6, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of New York, State of New York, on the 22nd day of December 2008.

Isonics Corporation
(Registrant)

By	/s/ Christopher Toffales
Christopher Toffales
Chief Executive Officer

By	/s/ George O’Leary
George O’Leary
Chief Accounting Officer and Chief Financial Officer